Form 10-K
period 1998-06-30
MIPS TECHNOLOGIES INC
filed 1998-09-24
CIK 1059786

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-K

 (Mark One)

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

                     For the fiscal year ended June 30, 1998

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the transition period from ________ to ________.

                        Commission file number 000-24487


                                  ------------

                             MIPS Technologies, Inc.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            77-0322161
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or organization)                           Identification Number)

               1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353
                    (Address of principal executive offices)

       Registrants' telephone number, including area code: (650) 567-5000

           Securities registered pursuant to section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of class)

                                  ------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. |_|

     Aggregate market value of the registrant's Common Stock held by non-affiliates of the Registrant as of September 1, 1998 was approximately $94.0 million based upon the closing price reported for such date on the Nasdaq National market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 37,250,000 as of September 1, 1998.


================================================================================

                                     PART 1

Item 1.  Business

General

     On July 6, 1998 the Company completed its initial public offering (the "Offering"). Prior to the Offering, the Company was a wholly owned subsidiary of Silicon Graphics. In order to increase the focus of the MIPS Group on the design and development of microprocessor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations. In April 1998, the Board of Directors of the Company approved a transaction, pursuant to which, Silicon Graphics transferred to the Company the assets and liabilities related to the design and development of microprocessor intellectual property for embedded market applications (the "Separation"). Prior to the Separation, the Company's business was conducted by Silicon Graphics primarily through its MIPS Group, a division of Silicon Graphics. The Company's predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC microprocessors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS microprocessor business through its MIPS Group, which focused primarily on the development of high-performance microprocessors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the broader use of these microprocessors. However, as the cost to design and manufacture microprocessors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor partners and by partnering with Nintendo Co., Ltd. ("Nintendo") in its design of the Nintendo 64 video game player and related cartridges.

     The Company is a leading designer and developer of RISC-based high-performance microprocessor intellectual property for embedded systems applications. The Company has established a distribution channel for its intellectual property by licensing its technology to key semiconductor partners. Each of these partners possesses leading design and/or process technology and can leverage a strong market position in strategic embedded markets. To date, the MIPS RISC architecture has been used to create over 60 separate microprocessor products. These microprocessor products have a cumulative installed base of over 70 million units and have been embedded into a variety of products such as video games, color printers and handheld personal computers. The Company's semiconductor partners reported that approximately 47 million units based on the Company's RISC architecture were shipped in fiscal year 1998.

     The Company's technology focuses on providing cost-effective and high-performance microprocessor and related designs for high-volume embedded applications. The MIPS RISC architecture is flexible and allows semiconductor manufacturers to integrate their intellectual property with the Company's microprocessor and related designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. The advantages of the MIPS architecture relate primarily to scalability of die size and performance. Products incorporating the MIPS architecture range from disk drives using microprocessor cores with a die size of less than two square millimeters to high-performance workstations using microprocessors with a die size of 300 square millimeters. In addition, while designed for high performance, the Company's RISC-based architectures have been incorporated in low-power applications such as the Philips Velo and the NEC MobilePro handheld personal computers. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across a broad range of price/performance points to use common support tools and software.

     The Company was incorporated in Delaware in June 1992. The Company has its principal executive offices at 1225 Charleston Road, Mountain View, California 94043-1353, and its telephone number at that address is (650) 567-5000.

Industry Background

     Rapid advances in semiconductor technology have enabled the development of higher performance microprocessors at lower cost. As a result, it is now cost-effective for system OEMs to embed these microprocessors into a wider range of electronic products and systems, including a new generation of digital consumer products. At the same time, improvements in semiconductor manufacturing processes have enabled the integration of entire systems onto a single integrated circuit to create complex system-on-a-chip solutions. However, design tool capabilities and the internal design resources of semiconductor manufacturers and system OEMs have not kept pace with the increase in the number of transistors that can be placed on a single chip. Consequently, a significant and growing "design gap" for semiconductor designers and manufacturers has developed. To address this "design gap," semiconductor designers and manufacturers are increasingly licensing proven and reusable intellectual property components such as microprocessor cores, memories and logic blocks from third-party suppliers to create differentiated products and reduce development costs and time-to-market. The availability of low-cost, high-performance microprocessors and the development of system-on-a-chip technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly advanced digital consumer products.

     Embedded systems are broadly defined as microcontrollers and microprocessors plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Until recently, this market was dominated by low-cost 4-, 8- and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32- and 64-bit microprocessors was common in higher cost but lower volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement today's advanced functions. Recently, however, the price of 32- and 64-bit microprocessors has reached the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer products.

     Digital consumer products that incorporate high-performance microprocessors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. To meet the demands of the digital consumer products market, system OEMs rely on semiconductor manufacturers to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers such as the Company in the form of microprocessor cores and other functional blocks.

The MIPS Network

     Through its network of semiconductor partners, independent software vendors and system OEMs, the Company has developed the infrastructure to support its architecture as a standard platform for the embedded market.

     Semiconductor Partners. The Company currently has seven semiconductor partners that develop, market and sell silicon solutions based on the MIPS RISC microprocessor architecture. Because products incorporating the Company's intellectual property are sold to system OEMs by its semiconductor partners (and not directly by the Company), these partners operate as a value-added distribution channel. Several of the Company's partners have had contracts with the Company and its predecessors since prior to Silicon Graphics' acquisition of MIPS Computer Systems, Inc. in 1992. The Company's current semiconductor partners are Integrated Device Technology ("IDT"), LSI Logic Corporation ("LSI Logic"), NEC Corporation ("NEC"), NKK Corporation ("NKK"), Philips Electronics N.V. ("Philips"), Quantum Effect Design, Inc. ("QED") and Toshiba Corporation ("Toshiba"). Several of the Company's manufacturing partners have made significant investments in MIPS technology and market development which has resulted in multiple design teams around the world engaged in the development of MIPS-based microprocessors and related designs. The Company's partners and their associated design teams have developed a broad portfolio of microprocessors and standard products based on the MIPS RISC architecture as well as application specific extensions which can be licensed back to the Company and offered to its other partners

     Independent Software Vendors. The Company's RISC architecture is further enabled by a variety of third-party independent software vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers. Currently, these companies provide over 150 products in support of the Company's RISC architecture. This software support allows system OEMs to design the MIPS microprocessor technology into their products. Software operating systems developed by Microsoft, Wind River Systems, Inc. and Integrated Systems Inc. are compatible with the Company's RISC architecture.

     System OEMs. Microprocessor products based on the Company's RISC architecture are used by a variety of system OEMs in the embedded market. A number of high-profile digital consumer products incorporate the Company's RISC-based microprocessor intellectual property, including the Nintendo 64 and Sony PlayStation video game systems, the Philips Velo and NEC MobilePro handheld personal computers and the digital set-top boxes from Echostar and WebTV. The Company participates in various sales and technical efforts directed to system OEMs and has launched a promotional campaign aimed at increasing brand awareness of the MIPS RISC architecture among system OEMs and software vendors.

Markets and Applications

     Digital Consumer Products. Together with its existing semiconductor manufacturing partners and their associated design teams, the Company seeks to leverage the MIPS RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, handheld personal computers and set-top boxes. To date, the Company's RISC-based microprocessors have been designed into many digital consumer products, including the Nintendo 64 and Sony PlayStation video game systems. Revenue related to the video game market presently accounts for a substantial majority of the Company's total revenue, and such revenue is expected to continue to account for a significant portion of the Company's total revenue for at least the next several years.

          Video Games. The market for video games, which represented the first high-volume consumer application for 32- and 64-bit microprocessors, accounted for approximately 30 million units in 1997, of which an estimated 90% used the Company's technology. The Company's key design wins in this market include the Nintendo 64 video game system, which was introduced in 1996 and uses a MIPS R4300i microprocessor manufactured by NEC, and the Sony PlayStation, which was introduced in 1994 and uses a MIPS R3000 class embedded microprocessor developed by LSI Logic.

          Set-Top Boxes. As digital transmission of video signals becomes more widely utilized, the Company believes that the market for compatible set-top boxes could represent an area of growth in the use of 32- and 64-bit microprocessors and related designs. The Company's key design wins in this market include the set-top box used in WebTV's Internet appliance, introduced in 1996, which uses a MIPS R4000 class microprocessor manufactured by IDT. Echostar's Dish Network set-top box, introduced in 1996, uses a MIPS R3000 class microprocessor that is also manufactured by IDT. General Instrument Corporation's DCT-5000+ advanced interactive digital set-top terminal will also use a MIPS based product.

          Handheld Personal Computers. While the market for handheld personal computers has only recently begun to develop, the Company expects that this market will continue to grow as these devices become more interactive with desktop PCs. To date, the Company's RISC-based microprocessor designs have been incorporated into products such as the Philips Velo and Sharp's Mobilon, both of which use a MIPS R3000 class microprocessor developed by Philips. In addition, NEC has incorporated a MIPS R4000 class microprocessor design into its MobilePro handheld personal computer.

     Other Embedded Applications. Significant design wins in more traditional embedded market applications include networking communications equipment from Cisco as well as laser printers from Hewlett-Packard Company, Electronics for Imaging Inc. and Brother Industries, Ltd.

Products

     The Company designs, develops and licenses intellectual property for high-performance microprocessors. The Company's intellectual property is used in the design of microprocessor cores, instruction set architectures ("ISAs") and application specific extensions ("ASEs") that enable its semiconductor partners to manufacture flexible, high-performance microprocessors for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with its semiconductor partners, the Company seeks to strengthen the position of the MIPS architecture in the microprocessor industry and proliferate its designs in embedded systems applications. The Company has not historically and does not intend to manufacture microprocessors and related devices.

     Basic Cores. The Company currently provides flexible, modular microprocessor cores covering a range of performance/price points to enable its manufacturing partners to provide customized semiconductor products more quickly to system OEMs.

          R3000. The R3000 is a 32-bit microprocessor introduced in 1988 that has served as the basis for many derivatives by the Company's semiconductor partners and is available from the Company in core form. The small die size (less than two square millimeters in one implementation) and performance characteristics of the R3000 make it well-suited for applications such as video game consoles, including the Sony PlayStation, and handheld personal computers, copiers, networking equipment and laser printers.

          R4000. The R4000 is a 64-bit microprocessor introduced in 1992 that has served as the basis for a variety of derivatives, including the R4300i which, together with Silicon Graphics' Reality Co-Processor (RCP), is used in Nintendo 64 video game players. The R4000 was designed for applications in which high performance is the principle objective, such as video games, computer systems, network servers and interactive consumer applications such as set-top boxes.

          R5000. The R5000 is a 64-bit microprocessor developed by QED in January 1996 that is presently licensed to the Company. The R5000, which can be sublicensed by the Company to its other semiconductor partners, is a dual instruction issue processor that has served as the microprocessor in several of Silicon Graphics' workstations. Its performance characteristics make it an attractive microprocessor for more powerful and sophisticated embedded applications.

     Instruction Set Architectures. Instruction set architectures are combinations of binary instructions and the hardware to execute them which together determine the native capability of a microprocessor. ISA standards are important because, among other things, they become the common points around which tools are built, software libraries and compilers are written and software operating systems are developed. Elements of an ISA may be copyrighted or patented thus preventing unrestricted use without a license. The Company licenses its ISAs to promote the development and marketing of MIPS compatible parts by its semiconductor manufacturing partners.

          MIPS I/II. The MIPS I/II instruction set architecture is the basic series of instructions for 32-bit operations. This instruction set, which is presently used in a wide range of applications, allows the performance of integer and floating point computation, logical operations, data movement and a variety of other functions. The MIPS II ISA is implemented in the R3000 series of products. Full MIPS I/II compatibility is protected by patents, copyrights and trademarks owned by the Company.

          MIPS III. In addition to providing full support for the MIPS II ISA, the MIPS III instruction set architecture extends the MIPS II ISA to 64-bit operations, increases the number of floating point registers and adds certain other functions. The MIPS III ISA is implemented in the R4000 series of products. MIPS III is a patented instruction set that is necessary to operate 64-bit MIPS microprocessors in 64-bit mode.

          MIPS IV. MIPS IV enhances floating point operations and adds additional instructions that improve performance in a number of engineering and scientific applications. The MIPS IV ISA is implemented in the R5000 series of products.

          MIPS V. MIPS V provides instructions that enhance performance in 3-D graphics applications. The hardware for the MIPS V ISA has not been implemented.

     Application Specific Extensions. Application specific extensions are intended to provide design flexibility for application-specific MIPS products and are offered to the Company's semiconductor manufacturing partners as optional, additional features to its microprocessor cores.

          MIPS16. MIPS16 is an ASE to the Company's RISC architecture introduced in October 1996 that permits substantially reduced systems costs by reducing memory requirements through the use of 16-bit instruction representation.
          MIPS Digital Media Extensions (MDMX). MDMX is an ASE designed to provide enhanced digital media processing including video compression and decompression and audio and signal processing.

Research and Development

     The Company believes that its future competitive position will depend in large part on its ability to develop new and enhanced microprocessor cores and related designs in a timely and cost-effective manner. The Company believes that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor manufacturers and system OEMs in the digital consumer products industry. To this end, the Company has assembled a team of highly skilled engineers that possess significant experience in the design and development of complex microprocessors. The Company intends to build on this base of experience and the technologies that it has developed to enhance the MIPS RISC architecture and develop a broader line of microprocessor cores that are optimized for applications in the digital consumer products industry. The Company's strategy is to use a modular approach that emphasizes re-usable, licensable microprocessors, cores and software technology. The Company believes that this increased flexibility and modularity will allow its semiconductor partners to provide high-performance, customized products more quickly to their customers. In addition, the Company develops and licenses standardized ISAs and ASEs to work  within  and  around  its RISC  architecture  to  enhance  and  tailor  the capabilities of its microprocessor designs for specific applications. Historically, the Company has collaborated with its semiconductor manufacturing partners to develop these specific product applications and ASEs from its core microprocessor designs.

     The Company develops and licenses its microprocessor designs in two forms. Initial or "process targeted designs" are designs intended to address the specific silicon manufacturing process technology of the semiconductor manufacturer to which it is licensed. For example, details such as transistor and interconnect dimensions vary from manufacturer to manufacturer and affect performance. The Company believes that its ability to adjust its microprocessor designs to work at optimum performance levels for targeted silicon process technologies is a significant competitive advantage. Because they are designed with the manufacturing partner's specific silicon process technology in mind, it is expected that these initial microprocessor cores will have superior performance levels and high value for the target partner. The Company also expects to generate both high-level description language representations of these designs called "soft" cores and intermediate representations with some process targeting called "firm" cores. Key internal circuits of "firm" cores can be enhanced to maintain substantially the level of performance of the "process targeted designs" on which they are based. "Soft" cores and "firm" cores are flexible and can be licensed to multiple customers and used in multiple applications.

     In anticipation of the Separation and the more limited focus of its research and development efforts, the Company has significantly reduced its research and development staff, from 221 persons at December 31, 1997 to 40 persons at June 30, 1998. This decrease principally reflects the transfer to Silicon Graphics of employees engaged in the development of next generation microprocessors for Silicon Graphics' systems as well as other staff reductions associated with the Company's shift in strategic direction. Because the Company expects to use industry-standard third-party design tools, it will not be required to develop and maintain the proprietary design tools that were necessary in connection with the design of high-performance microprocessors for Silicon Graphics. As a result, the Company expects that its staffing requirements will be significantly lower than those required prior to the Separation. For the fiscal years ended June 30, 1998, 1997 and 1996 the Company's research and development costs were $43.4 million, $68.8 million and $48.4 million, respectively.

Sales and Marketing

     The Company's sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor manufacturers and participating in marketing, sales and technical efforts directed to system OEMs. The Company licenses its RISC-based microprocessor and related design technology on a non-exclusive and worldwide basis to semiconductor manufacturers who, in turn, sell products incorporating these technologies to system OEMs. The partnerships established by the Company form a distribution channel and are an important element of its strategy to proliferate the MIPS RISC architecture as the standard in the embedded microprocessor industry. In establishing these partnerships, the Company seeks to license its technology to those companies it believes can offer value-added design capabilities in the Company's existing target markets as well as expand the market for the Company's microprocessor and related designs. By licensing its technology to multiple semiconductor manufacturers, the Company seeks to ensure that system access to multiple sources of its RISC-based microprocessors and related designs. The Company presently has two customers that individually account for more than 10% of its total revenue: Nintendo and NEC. Substantially all of the revenue derived from these two customers reflects contract revenue and royalties related to development and sales of Nintendo 64 video game players and related cartridges. Revenue related to sales of Nintendo 64 video game cartridges is expected to continue to account for a significant portion of the Company's total revenue for the next several years and, therefore, the Company expects that a significant portion of its total revenue will continue to be derived from Nintendo and, to a lesser extent, NEC. Because revenue related to sales of Nintendo 64 video game cartridges is expected to represent a substantial portion of the Company's total revenue, the Company expects to experience seasonal fluctuations in its revenue and operating results. See "Factors That May Affect Our Business--Seasonality" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Revenue." For financial information regarding revenue derived from the Company's international licensees, see Note 13 of Notes to Financial Statements.

     Although the precise terms of the Company's contracts vary from licensee to licensee, they typically provide for technology license and engineering service fees which may be payable up-front and/or upon the achievement of certain milestones such as provision of deliverables by the Company or production of semiconductor products by the licensee. The Company's contracts also provide for the payment of royalties to the Company based on a percentage of the net revenue earned by the licensee from the sale of products incorporating the Company's technology and, in some cases, based on unit sales of such products. The Company's contracts with its semiconductors partners are typically subject to periodic renewal or extension. The Company also offers licensees the option to license its technology on a single-use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services and sales and marketing support.

     Certain of the Company's marketing activities are also aimed at system OEMs. Through targeted advertising and co-marketing programs with its partners, the Company seeks to increase awareness of the MIPS RISC architecture in popular digital consumer products.

     Because the Company's past microprocessor design efforts have primarily focused on serving the needs of Silicon Graphics, and although the Company has always maintained a sales and marketing staff to support its strategic relationships, its sales and marketing activities have not historically been central to its operations. The Company's sales and marketing staff and related expenses are expected to increase as the Company seeks to diversify its revenue base. The Company's sales and marketing effort is a significant factor to the Company's future operating success.

Intellectual Property

     The Company regards its patents, copyrights, mask work rights, trademarks, trade secrets and similar intellectual property as critical to its success, and relies on a combination of patent, trademark, copyright, mask work and trade secret laws to protect its proprietary rights. Any failure of the Company to obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, results of operations and financial condition. The Company owns approximately 51 U.S. patents on various aspects of its technology, with expiration dates ranging from 2006 to 2015, approximately 24 pending U.S. patent applications, as well as all foreign counterparts relating thereto. There can be no assurance that patents will issue from any patent applications submitted by the Company, that any patents held by the Company will not be challenged, invalidated or circumvented or that any claims allowed from its patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In addition, there can be no assurance that third parties will not assert claims of infringement against the Company or against the Company's semiconductor manufacturing partners in connection with their use of the Company's technology. Such claims, even those without merit, could be time consuming, result in costly litigation and/or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Moreover, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States and, because of the importance of the Company's intellectual property rights to its business, this could have a material adverse effect on its business, results of operations and financial condition.

     The Company also uses licensing agreements and employee and third party nondisclosure and assignment agreements to limit access to and distribution of its proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. There can also be no assurance that the steps taken by the Company to obtain ownership of contributed intellectual property will be sufficient to assure its ownership of all proprietary rights. The Company also relies on unpatented trade secrets to protect its proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect its rights to such unpatented proprietary technology. In addition, no assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against the Company. From time to time the Company has entered, and in the future may enter, into cross licensing arrangements with others, pursuant to which the Company licenses certain of its patents in exchange for patent licenses from such licensees. Although these types of cross licensing arrangements are common in the semiconductor and microprocessor industries, and do not generally provide for transfers of know-how or other proprietary information, such arrangements may facilitate the ability of such licensees, either alone or in conjunction with others, to develop competitive products and designs.

     The Company and Silicon Graphics have entered into arrangements pursuant to which certain intellectual property was assigned to the Company, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to the Company; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to the Company. The Company's inability to use Silicon Graphics' intellectual property in the future could have a material adverse affect on its business and results of operations. In the past, the MIPS Group has benefited from its status as a division of Silicon Graphics in its access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. As a result of the Separation, there can be no assurance that the Company will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future, particularly if the Company ceases to be a majority-owned subsidiary of Silicon Graphics. In addition, in connection with any future intellectual property infringement claims, the Company will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will the Company be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

Competition

     The market for embedded microprocessors is highly competitive and characterized by rapidly changing technological needs and capabilities. The Company believes that the principal competitive factors in the embedded microprocessor market are performance, functionality, price, customizability and power consumption. The Company competes primarily against ARM Holdings plc and Hitachi Semiconductor (America) Inc. The Company also competes against certain semiconductor manufacturers whose product lines include microprocessors for embedded and non-embedded applications, including Advanced Micro Devices, Inc., Intel Corporation, Motorola, Inc. and National Semiconductor Corporation. In addition, the Company must continue to differentiate its microprocessor and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including its current and prospective manufacturing partners. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with the Company's microprocessor and related designs or will not actively seek to participate as merchant vendors in the intellectual property component market by selling to third-party semiconductor manufacturers or, if they do, that the Company will be able to compete with them successfully. To the extent that these alternative technologies provide comparable performance at a lower or similar cost than the Company's technology, semiconductor manufacturers may adopt and promote these alternative technologies. Certain of the Company's competitors have greater name recognition and customer bases as well as greater financial and marketing resources than the Company, and such competition could adversely affect the Company's business, results of operations and financial condition.

Employees

     As of June 30, 1998, the Company had 63 full time employees. Of this total, 40 were in research and development, 16 were in sales and marketing and 7 were in finance and administration. The Company's future success will depend in part on its ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. The Company's business plan requires that it identify and hire additional highly skilled technical personnel during fiscal 1999 to staff its anticipated research and development activities. None of the Company's employees is represented by a labor union or subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties

     The Company's executive, administrative and technical offices currently occupy approximately 27,500 square feet (with an option to increase to 55,000 square feet) in a building subleased from Silicon Graphics in Mountain View, California. Payments by the Company to Silicon Graphics under this sublease are equal to amounts payable by Silicon Graphics under its sublease for the property with a third party. This sublease will expire on May 31, 2002, subject to earlier termination in certain circumstances. The Company believes that these facilities are adequate to meets its current needs but that it may need to seek additional space in the future.

Item 3.  Legal Proceedings

     On April 6, 1998, the Company and Silicon Graphics filed an action against ArtX, Inc. and certain employees of ArtX, Inc. in the Superior Court of the State of California alleging, among other things, misappropriation of trade secrets and breach of contractual and fiduciary duties in connection with the defendants' actions in developing graphics technology for Nintendo's next generation video game system. On April 23, 1998, Nintendo notified Silicon Graphics and the Company of its belief that the disclosure in the Company's registration statement filed with the Securities and Exchange Commission on April 21, 1998 of certain information regarding the contract for the development of the Nintendo 64 video game system constituted a breach of that contract. Silicon Graphics and the Company strongly disagree that any such breach has occurred. On May 27, 1998, Silicon Graphics, the Company, Nintendo and ArtX, Inc. entered into a memorandum of understanding pursuant to which the companies are engaged in further discussions relating to a possible mutually beneficial business relationship, including the possible selection of a MIPS-based microprocessor for the next generation Nintendo video game system. On the basis of this understanding, Silicon Graphics and the Company have dismissed without prejudice the pending lawsuit against ArtX, Inc., and Nintendo has agreed that, in the absence of a lawsuit against Nintendo or ArtX, Inc., it will not assert any claim that the Nintendo 64 contract has been breached in connection with the filing of the Company's registration statement.

     On April 10, 1998, the Company filed an action against Lexra, Inc., a Massachusetts company ("Lexra"), in the United States District Court for the Northern District of California, asserting claims for false advertisement, trademark infringement, trademark dilution and unfair competition. This lawsuit arose out of Lexra's claim that its newly introduced product offering is "MIPS compatible." Lexra does not have a license from the Company to use its intellectual property in connection with any Lexra products. In the suit, the Company sought injunctive relief as well as monetary damages. In May 1998, Lexra filed an answer and counterclaim seeking to cancel certain of the Company's trademarks. The parties recently reached an agreement in principle to settle this matter. Among other things, Lexra will no longer state that its products are "MIPS compatible". Lexra's counterclaims will also be dismissed. The Company is continuing to evaluate possible patent infringement claims against Lexra and will assert such claims if appropriate.

     In February 1998, the Company received a notice asserting that the R10000 and potentially other microprocessors designed by the Company allegedly infringe a patent originally assigned to Control Data Corporation. The Company is evaluating these claims.

     The Company believes that the foregoing proceedings are not likely to have a material adverse effect on its business, results of operations or financial condition.

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue.


Item 4.  Submission of Matters to a Vote of Security Holders.

     (a) During the fourth quarter of fiscal 1998, Silicon Graphics, Inc., the Company's sole stockholder, took action by written consent on, May 22, 1998, June 2, 1998 and June 26, 1998.

     (b) On June 26, 1998, the sole stockholder consented to the election of Anthony B. Holbrook and Fred M. Gibbons as directors of the Company, to be effective on July 6, 1998, the closing of the Company's initial public offering. The Directors whose terms of office continued after the stockholder action are Forest Baskett, John E. Bourgoin, Kenneth L. Coleman, William M. Kelly and Teruyasu Sekimoto.

     (c) Other matters approved by the sole stockholder were the 1998 Long Term Incentive Plan and the Employee Stock Purchase Plan on May 22, 1998, an increase in the authorized capital stock of the Company on June 2, 1998 and the restatement of the Company's Certificate of Incorporation in connection with the Company's initial public offering on June 26, 1998.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     (a) The Company's initial public offering of its Common Stock was declared effective on June 29, 1998 at a price of $14.00 per share. The Company's Common Stock is listed on the Nasdaq National Market under the symbol "MIPS." The ending stock price for the period ended June 30, 1998 as reported by Nasdaq was $13.437.

     On July 6, 1998 the Company completed its initial public offering of 5,500,000 shares of its Common Stock pursuant to a Registration Statement on Form S-1 (File No. 333-50643) declared effective by the Securities and Exchange Commission on June 29, 1998. The offering was underwritten by Deutsche Bank Securities, BancAmerica Robertson Stephens and Hambrecht & Quist. Of the 5,500,000 Common Shares offered, 1,250,000 were offered by the Company and 4,250,000 were offered by Silicon Graphics, Inc. The Company received approximately $16,035,000 from the initial public offering, net of underwriting discounts, commissions and other offering costs and expenses.

     (b) Prior to June 30, 1998, Silicon Graphics was the only holder of record of the Company's Common Stock. Subsequent to the closing of the Offering, Silicon Graphics owns approximately 85.2% of the outstanding common stock of the Company. As of September 10, 1998, there were 20 holders of record of the Company's Common Stock.

     (c) The Company has never paid or declared any cash dividends on its Common Stock or other securities and does not anticipate paying cash dividends in the foreseeable future.

     (d) There were no sales by the Company of its equity securities during the quarter ended June 30, 1998, which were not registered under the Securities Act of 1933.

     No payments constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities of the issuer or to affiliates of the issuer.

     The Company has used the net proceeds from the Offering to fund working capital and general corporate purposes. The funds that are not being used to fund short-term needs have been placed in temporary investments pending future use.

Item 6.  Selected Financial Data.

     The following table presents selected financial data of the Company. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The historical financial information, particularly for periods prior to March 31, 1998 may not be indicative of the Company's future performance and does not necessarily reflect what the financial position and results of operations of the Company would have been had the Company operated as a separate, stand-alone entity during the periods covered. The historical financial information does not reflect many significant changes that have occurred in the funding and operations of the Company and the sources and costs of the Company's revenue as a result of both the Separation and the Company's recent shift in strategic direction.

                                                         Years Ended June 30,
                                    ------------------------------------------------------------
                                      1998         1997         1996         1995        1994
                                    --------     --------     --------     --------     --------
                                                (In thousands, except per share data)
Statements of Operations Data:
Revenue:
  Royalties ....................    $ 55,980     $ 37,192     $ 19,716     $ 13,576     $  8,402
  Contract revenue .............         830        3,115       17,327       13,903        8,962
                                    --------     --------     --------     --------     --------
        Total revenue ..........      56,810       40,307       37,043       27,479       17,364
Costs and expenses:
  Cost of contract revenue .....         375        1,345        5,580        7,364        2,768
  Research and development .....      43,446       68,827       48,402       39,033       24,396
  Sales and marketing ..........       5,307        6,170        6,026        6,761        5,668
  General and administrative ...       4,685        4,750        4,601        4,272        3,692
  Restructuring charge .........       2,614         --           --           --           --
                                    --------     --------     --------     --------     --------
        Total costs and expenses      56,427       81,092       64,609       57,430       36,524
                                    --------     --------     --------     --------     --------
Operating income (loss) ........         383      (40,785)     (27,566)     (29,951)     (19,160)
Interest expense ...............          (7)         (50)         (99)         (69)         (70)
                                    --------     --------     --------     --------     --------
Net income (loss) ..............    $    376     $(40,835)    $(27,665)    $(30,020)    $(19,230)
                                    ========     ========     ========     ========     ========
Net income (loss) per basic and
  diluted share ................    $   0.01     $  (1.13)    $  (0.77)    $  (0.83)    $  (0.53)
                                    ========     ========     ========     ========     ========

                                                              June 30,
                                    ------------------------------------------------------------
                                      1998         1997         1996         1995        1994
                                    --------     --------     --------     --------     --------
                                                          (in thousands)
Balance Sheet Data:
Working capital deficiency .....    $ (4,530)    $ (8,446)    $ (8,531)    $(16,683)    $(11,230)
Total assets ...................       4,696       19,674       15,289       15,744       12,338
Long-term obligations, net of
  current maturities ...........        --           --            331          739          457
Total stockholders' equity (deficit)    (747)       8,072        3,853       (3,736)        (755)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this report. Except for the historical information contained in this Annual Report on Form 10-K, the matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, those identified herein under "Factors That May Affect Our Business," and other risks detailed below and included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. The Company assumes no obligation to update any forward-looking statements contained herein.

Overview

     The Company's predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC microprocessors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS microprocessor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance microprocessors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the broader use of these microprocessors. However, as the cost to design and manufacture microprocessors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor partners and, most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenue related to sales of Nintendo 64 video game players and related cartridges currently accounts for the substantial majority of the Company's revenue. Based on reports provided by the Company's semiconductor partners, sales of MIPS-based devices have grown from 320,000 units in calendar year 1992 to over 48 million units in calendar year 1997.

     The financial statements discussed below reflect the historical results of operations, financial position and cash flows of the MIPS Group, certain portions of which were transferred to the Company by Silicon Graphics in the Separation. The financial statements contained herein and discussed below have been carved out from the financial statements of Silicon Graphics using the historical results of operations and historical basis of the assets and liabilities of such business, as adjusted to reflect allocations of certain corporate charges that management believes are reasonable. However, the financial information included herein may not necessarily reflect the results of operations, financial position and cash flows of the Company in the future or what the results of operations, financial position and cash flows would have been had the MIPS Group been a separate, stand-alone entity during the periods presented. This is due to the historical operation of the MIPS Group as a part of the larger Silicon Graphics enterprise. The financial information included herein, does not reflect the many significant changes that have ocurred in the funding and operations of the Company and the sources and costs of the Company's revenue as a result of both the Separation and the Company's recent shift in strategic direction.

     The Company's revenue consists of royalties and contract revenue earned under contracts with its semiconductor partners and under its agreement with Nintendo. The Company's contracts with its semiconductor partners are typically subject to periodic renewal or extension and expire at various dates from
January 1999 through December 2007. The Company generates royalties from the sale by semiconductor manufacturers of products incorporating the Company's technology. The Company also receives royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with Nintendo and the Company's semiconductor manufacturing partners. Technology license fees range from several hundred thousand dollars for a single-use license to millions of dollars for an unlimited license to use the Company's technology. Part of these fees may be payable up-front and part may be due upon the achievement of certain milestones such as provision of deliverables by the Company or production of semiconductor chips by the licensee. In fiscal 1996 the Company's total revenue was split relatively equally between royalties and contract revenue. Royalties in fiscal 1996 were earned primarily from NEC, while contract revenue for those periods primarily reflected engineering service fees from Nintendo related to the Nintendo 64 video game system prior to its commercial introduction. In fiscal 1997 and fiscal 1998, the Company's revenue mix changed significantly, with royalties representing over 90% of the Company's total revenue during those periods, due primarily to royalties earned from Nintendo, and to a lesser extent NEC, on sales of Nintendo 64 video game players and related cartridges.

     In the near term, the Company's revenue will consist primarily of royalties received from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges. For the fiscal year ended June 30, 1998, such royalties accounted for approximately 79% of the Company's total revenue. The Company receives royalties from NEC based on a percentage of the revenue derived by NEC from sales of the microprocessor included in the Nintendo 64 video game player. The Company's agreement with Nintendo provides for the payment of royalties based on unit sales of Nintendo 64 video game players and unit sales of related video game cartridges. Total royalties from Nintendo with respect to sales of Nintendo 64 video game players had a cap based on unit sales that was reached in the second quarter of fiscal 1998. There is no cap on royalties from NEC with respect to its sale of microprocessors to Nintendo for Nintendo 64 video game players or on royalties from Nintendo with respect to sales of Nintendo 64 video game cartridges. The Company anticipates that revenue related to sales of Nintendo 64 video game cartridges will represent a substantial portion of its total revenue for the next several years. However, competition in the market for home entertainment products is intense and the introduction of new products or technologies as well as shifting consumer preferences could negatively impact video game cartridge sales. There can be no assurance as to the amount and timing of sales of Nintendo 64 video game players and related cartridges and, consequently, there can be no assurance as to the royalty stream to the Company from such sales. In particular, the eventual introduction of the next generation Nintendo video game system is expected to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges would be likely to continue for some time. In the near term, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on the Company's results of operations and financial condition.

     The Company expects that royalties will continue to represent a significant percentage of its total revenue over the next several years due to its relationship with Nintendo. The amount, timing and relative mix of royalties and contract revenue is difficult for the Company to predict. The amount and timing of future royalties will depend on the adoption of the Company's technology by digital consumer product manufacturers, consumer acceptance of products incorporating the Company's technology, changes in the average selling prices of semiconductor and digital consumer products and fluctuations in currency exchange rates. Moreover, the Company's royalty arrangements will vary from licensee to licensee depending on a number of factors, including the amount of any license fee paid and the marketing and engineering support required by the licensee. The amount and timing of future contract revenue will depend upon the financial terms of the Company's contractual arrangements with its semiconductor partners (which may require significant up-front payments or payments based on the achievement of certain milestones) and the adoption of the Company's technology by semiconductor manufacturers, which is influenced by a number of factors including competitive conditions in the market for microprocessor intellectual property. In addition, contract revenue may fluctuate significantly from period to period and any increase or decrease in such revenue will not be indicative of future period-to-period increases or decreases.

     The Company's primary costs and expenses are research and development and sales and marketing. The Separation has had a significant impact on the Company's research and development cost structure. Silicon Graphics' design efforts have required a significant staffing level because its complex microprocessor requirements and the development and maintenance of proprietary design tools have demanded large design teams. By contrast, the Company uses smaller design teams and relies largely on industry standard third-party design tools, which has reduced staffing requirements and costs. The Company reduced its research and development staff from 221 persons at December 31, 1997 to 40 persons at June 30, 1998, principally due to the transfer to Silicon Graphics of employees engaged in the development of next generation microprocessors for Silicon Graphics' systems as well as other staff reductions associated with the Company's change in strategic direction.

     Sales and marketing expenses include salaries, travel expenses and costs associated with trade shows, advertising and other marketing efforts. Costs of technical support are also included in sales and marketing expenses. The Company's sales and marketing efforts are principally directed at establishing and supporting strategic relationships with semiconductor manufacturers. At June 30, 1998, the Company's sales and marketing staff totaled 16 persons.

Results of Operations -- Years Ended June 30, 1998, 1997 and 1996

     Total revenue was $56.8 million, $40.3 million and $37.0 million in fiscal 1998, 1997 and 1996, respectively. Royalties for fiscal 1998 and 1997 consisted of royalties from sale by semiconductor manufacturers of products incorporating the Company's technology and from sales of Nintendo 64 video game players and related cartridges. Revenue for fiscal 1996 consisted of royalties from the sale by semiconductor manufacturers of products incorporating the Company's technology. The significant increase in royalties in fiscal 1998 from fiscal 1997 and in fiscal 1997 from fiscal 1996 reflects royalties received from Nintendo and NEC related to sales of Nintendo 64 video game players and related cartridges. The Company earned its first significant royalties from Nintendo 64 video game system sales in the third quarter of fiscal 1997, following the commercial introduction of that system. In the second quarter of fiscal 1998, royalties from the graphics chip included in the Nintendo game player reached its cap. Contract revenue for fiscal 1998 consisted principally of license fees related to code compression technology, and for fiscal 1997 consisted principally of engineering service fees from Nintendo related to development efforts for Nintendo 64 video game products. Fiscal 1996 contract revenue included engineering service fees related to development efforts for the Nintendo 64 video game system as well as approximately $10.0 million in license fees from three licensees. The decrease in contract revenue in fiscal 1997 reflected substantial completion in fiscal 1996 of the Nintendo 64 video game system development prior to its commercial introduction by Nintendo. Under the terms of the Company's contracts with three of its semiconductor partners, such partners pay royalties to the Company on sales to Silicon Graphics of certain products incorporating the Company's technology. For fiscal 1998 the Company estimates that less than 5% of its total revenue was related to such sales. The Company expects that revenue related to such sales will decrease in the future.

     Cost of contract revenue was $375,000, $1.3 million and $5.6 million in fiscal 1998, 1997 and 1996, respectively. Cost of contract revenue in fiscal 1998 was principally attributable to sublicense fees and in fiscal 1997 and 1996 was principally attributable to non-recurring engineering fees related to Nintendo 64 video game system development. The decrease in fiscal 1997 from 1996 was principally attributable to the completion in fiscal 1996 of the Nintendo 64 video game system development. The Company believes that future cost of contract revenue will be minimal.

     Research and development expenses were $43.4 million, $68.8 million and $48.4 million in fiscal 1998, 1997 and 1996, respectively. The decrease in research and development expenses in fiscal 1998 was primarily due to the reduction in the Company's research and development staff from 221 persons at December 31, 1997 to 40 persons at June 30, 1998. This reduction reflects the transfer to Silicon Graphics of employees engaged in the development of next generation microprocessors for Silicon Graphics' systems as well as other staff reductions associated with the Company's change in strategic direction. The increase in research and development expenses in fiscal 1997 was attributable to additional personnel, including consultants, working on next generation microprocessor development projects.

     Sales and marketing expenses were $5.3 million, $6.2 million and $6.0 million in fiscal 1998, 1997 and 1996, respectively. The decrease in fiscal 1998 was primarily due to a decrease in advertising and promotional spending. General and administrative expenses remained relatively unchanged as such costs were $4.7 million, $4.8 million and $4.6 million in fiscal 1998, 1997 and 1996, respectively.

     The restructuring charge taken in the second quarter of fiscal 1998 included $500,000 in severance related costs and $2.1 million in asset write-downs related to the Company's shift in strategic direction.

     Prior to the Separation, the Company did not have a tax sharing agreement in place but, rather, was included in the income tax returns filed by Silicon Graphics and its subsidiaries in various domestic and foreign jurisdictions. Pursuant to the tax sharing agreement, the Company will realize no income tax benefit, nor bear any income tax liability, related to its operations prior to the completion of its initial public offering. Moreover, in light of historical losses, on a stand-alone basis, the Company's tax provision for fiscal 1998 would have been immaterial. Therefore, no provision or benefit for income taxes has been recorded for the periods presented in the accompanying financial statements.

Impact of Currency

     Certain of the Company's international licensees pay royalties based on revenues that are reported in a local currency (currently yen) and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, substantially all of the Company's revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by the

Company's manufacturing partners are denominated in foreign currencies, royalties received by the Company on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology sold by the Company to its partners were to increase as a result of fluctuations in foreign currency exchange rates, demand for the Company's technology could fall which would, in turn, reduce the Company's royalties. The Company is unable to predict the amount of non-U.S. dollar denominated revenue earned by its licensees and, therefore, has not attempted to mitigate the effect that currency fluctuations may have on its royalty revenue.

Liquidity and Capital Resources

     On July 6, 1998 the Company completed its initial public offering of 5,500,000 shares ot its common stock. Of the 5,500,000 shares offered, 1,250,000 shares were offered by the Company and 4,250,000 shares were offered by Silicon Graphics. The Company raised approximately $16M from the initial public offering. The Company's principal capital requirements are to fund working capital needs and capital expenditures in order to support the Company's revenue growth. Prior to its initial public offering and during the periods presented, these capital requirements have been satisfied by funds provided by Silicon Graphics. Silicon Graphics historically has performed cash management services for the Company, whereby the Company's cash flow was directed to Silicon Graphics and Silicon Graphics provided cash to the Company to fund its operating expenses and capital expenditures. Subsequent to the Separation, the Company has not participated in Silicon Graphics' cash management system and Silicon
Graphics has not provided additional funds to the Company to finance its operations.

     The Company's future liquidity and capital requirements are expected to vary greatly from quarter to quarter, depending on numerous factors, including, among others, the cost, timing and success of product development efforts, the cost and timing of sales and marketing activities, the extent to which the Company's existing and new technologies gain market acceptance, the level and timing of contract revenues and royalties, competing technological and market developments and the costs of maintaining and enforcing patent claims and other intellectual property rights. The Company believes that cash generated by its operations, together with the net proceeds to the Company from its initial public offering, will be sufficient to meet its projected operating and capital requirements. The Company may elect to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of the Common Stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that the Company relinquish its rights to certain of its technologies. As long as Silicon Graphics desires to maintain its percentage ownership interest in the Company, the Company may be constrained in its ability to issue Common Stock in connection with acquisitions or to raise equity capital. Any failure of the Company to raise capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has had no direct third-party indebtedness. The Company intends to enter into a revolving credit facility with a bank or other financial institution to provide for certain of its working capital needs.

Year 2000 Compliance

     The Company is currently examining the Year 2000 issue. The Company believes its products are Year 2000 compliant; however, the Company is initiating a program to prepare its information technology ("IT") and related non-IT and processes for the Year 2000 and plans to have changes to critical systems completed by the third quarter of calendar year 1999 to allow time for testing.

      Management is assessing the Year 2000 project costs and expects the assessment to be complete by the end of the second quarter of fiscal 1999, but based on preliminary estimates, the costs of any necessary actions are not expected to be material to the Company's results of operations or financial condition.

     The Company intends to cooperate with its manufacturing partners and others with which it does business to coordinate Year 2000 compliance with operational processes and marketed products, although the Company is unable to evaluate the Year 2000 compliance of products and technology developed by third parties that incorporates the Company's technology. To the extent that any such third-party product or technology fails to be Year 2000 compliant, the Company may be adversely affected due to its association with such product or technology. The Company will also be contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

Factors That May Affect Our Business

     Risks Associated with Recent Shift in Strategic Direction. The Company's research and development efforts historically focused primarily on the development of high-performance microprocessor and related designs for Silicon Graphics' workstations and servers. However, as the cost to design and manufacture microprocessors based on the Company's technology decreased, the Company has sought to penetrate the market for high-volume, high-performance embedded applications by supporting and coordinating the efforts of its semiconductor partners in that area. In connection with the Separation and the Offering, the Company has formulated a new strategic direction in which its primary focus is the development of microprocessors and related designs for applications in the embedded market, including digital consumer products such as video game products, handheld personal computers and digital set-top boxes. The design and development of high-performance microprocessors for the next generation Silicon Graphics' product line is carried out by persons who have been transferred to Silicon Graphics in connection with the Separation. The Company's shift in strategic direction involves several risks, including (i) increased reliance on the evolving and highly competitive digital consumer products industry; (ii) the need for the Company to refocus its research and development efforts from microprocessors primarily for high-performance computer systems to microprocessors and related designs for use in a wide range of digital consumer products; and (iii) increased importance of the Company's sales and marketing activities and its limited experience in this area. Any failure by the Company to adequately address any of these risks could have a material adverse effect on the Company's business, results of operations and financial condition.

     Limited Relevance of Historical Financial Information. The historical financial information included herein, particularly for periods prior to the third quarter of fiscal 1998, does not reflect the many significant changes in the Company's cost structure that occurred as a result of the Separation and the Company's recent shift in strategic direction nor the changes that occurred in the funding and operations of the Company due to its status as a separate, stand-alone entity. The Company has reduced its research and development staff from 221 persons at December 31, 1997 to 40 persons at June 30, 1998. This reduction primarily reflects the transfer to Silicon Graphics of employees engaged in the development of next generation microprocessors for Silicon Graphics' systems. Because the employees transferred to Silicon Graphics were primarily engaged in research and development activities that did not generate any material revenue for the Company, however, the reduction in the Company's research and development staff resulting from the Separation and the shift in strategic direction is not expected to have a material effect on the Company's revenue in future periods. In addition, sales and marketing activities are expected to increase as the Company shifts its focus from the design of microprocessors addressing the needs of Silicon Graphics to the development, marketing and licensing of microprocessor and related designs for a wide variety of applications in the digital consumer products industry.

     Unpredictable and Fluctuating Operating Results. The Company experiences significant fluctuations in its quarterly operating results due to a variety of factors, many of which are outside of its control. Moreover, because many of the Company's revenue components fluctuate and are difficult to predict and the Company's expenses are largely independent of its revenue in any particular period, it is difficult for the Company to accurately forecast operating results. The Company's revenue in any particular quarter is dependent on a number of factors, including the demand for and average selling prices of semiconductor products that incorporate the Company's technology, the financial terms of the Company's contractual arrangements with its semiconductor partners (which may require significant up-front payments or payments based on the achievement of certain milestones), the relative mix of contract revenue and royalties, and competitive pressures resulting in lower contract revenue or royalty rates. In addition, contract revenue may fluctuate significantly from period to period and any increase or decrease in such revenue will not be indicative of future period-to-period increases or decreases. Because the Company's expense levels are based, in part, on management's expectations regarding future revenue, if revenue is below expectations in any quarter, the adverse effect may be magnified by the Company's inability to adjust spending in a timely manner to compensate for any such revenue shortfall.

     Factors that may adversely affect the Company's quarterly operating results include the Company's ability to develop, introduce and market new microprocessor intellectual property, the demand for and average selling prices of semiconductor products that incorporate the Company's technology, the establishment or loss of strategic relationships with semiconductor manufacturing partners or manufacturers of digital consumer products, the timing of new products and product enhancements by the Company and its competitors, changes in the Company's and digital consumer product manufacturers' development schedules and levels of expenditures on research and development and product support and general economic conditions. As a result, the Company's total revenue and operating results in any future period cannot be predicted with certainty, and its operating results in any quarter may not be indicative of its future performance. Moreover, the Company expects to experience seasonal fluctuations in its revenue and operating results.

     Revenue Concentration. The Company is subject to revenue concentration risks at both the product and semiconductor manufacturing partner levels. To date, a substantial portion of the Company's total revenue has been derived from contract revenue and royalties earned on sales of video game products that use the Company's RISC-based microprocessor technology. In particular, royalties and contract revenue from Nintendo and NEC relating to sales of Nintendo 64 video game players and related cartridges accounted for 79%, 69% and 23% of the Company's total revenue for the fiscal years ended June 30, 1998, 1997 and 1996, respectively.

     The Company anticipates that royalties related to sales of Nintendo 64 video game cartridges will represent a substantial portion of its total revenue for the next several years. However, competition in the market for home entertainment products is intense and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact Nintendo 64 video game cartridge sales. There can be no assurance as to the amount and timing of sales of Nintendo 64 video game players and related cartridges and, consequently, there can be no assurance as to the royalty stream to the Company from such sales. In particular, the eventual introduction of the next generation Nintendo video game system is expected to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges would be likely to continue for some time. In the near term, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on the Company's results of operations and financial condition.

     Although the Company expects that an increasingly significant portion of its future revenue will be related to sales of digital consumer products such as handheld personal computers and set-top boxes as well as other video game products, there can be no assurance that the Company's technology will be selected for design into any such products. Accordingly, the Company may remain significantly dependent on revenue related to sales of video game products. The identity of significant products may vary from period to period depending on the addition of new contracts and the number of designs using the Company's technology.

     A significant portion of the Company's total revenue has been and is expected to continue to be derived from a limited number of semiconductor manufacturers. For the fiscal years ended June 30, 1998, 1997 and 1996, NEC accounted for approximately 13%, 23% and 31%, respectively, of the Company's total revenue. The Company believes that NEC will continue to represent in excess of 10% of its total revenue for at least the next several years, although NEC is not obligated to continue using the Company's technology in its current or future products. Because there is a relatively limited number of semiconductor manufacturers to which the Company could license its technology on a basis consistent with its business model, it is likely that the Company's revenue will continue to be concentrated at the semiconductor manufacturing partner level. This revenue concentration for any given period will vary depending on the addition or expiration of contracts, the nature and timing of payments due under such contracts and the volumes and prices at which the Company's partners sell products incorporating its technology. Accordingly, the identity of particular manufacturing partners that will account for any such revenue concentration will vary from period to period and may be difficult to predict.

     Seasonality. Because revenue related to sales of Nintendo 64 video game cartridges is expected to represent a substantial portion of the Company's total revenue over the next several years, the Company expects to experience seasonal fluctuations in its revenue and operating results. The Company records royalty revenue from Nintendo in the quarter following the sale of the related Nintendo 64 video game cartridge. Because a disproportionate amount of Nintendo 64 video game cartridges are typically sold in the Company's second fiscal quarter (which includes the holiday selling season), a disproportionate amount of the Company's revenue and operating income is expected to be realized in its third fiscal quarter. In addition, as the Company increases its focus on microprocessor intellectual property for high-volume digital consumer products, the Company can be expected to continue to experience similar seasonal fluctuations in its revenue and operating results.

     Intellectual Property Matters. The Company regards its patents, copyrights, mask work rights, trademarks, trade secrets and similar intellectual property as critical to its success, and relies on a combination of patent, trademark, copyright, mask work and trade secret laws to protect its proprietary rights. Any failure of the Company to obtain or maintain adequate protection of its intellectual property rights for any reason could have a material adverse effect on its business, results of operations and financial condition. Subject to the grant of a license to Silicon Graphics, the Company owns approximately 51 U.S. patents on various aspects of its technology, with expiration dates ranging from 2006 to 2015, approximately 24 pending U.S. patent applications as well as all foreign counterparts relating thereto. There can be no assurance that patents will issue from any patent applications submitted by the Company, that any patents held by the Company will not be challenged, invalidated or circumvented or that any claims allowed from its patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to the Company. In addition, there can be no assurance that third parties will not assert claims of infringement against the Company or against the Company's semiconductor manufacturing partners in connection with their use of the Company's technology. Such claims, even those without merit, could be time consuming, result in costly litigation and/or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or at all. Moreover, the laws of certain foreign countries may not protect the Company's intellectual property to the same extent as do the laws of the United States and, because of the importance of the Company's intellectual property rights to its business, this could have a material adverse effect on its business, results of operations and financial condition.

     The Company also uses licensing agreements and employee and third party nondisclosure and assignment agreements to limit access to and distribution of its proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. There can be no assurance that the steps taken by the Company to protect its intellectual property rights will be adequate to deter misappropriation of such rights or that the Company will be able to detect unauthorized uses and take immediate or effective steps to enforce its rights. There can also be no assurance that the steps taken by the Company to obtain ownership of contributed intellectual property will be sufficient to assure its ownership of all proprietary rights. The Company also relies on unpatented trade secrets to protect its proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to the Company's proprietary technology or disclose such technology or that the Company can ultimately protect its rights to such unpatented proprietary technology. In addition, no assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against the Company. From time to time the Company has entered, and in the future may enter, into cross licensing arrangements with others, pursuant to which the Company licenses certain of its patents in exchange for patent licenses from such licensees. Although these types of cross licensing arrangements are common in the semiconductor and microprocessor industries, and do not generally provide for transfers of know-how or other proprietary information, such arrangements may facilitate the ability of such licensees, either alone or in conjunction with others, to develop competitive products and designs.

     The Company and Silicon Graphics have entered into arrangements pursuant to which certain intellectual property was assigned to the Company, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to the Company; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to the Company. The Company's inability to use Silicon Graphics' intellectual property in the future could have a material adverse affect on its business and results of operations. In the past, the MIPS Group has benefited from its status as a division of Silicon Graphics in its access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. As a result of the Separation, there can be no assurance that the Company will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future, particularly if the Company ceases to be a majority-owned subsidiary of Silicon Graphics. In addition, in connection with any future intellectual property infringement claims, the Company will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will the Company be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

     Lack of Independent Operating History. The Company has never operated as a stand-alone company. The Company continues to be a majority owned subsidiary of Silicon Graphics, however, Silicon Graphics will have no obligation to provide assistance to the Company. The Company will be required to develop and implement the operational, administrative and other systems and infrastructure necessary to support its current and future business. There can be no assurance that the Company will be able to develop the necessary systems and infrastructure and any failure to do so could have an adverse effect on the Company's business, results of operations and financial condition.

     New Product Development and Technological Change. The Company's success is highly dependent on its ability to develop enhancements and new generations of its microprocessor intellectual property, introduce them to the marketplace in a timely manner, and have them incorporated into semiconductor products that are ultimately selected for design into the products of leading digital consumer product manufacturers. There can be no assurance that the Company's development efforts will be successful or that the characteristics of its microprocessor intellectual property will satisfy those that may be critical to specific applications in the embedded market. To the extent that the Company's development efforts are unsuccessful or the characteristics of its microprocessor intellectual property are not compatible with the requirements of specific digital consumer product applications, its ability to achieve design wins may be limited. Failure to achieve sufficient design wins could have a material adverse effect on the Company's business, results of operations and financial condition.

     Technical innovations of the type critical to the Company's success are inherently complex. Any failure by the Company to anticipate or respond adequately to changes in the requirements of digital consumer product manufacturers or in the semiconductor manufacturing process, or any significant delays in the development or introduction of new microprocessor intellectual property, could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, significant technical innovations generally require a substantial investment before their commercial viability is determined. There can be no assurance that the Company will have the financial resources necessary to fund the future development of microprocessor and related designs. In addition, there can be no assurance that any enhancements or new generations of the Company's technology, even if successfully developed, will generate revenue in excess of the costs of development or not be quickly rendered obsolete by changing consumer preferences, the introduction of products embodying new technologies or features or other technological developments in the semiconductor and digital consumer products industries.

     Dependence on Digital Consumer Products Industry. The digital consumer products industry will be the primary market for the Company's microprocessor and related designs. The Company's success will be dependent upon the level of consumer acceptance of the products that incorporate its technology, which may be affected by changing consumer preferences and the introduction of products embodying new technologies or features. In addition, certain digital consumer products such as video game products may present limited opportunities for design wins due to a limited number of product manufacturers and the length of product life cycles. Many applications in the digital consumer products industry, such as handheld personal computers and set-top boxes, have only recently been introduced to the market and the level of consumer interest and acceptance is difficult to predict. Factors negatively affecting the digital consumer products industry and the demand for digital consumer products, such as the failure to develop industry standards for hardware and software or to achieve adequate product cost reductions, could have a material adverse effect on the Company's business, results of operations and financial condition. Moreover, to the extent that the performance, functionality, price and power characteristics of the Company's microprocessor designs do not satisfy those that may be critical to specific digital consumer product applications, the Company's dependence on the digital consumer products industry may be further confined to a limited segment of that industry.

     Reliance on Manufacturing Partners. The Company does not manufacture or sell microprocessors containing its technology. Rather, the Company licenses its technology to semiconductor manufacturers that incorporate the Company's technology into the products they sell. In some cases, these manufacturing partners also add custom integration services and derivative design technologies to the Company's microprocessor designs. Accordingly, the Company's success is substantially dependent on the adoption and continued use of its technology by semiconductor manufacturers. The Company faces numerous risks in obtaining agreements with semiconductor manufacturers on terms consistent with its business model, including, among others, the lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement; persuading large semiconductor companies to work with, to rely for critical technology on, and to disclose proprietary manufacturing technology to, the Company; and persuading potential partners to bear certain development costs associated with the Company's technology and to make the necessary investment to successfully produce embedded microprocessors using the Company's technology. Moreover, none of the Company's manufacturing partners is obligated to license new or future generations of the Company's microprocessor designs.

     The Company is also subject to many risks beyond its control that influence the success of its semiconductor manufacturing partners, including, among others, the highly competitive environment in which its current and any future partners operate, the market for their products and the engineering capabilities and financial and other resources of its partners. The Company also believes that its principal competition may come from semiconductor manufacturers, including its current manufacturing partners that internally develop products using similar or alternative technologies. Any such competition may adversely affect the Company's existing relationships and its ability to establish new relationships. Moreover, the Company's relationships with certain of its existing partners may be negatively affected by its separation from Silicon Graphics, insofar as Silicon Graphics' status as a customer of such partners has been a factor in establishing and maintaining such relationships or in negotiating the financial and other terms of the contractual arrangements with such partners.

     The Company currently has seven semiconductor manufacturing partners. There can be no assurance that the Company will be successful in maintaining relationships with its current manufacturing partners or in entering into new relationships with additional partners. Any failure by the Company to establish or maintain such relationships could have a material adverse effect on the Company's business, results of operations and financial condition.

     Dependence on Digital Consumer Product Manufacturers. The timing and amount of royalties received by the Company is directly affected by sales of consumer products incorporating the Company's technology. Accordingly, the Company's success is substantially dependent upon the adoption of its technology by digital consumer product manufacturers. The Company is subject to many risks beyond its control that influence the success or failure of a particular digital consumer product manufacturer, including, among others, competition faced by the manufacturer in its particular industry; market acceptance of the manufacturer's products; the engineering, marketing and management capabilities of the manufacturer; technical challenges unrelated to the Company's technology faced by the manufacturer in developing its products; and the financial and other resources of the manufacturer. The process of persuading digital consumer product manufacturers to adopt the Company's technology can be lengthy and, even if adopted, there can be no assurance that the Company's technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or results in meaningful royalties to the Company. The failure of manufacturers in the digital consumer products industry to adopt the Company's technology for incorporation into their products could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, because the Company does not control the business practices of its licensees, it has no ability to establish the prices at which the products incorporating its technology are made available to digital consumer product manufacturers or the degree to which its licensees promote the Company's technology to such manufacturers.

     Competition. Competition in the market for embedded microprocessors is intense. The Company believes that the principal competitive factors in the industry are performance, functionality, price, customizability and power consumption. The Company competes primarily against ARM Holdings plc. and Hitachi Semiconductor (America) Inc. The Company also competes against certain semiconductor manufacturers whose product lines include microprocessors for embedded and non-embedded applications, including Intel Corporation, National Semiconductor Corporation, Advanced Micro Devices, Inc. and Motorola, Inc. In addition, the Company must continue to differentiate its microprocessor and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including its current and prospective manufacturing partners. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with those of the Company or will not actively seek to license their own technology to third-party semiconductor manufacturers. Certain of the Company's competitors have greater name recognition and customer bases as well as greater financial and marketing resources than the Company, and such competition could adversely affect the Company's business, results of operations and financial condition.

     Dependence on Key Personnel. The Company's success depends in part on the continued contributions of its key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. In addition, the Company's business plan requires, and its future operating results depend in significant part upon, the identification and hiring of additional highly skilled personnel, particularly technical personnel for its anticipated research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and microprocessor design industries, is intense. The loss of the services of any of the key personnel, the inability to attract and retain qualified personnel in the future or delays in hiring personnel, particularly technical personnel, could have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated with International Operations. A substantial portion of the Company's revenue is derived from outside the United States. For the fiscal years ended June 30, 1998, 1997 and 1996, revenue from customers outside the United States, primarily in Japan, represented approximately 90%, 87% and 83%, respectively, of the Company's total revenue. The Company anticipates that revenue from international customers primarily in Asia, will continue to represent a substantial portion of its total revenue. To date, substantially all of the Company's revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by the Company's manufacturing partners are denominated in foreign currencies, royalties received by the Company on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology sold by the Company to its partners were to increase as a result of fluctuations in foreign currency exchange rates, demand for the Company's technology could fall which would, in turn, reduce the Company's royalties. The Company is unable to predict the amount of non-U.S. dollar denominated revenue earned by its licensees. Therefore, the Company has not historically attempted to mitigate the effect that currency fluctuations may have on its revenue, and does not presently intend to do so in the future. The relative significance of the Company's international operations exposes it to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Several countries in Asia are experiencing a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. Several of the Company's semiconductor partners sell products into Asia that incorporate the Company's microprocessor and related designs. Any negative impact of the circumstances in Asia on its sales of such products by the Company's semiconductor partners could have a negative impact on its royalty revenue. There can be no assurance that the Company will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Management of Growth. The Company has limited managerial, financial, engineering and other resources and may not be equipped to manage successfully any future periods of rapid growth or expansion. In addition, the Company's business plan requires that it identify and hire additional highly skilled technical personnel during fiscal 1999 to staff its anticipated research and development activities. Recruitment and integration of these additional employees, as well as any future periods of rapid growth or expansion, can be expected to place significant strains on the Company's resources, which may be exacerbated by the Company's recent shift in strategic direction. Digital consumer product manufacturers as well as the Company's semiconductor manufacturing partners typically require significant engineering support in the design, testing and manufacture of products incorporating the Company's technology. As a result, any increase in the adoption of the Company's technology will increase the strain on the Company's personnel, particularly its engineers. The Company's future growth will also depend on its ability to implement operational, financial and management information and control systems and procedures necessary to operate as a stand-alone company and without the financial, operational, managerial and administrative support previously provided by Silicon Graphics.


Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     Not Applicable.


Item 8.  Financial Statements and Supplementary Data.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  of MIPS Technologies, Inc.

     We have audited the accompanying balance sheets of MIPS Technologies, Inc. (the "Company") as of June 30, 1998 and 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MIPS Technologies, Inc. at June 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1998 in conformity with generally accepted accounting principles.




                                                           /S/ Ernst & Young LLP

San Jose, California
July 20, 1998

                             MIPS TECHNOLOGIES, INC.


                                 BALANCE SHEETS
                        (In thousands, except share data)

                                                                           June 30,
                                                                   -----------------------
                                                                      1998          1997
                                                                   ---------     ---------
                                     ASSETS
Current assets:
  Cash ........................................................    $      45      $   --
  Accounts receivable .........................................          250           381
  Prepaid expenses and other current assets ...................          618         2,775
                                                                   ---------     ---------
      Total current assets ....................................          913         3,156
Equipment and furniture, net ..................................        2,787        15,190
Employee notes receivable .....................................          996         1,328
                                                                   ---------     ---------
                                                                   $   4,696     $  19,674
                                                                   =========     =========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ............................................    $   3,087     $   5,834
  Accrued liabilities .........................................        2,356         5,437
  Current portion of capital lease obligations ................         --             331
                                                                   ---------     ---------
      Total current liabilities ...............................        5,443        11,602

Commitments and contingencies

Stockholders' equity (deficit):
  Common stock, $0.001 par value: 150,000,000 shares
    authorized; 36,000,000 shares issued and outstanding ......           36            36
  Additional paid-in capital ..................................      120,041       129,236
  Accumulated deficit .........................................     (120,824)     (121,200)
                                                                   ---------     ---------
      Total stockholders' equity (deficit) ....................         (747)        8,072
                                                                   ---------     ---------
                                                                   $   4,696     $  19,674
                                                                   =========     =========



                             See accompanying notes.

                             MIPS TECHNOLOGIES, INC.


                            STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         Years Ended June 30,
                                                 ----------------------------------
                                                   1998         1997         1996
                                                 --------     --------     --------
Revenue:
    Royalties ...............................    $ 55,980     $ 37,192     $ 19,716
    Contract revenue ........................         830        3,115       17,327
                                                 --------     --------     --------
        Total revenue .......................      56,810       40,307       37,043
Costs and expenses (see Note 11
  regarding related party transactions with
  Silicon Graphics):
    Cost of contract revenue ................         375        1,345        5,580
    Research and development ................      43,446       68,827       48,402
    Sales and marketing .....................       5,307        6,170        6,026
    General and administrative ..............       4,685        4,750        4,601
    Restructuring charge ....................       2,614         --           --
                                                 --------     --------     --------
        Total costs and expenses ............      56,427       81,092       64,609
                                                 --------     --------     --------
Operating income (loss) .....................         383      (40,785)     (27,566)
Interest expense ............................          (7)         (50)         (99)
                                                 --------     --------     --------
Net income (loss) ...........................    $    376     $(40,835)    $(27,665)
                                                 ========     ========     ========
Net income (loss) per basic and diluted share    $   0.01     $  (1.13)    $  (0.77)
                                                 ========     ========     ========
Common shares outstanding-basic .............      36,000       36,000       36,000
                                                 ========     ========     ========
Common shares outstanding-diluted ...........      36,033       36,000       36,000
                                                 ========     ========     ========



                             See accompanying notes.

                             MIPS TECHNOLOGIES, INC.


                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)

                                                                               Total
                                                 Additional                Stockholders'
                                     Common       Paid-in-    Accumulated      Equity
                                      Stock       Capital       Deficit       (Deficit)
                                    ---------    ---------     ---------     ---------
Balances at June 30, 1995 ......    $      36    $  48,928     $ (52,700)    $  (3,736)
    Net loss ...................         --           --         (27,665)      (27,665)
    Net financing provided from
      Silicon Graphics .........         --         35,254          --          35,254
                                    ---------    ---------     ---------     ---------
Balances at June 30, 1996 ......           36       84,182       (80,365)        3,853
    Net loss ...................         --           --         (40,835)      (40,835)
    Net financing provided from
      Silicon Graphics .........         --         45,054          --          45,054
                                    ---------    ---------     ---------     ---------
Balances at June 30, 1997 ......           36      129,236      (121,200)        8,072
    Net income .................         --           --             376           376
    Net financing returned to
      Silicon Graphics .........         --         (1,965)         --          (1,965)
    Net equipment transferred to
      Silicon Graphics .........         --         (7,230)         --          (7,230)
                                    ---------    ---------     ---------     ---------
Balances at June 30, 1998 ......    $      36    $ 120,041     $(120,824)    $    (747)
                                    =========    =========     =========     =========






                             See accompanying notes.

                             MIPS TECHNOLOGIES, INC.


                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Years ended June 30,
                                                                     ----------------------------------
                                                                       1998         1997         1996
                                                                     --------     --------     --------
Operating activities:
  Net income (loss) .............................................    $    376     $(40,835)    $(27,665)
  Adjustments to reconcile net income to cash
    provided by (used in) operations:
    Depreciation ................................................       5,044        7,343        8,201
    Restructuring charge ........................................       2,114         --           --
    Other non-cash charges ......................................         362           99           28
    Changes in operating assets and liabilities:
      Accounts receivable .......................................         131          146         (218)
      Prepaid expenses and other current assets .................       2,157         (728)        (300)
      Employee notes receivable .................................          92       (1,332)        --
      Accounts payable and accrued liabilities ..................      (5,828)         574       (7,214)
                                                                     --------     --------     --------
        Net cash flow provided by (used in) operating activities,
          excluding Silicon Graphics financing ..................       4,448      (34,733)     (27,168)
Investing activities-- capital expenditures .....................      (2,107)      (9,913)      (7,257)
Financing activities:
  Payments on capital lease obligations .........................        (331)        (408)        (829)
  Net financing provided from (returned to) Silicon Graphics ....      (1,965)      45,054       35,254
                                                                     --------     --------     --------
        Net cash provided by (used in) financing activities .....      (2,296)      44,646       34,425
Net increase in cash ............................................          45         --           --
Cash, beginning of year .........................................        --           --           --
                                                                     --------     --------     --------
Cash, end of year ...............................................    $     45     $   --       $   --
                                                                     ========     ========     ========
Supplemental disclosures of cash flow information:
    Net equipment transferred to Silicon Graphics ...............    $  7,230     $   --       $   --
                                                                     ========     ========     ========
    Interest paid ...............................................    $     13     $     50     $     99
                                                                     ========     ========     ========




                             See accompanying notes.

                             MIPS Technologies, Inc.

                          NOTES TO FINANCIAL STATEMENTS


Note 1.  Formation and Description of Business

     Formation of MIPS Technologies, Inc. (the "Company"). In June 1992, Silicon Graphics formed the Company following the merger of MIPS Computer Systems, Inc. into Silicon Graphics, which was accounted for as pooling of interests. MIPS Computer Systems, Inc. was founded in 1984 and was engaged in the design and development of RISC microprocessors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS microprocessor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance microprocessors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the broader use of these microprocessors. However, as the cost to design and manufacture microprocessors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor partners and most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenues related to sales of Nintendo 64 game players and related cartridges currently account for the substantial majority of the Company's revenue. In order to increase the focus of the MIPS Group on the design and development of microprocessor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

     In April 1998, the Board of Directors of the Company approved a transaction, pursuant to which, Silicon Graphics transferred to the Company the assets and liabilities related to the design and development of microprocessor intellectual property for embedded market applications (the "Separation"). In connection with the Separation, the Company and Silicon Graphics entered into a Corporate Agreement that provides for certain pre-emptive rights of Silicon Graphics to purchase shares of the Company's capital stock, registration rights related to shares of the Company's capital stock owned by Silicon Graphics and covenants against certain actions by the Company for as long as Silicon Graphics owns a majority of the Company's outstanding Common Stock. Furthermore, the Company and Silicon Graphics entered into a Management Services Agreement pursuant to which Silicon Graphics will provide certain services to the Company following the Separation on an interim or transitional basis.

     As of June 30, 1998, the Company is a wholly owned subsidiary of Silicon Graphics.

     Basis of Presentation. The accompanying financial statements reflect the operations of the Company's predecessor, the MIPS Group, through June 30, 1998. The accompanying balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company and, for certain liabilities that are not specifically identifiable, estimates have been used to allocate a portion of Silicon Graphics' liabilities to the Company. Cash management for the Company has been done by Silicon Graphics on a centralized basis and all cash provided by Silicon Graphics has been recorded as interest-free financing from Silicon Graphics in these financial statements.

     The statements of operations include all revenue and costs attributable to the Company, including a corporate allocation of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs are allocated to the Company based on certain methodologies that management believes are reasonable under the circumstances (see Note 11).

Note 2.  Summary of Significant Accounting Policies

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     Revenue Recognition. The Company derives revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services to customer specifications. The Company enters into licensing agreements that provide licensees the right to incorporate the Company's intellectual property

                             MIPS Technologies, Inc.

components in their products with terms and conditions that have historically varied by licensee. Generally these agreements include one or more of the following elements: (i) royalty payments, which are payable upon the sale of a licensee's products, (ii) nonrefundable technology license fees, which are payable upon the transfer of intellectual property and (iii) engineering service fees, which generally are payable upon the Company's achievement of defined milestones. No upgrades or modifications to a licensed product are provided.

     The Company classifies all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating the Company's intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). The Company classifies all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist. Engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are completed and the milestone payment is probable of collection. Milestones have historically been formulated to correlate with the estimated level of effort and related costs have been expensed as incurred.

     Certain license agreements provide for limited product support that consists of an identified customer contact at the Company and telephonic or e-mail product support. Such support arrangements have been insignificant to date.

     Equipment and Furniture. Equipment and furniture are stated at cost and depreciation is computed using the straight-line method. Useful lives of three to seven years are used for equipment and furniture and fixtures.

     Prepaid Expenses and Other Current Assets. Prepaid expenses and other current assets consist principally of amounts paid by the Company in advance for maintenance contracts on its computer-aided software design tools. These contracts typically cover a one-year period, over which the cost is amortized.

     Stock-Based Compensation. The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25,
"Accounting for Stock Issued to Employees" ("APB25"). As a result, no expense had been recognized for options to purchase common stock of Silicon Graphics (prior to the Separation) or of the Company granted with an exercise price equal to fair market value at the date of grant or in connection with the Silicon Graphics stock purchase plan prior to the Separation (see Note 10). For Silicon Graphics stock options that were granted and restricted Silicon Graphics common stock issued at discounted prices, the Company recognizes compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

     Earnings per Share. The Company follows the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements. The Company effected a 360,000-for-one split of its common stock in May 1998 (see Note 10), and accordingly, the Company has presented share and net income (loss) per share data in the financial statements giving effect to that split.

                             MIPS Technologies, Inc.

     The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

                                                                 Years ended June 30,
                                                          ---------------------------------
                                                            1998        1997         1996
                                                          --------    --------     --------
Numerator:
  Net income (loss) available to common stockholders .    $    376    $(40,835)    $(27,665)
                                                          ========    ========     ========
Denominator:
  Shares used in computing basic net income (loss)
    per share-weighted-average shares ................      36,000      36,000       36,000
  Effect of dilutive securities-employee stock options          33        --           --
                                                          --------    --------     --------
  Shares used in computing diluted net income (loss)
    per share-adjusted weighted-average  shares and
    common share equivalents .........................      36,033      36,000       36,000
                                                          ========    ========     ========
  Basic net income (loss) per share ..................    $   0.01    $  (1.13)    $  (0.77)
  Diluted net income (loss) per share ................    $   0.01    $  (1.13)    $  (0.77)

     Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures Segments of an Enterprise and Related Information" ("SFAS 131"), collectively the "Statements." The Company is required to adopt these Statements in fiscal 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's results of operations or financial condition.

     In March 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 does not change the recognition or measurement of pension or postretirement benefit plans, but revises and standardizes disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS 132 in fiscal 1999 will have no impact on the Company's results of operations or financial condition.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133"), which provides comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The Company is required to adopt SFAS 133 in fiscal 2000 and it is not anticipated to have an impact on the Company's results of operations or financial condition when adopted.

Note 3.  Business Risk and Customer Concentration

     The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could affect operating results adversely. Due to the Company's focus on microprocessor designs dedicated to the embedded market, including digital consumer products, the Company expects to experience seasonal fluctuations in its revenue and operating results.

     The Company markets and licenses its technology to a limited number of customers and generally does not require collateral. At June 30, 1998 and 1997, one customer accounted for 100% of accounts receivable. During the years ended June 30, 1998 and 1997, revenue from two customers represented an aggregate of 88% and 85% of total revenue, respectively, and during the year ended June 30, 1996, revenue from three customers represented an aggregate of 72% of total revenue. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The nonrenewal or expiration of contracts between the Company and its current customers could adversely affect near-term future operating results.

                             MIPS Technologies, Inc.

     A substantial portion of the Company's revenue is derived from customers outside the United States (see Note 13). The Company anticipates that revenue from international customers will continue to represent a substantial portion of its total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by the Company's manufacturing partners are denominated in foreign currencies, royalties received by the Company on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology sold by the Company to its partners were to increase as a result of fluctuations in foreign currency exchange rates, demand for the Company's technology could fall which would, in turn, reduce the Company's revenues. The relative significance of the Company's international operations exposes it to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

Note 4.  Restructuring Charge

     The restructuring charge recorded in fiscal 1998 includes approximately $500,000 in severance and related costs (17 employees, a majority of which supported research and development activities) and $2.1 million in fixed asset write-downs related to the Company's shift in strategic direction. Substantially all the severance and related costs were paid and 16 employees were terminated as of June 30, 1998.

Note 5.  Employee Notes Receivable

     The Company has loans outstanding to employees and an officer. Such loans are payable upon maturity and have terms ranging from three to five years. Approximately $432,000 and $776,000 of these loans at June 30, 1998 and 1997, respectively, relate to loans that are forgiven by the Company on a periodic basis as the employees or officer remains employed by the Company. Loan forgiveness charged to expense was approximately $240,000, $99,000 and $28,000 in fiscal 1998, 1997 and 1996, respectively. Upon termination of employment, the unamortized balance of the loans becomes due. Such forgivable loans bear no interest. The remaining employee loans bear interest at rates ranging from 7.19% to 7.25% and are due on dates ranging from September 1999 to March 2002.

Note 6.  Equipment and Furniture

     The components of equipment and furniture are as follows (in thousands):

                                                          June 30,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
     Equipment ............................       $  7,990        $ 45,918
     Equipment under capital lease ........           --             1,198
     Furniture and fixtures ...............            421             516
                                                  --------        --------
                                                     8,411          47,632
     Accumulated depreciation .............         (5,624)        (32,442)
                                                  --------        --------
     Equipment and furniture, net .........       $  2,787        $ 15,190
                                                  ========        ========

Note 7.  Accrued Liabilities

     The components of accrued liabilities are as follows (in thousands):

                                                          June 30,
                                                  ------------------------
                                                    1998            1997
                                                  --------        --------
     Accrued compensation and
        employee-related expenses .........       $    194        $  4,163
     Development and marketing funds ......          1,555           1,053
     Other accrued liabilities ............            607             221
                                                  --------        --------
                                                  $  2,356        $  5,437
                                                  ========        ========

                             MIPS Technologies, Inc.

     Accrued compensation and employee-related expenses at June 30, 1997 include approximately $1.6 million in accrued vacation and $1.2 million in accrued employee relocation expenses. In connection with the Separation, all accrued vacation amounts as of May 31, 1998 were paid to the Company's employees. The amount accrued at June 30, 1998 represents accrued vacation costs from June 1, 1998 to June 30, 1998. The development and marketing funds represent amounts received from certain of the Company's customers to be used in joint development and marketing programs.

Note 8.  Capital Lease Obligations

     The Company's capital lease obligations pertaining to leased equipment matured in fiscal 1998.

Note 9.  Income Taxes

     The net income and losses incurred in fiscal years 1998, 1997 and 1996 are primarily attributable to the operations of the Company as a division of Silicon Graphics and were included in the income tax returns filed by Silicon Graphics. In light of both historical losses incurred, as well as the fact that, by operation of the tax sharing agreement, the Company will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of the initial public offering, no income tax provision or benefit has been reflected for the periods presented.

     Subsequent to the closing of the initial public offering, the Company, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, is responsible for its income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent the Company produces taxable income, losses or credits, it will make or receive payments as though it filed separate federal, state and local income tax returns.

     The Company and Silicon Graphics have entered into a tax sharing agreement pursuant to which they will make payments between them such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

     In general, the Company will be included in Silicon Graphics' consolidated group for federal income tax purposes for so long as Silicon Graphics beneficially owns at least 80% of the total voting power and value of the outstanding common stock.

     At June 30, 1998 and 1997, the Company's deferred tax assets and the related valuation allowance were immaterial.

Note 10.  Stockholders' Equity

     In May 1998, the Board of Directors of the Company authorized and the Company's Stockholder later approved a 360,000-for-one stock split of the Company's common stock and an amendment to the Company's Certificate of Incorporation for an increase in the number of authorized shares of common stock to 150,000,000 shares. All prior year financial statements have been restated to effect the stock split.

     1998 Long-Term Incentive Plan. The 1998 Long-Term Incentive Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's Stockholder in May 1998. The Plan authorized the issuance of various forms of stock-based awards including incentive and non-qualified stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the prices of other stock awards are determined by the Board of Directors. Stock options generally vest over a fifty-month period from the date of grant. An aggregate of 6,600,000 shares of common stock may be issued under the Plan and are reserved for future issuance.

                             MIPS Technologies, Inc.

     The stock option activity under the Plan is summarized as follows:

                                                                 Outstanding Options
                                                            ------------------------------
                                         Shares available   Number of     Weighted Average
                                            for Grant        Shares        Exercise Price
                                           -----------      --------       ---------------
Balance at July 1, 1997 ..............           --              --             --
Shares authorized for issuance .......      6,600,000            --             --
Options granted ......................     (2,996,900)      2,996,900     $    12.00
Balance at June 30, 1998 .............      3,603,100       2,996,900     $    12.00
                                           ==========       =========

     At June 30, 1998, the weighted average contractual life of the options outstanding was 10 years. There are no options exercisable at June 30, 1998.

     Employee Stock Purchase Plan. The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors of the Company and approved by the Company's Stockholder in May 1998. The purpose of the Purchase Plan is to provide employees of the Company who participate in the Purchase Plan with an opportunity to purchase common stock of the Company through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Common Stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six month exercise periods. The exercise date is the last day of the particular six month exercise period within the offering period. If the fair market value of the Company's Common Stock on the first day of any exercise period is less than on the first day of that offering period, all employees participating in the Purchase Plan on the first day of such exercise period will be deemed to have withdrawn from the offering period on the first day of such exercise period and to have enrolled in the new offering period commencing on that date. Purchases are limited to 10% of each employee's eligible compensation. At June 30, 1998 no shares have been issued to employees of the Company under the Purchase Plan. Presently 600,000 shares of Common Stock are reserved for future issuances under the Purchase Plan, and in addition there will be an amount added annually on July 1 of each year equal to the lesser of one-half of one percent of the outstanding shares of Common Stock on a fully diluted basis or 600,000 shares or a lesser amount as determined by the Board.

     Directors' Stock Option Plan. The Board of Directors of the Company adopted and the Company's Stockholder approved the Directors' Stock Option Plan (the "Director Plan") in July 1998. The plan authorizes 600,000 shares of Common Stock for issuance plus an annual increase each July 1st equal to the lesser of
(i) 100,000 shares, (ii) the number of shares subject to option granted in the prior one year period, or (iii) a lesser amount determined by the Board. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Common Stock. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Common Stock each year on the date of the annual stockholder meeting. All stock options are granted an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Stock options generally vest over a 50-month period from the date of the grant. As of June 30, 1998, no shares had been issued to directors of the Company under the Director Plan.

     Non-U.S. Stock Purchase Plan. The Non-U.S. Stock Purchase Plan (the "Non-U.S. Purchase Plan") was adopted by the Board in July 1998. The purpose of the Non-U.S. Purchase Plan is to provide employees and consultants of the Company who do not provide services in the United States and who participate in the Non-U.S. Purchase Plan with an opportunity to purchase Common Stock of the Company at the same discount and subject to the same general rules as the Company's Employees Stock Purchase Plan. The Non-U.S. Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months and each offering period is divided into four six-month exercise periods. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. As of June 30, 1998, no shares had been issued to employees or consultants of the Company under the Non-U.S. Purchase Plan and 60,000 shares of Common Stock are reserved for issuance.

                             MIPS Technologies, Inc.

     Silicon Graphics Stock Award Plans. While employees of Silicon Graphics, certain employees of the Company were granted options to purchase Silicon Graphics common stock and were awarded restricted shares of Silicon Graphics common stock. In addition, certain employees of the Company purchased Silicon Graphics common stock through the Silicon Graphics stock purchase plan. In connection with their acceptance of employment with the Company, employees of the Company previously employed by Silicon Graphics have mutually agreed with Silicon Graphics that all unvested options to purchase Silicon Graphics common stock and unvested restricted shares of Silicon Graphics common stock will be forfeited. In addition, such individuals have 30 or 90 days from May 29, 1998 (depending on the terms of the option grant) to exercise any vested options to purchase Silicon Graphics common stock, and any vested options that are not exercised will be forfeited.

     Silicon Graphics has various stock award plans, which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees. Incentive stock options are granted at not less than the fair market value on the date of grant; the prices of nonstatutory stock option grants and restricted stock were determined by the board of directors of Silicon Graphics. Under the plans, options and restricted stock generally vest over a fifty-month period from the date of grant.

     Silicon Graphics stock option activity related to employees of the Company is summarized as follows:

                                                                           Outstanding Options
                                                                     ------------------------------
                                                                      Number of    Weighted Average
                                                                       Shares       Exercise Price
                                                                     ----------    ----------------
            Balance at June 30, 1995 ............................     1,717,720          $17.94
              Options granted ...................................       772,440          $26.98
              Options exercised .................................       (52,039)         $ 9.97
              Options canceled ..................................      (649,967)         $ 7.40
                                                                     ----------
            Balance at June 30, 1996 ............................     1,788,154          $22.26
              Options granted ...................................     1,641,064          $21.00
              Options exercised .................................      (148,748)         $10.56
              Options canceled ..................................    (1,705,085)         $23.90
                                                                     ----------
            Balance at June 30, 1997 ............................     1,575,385          $18.17
              Options granted....................................       161,861          $12.85
              Options exercised..................................      (113,427)         $10.77
              Options canceled...................................    (1,493,260)         $18.02
                                                                     ----------
            Balance at June 30, 1998.............................       130,559          $19.62
                                                                     ==========

     Additional information about outstanding options to purchase Silicon Graphics common stock held by employees of the Company at June 30, 1998 is as follows:

                                                         Options Outstanding and Exercisable
                                                  -------------------------------------------------
                                                                Weighted-Average
                Range of                            Number of   Contractual Life   Weighted-Average
             Exercise Price                          Shares        (in years)       Exercise Price
             --------------                       ------------     -----------     ----------------
            $ 8.06-$11.69......................       11,577          6.94            $10.99
            $12.63-$18.88......................       53,430          7.86            $18.14
            $20.00-$30.13......................       65,552          8.02            $22.35
                                                     -------
            $ 8.06-$30.13......................      130,559          7.86            $19.62
                                                     =======

     Shares of restricted Silicon Graphics common stock awarded to employees of the Company in fiscal 1998, 1997 and 1996 were 27,000 shares, 83,500 shares and 40,000 shares, respectively.

     At June 30,  1998,  1997 and 1996 there were  130,559,  480,629 and 856,711 exercisable options to purchase Silicon Graphics common stock held by employees of the Company, respectively. At June 30, 1998, there were no shares of restricted Silicon Graphics stock held by employees of the Company. At June 30, 1997 and 1996, 50,125

                             MIPS Technologies, Inc.

and 35,000 shares of restricted Silicon Graphics stock held by employees of the Company were subject to repurchase, respectively.

     Silicon Graphics Stock Purchase Plan. Silicon Graphics has an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The Purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. Shares issued to employees of the Company under this Plan in fiscal 1998, 1997 and 1996 were 101,292 shares, 135,808 shares and 76,084 shares, respectively. Former employees of Silicon Graphics are not eligible to participate in this Plan after their acceptance of employment with the Company.

     Grant Date Fair Values. The weighted average estimated fair value of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998, 1997 and 1996 was $6.02, $8.08 and $11.32 per share, respectively. The weighted average exercise price of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998, 1997 and 1996 was $14.89, $20.70 and $29.66 per share, respectively. The weighted average estimated fair value of Silicon Graphics employee stock options granted at below grant date market prices during fiscal 1997 and 1996 was $13.09 and $17.07 per share, respectively. The weighted average exercise price of Silicon Graphics employee stock options granted at below grant date market prices during 1997 and 1996 was $15.65 and $21.35 per share, respectively. There were no Silicon Graphics options granted at below grant date market price during fiscal 1998. The weighted average estimated fair value of Silicon Graphics restricted stock granted during fiscal 1998, 1997 and 1996 was $24.37, $23.37 and $27.30 per share, respectively. The weighted average estimated fair value of shares granted under the Silicon Graphics stock purchase plan during fiscal 1998, 1997 and 1996 was $6.88, $7.85 and $15.09 per share, respectively.

     The weighted average estimated fair value of the Company's employee stock options granted at grant date market prices during fiscal 1998 was $8.71 per share.

     The weighted average fair value of Silicon Graphics options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                             Employee Stock Options              Stock Purchase Plan Shares
                                          ----------------------------          ----------------------------
                                              Years Ended June 30,                  Years Ended June 30,
                                          ----------------------------          ----------------------------
                                          1998        1997        1996          1998        1997        1996
                                          ----        ----        ----          ----        ----        ----
Expected life (in years) ...............    2.7        2.7         3.8           0.5         0.5         0.5
Risk-free interest rate ................   5.74%      6.38%       5.18%         5.72%       5.45%       5.49%
Volatility .............................   0.61       0.50        0.45          0.79        0.57        0.45
Dividend yield .........................      0%         0%          0%            0%          0%          0%

     The weighted average fair value of Company options granted has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the activity under the Company's
Plans:


                             Employee Stock Options

                                                      Year Ended June 30, 1998
                                                      ------------------------
   Expected life (in years) ......................               5.0
   Risk-free interest rate .......................              5.66%
   Volatility ....................................              0.70
   Dividend yield ................................                 0%

     Pro Forma Information. The Company has elected to follow APB 25 in accounting for its employee stock options to purchase both Silicon Graphics and the Company's common stock. Under APB 25, no compensation expense is recognized in the Company's financial statements except in connection with the granting of restricted

                             MIPS Technologies, Inc.

stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in the Company's financial statements for stock-based awards under APB 25 for fiscal 1998, 1997 and 1996 was $1.0 million, $1.7 million and $0.5 million, respectively.

     Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for Silicon Graphics and its employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

     The Company's pro forma information is as follows (in thousands, except per share data):

                                                            Years Ended June 30,
                                                   --------------------------------------
                                                     1998           1997          1996
                                                   ---------     ---------     ----------
Pro forma net loss ............................    $    (738)    $ (46,228)    $  (30,041)
Pro forma basic and diluted net loss per share     $   (0.02)    $   (1.28)    $    (0.83)

     The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from the separation from Silicon Graphics and the establishment of the Company's Plans during 1998.

Note 11.  Related Party Transactions

     Funding. The Company has utilized Silicon Graphics' centralized cash management services and processes related to receivables, payables, payroll and other activities. The Company's net cash requirements have been funded by Silicon Graphics. Net financing provided to the Company by Silicon Graphics in fiscal 1997 and 1996 was approximately $45.1 million and $35.3 million, respectively. There was a net return of capital to Silicon Graphics by the Company of approximately $9.2 million in fiscal 1998. The average balance due to Silicon Graphics during fiscal 1998, 1997 and 1996 was approximately $125 million, $107 million and $67 million, respectively.

     Corporate Services. Silicon Graphics allocates a portion of its domestic corporate expenses to its divisions, including the Company. In addition, in accordance with Staff Accounting Bulletin No. 55, certain additional allocations have been reflected in these financial statements. These expenses have included corporate communications, management, compensation and benefits administration, payroll, accounts payable, income tax compliance, treasury and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through or a percentage allocation for such services provided based on factors such as net sales, headcount and relative expenditure levels. Such allocations and corporate charges totaled $8.5 million, $11.0 million and $9.0 million for the years ended June 30, 1998, 1997 and 1996, respectively.

     In June 1998, the Company and Silicon Graphics has entered into the Management Services Agreement, pursuant to which Silicon Graphics will provide certain administrative and corporate support services to the Company on an interim or transitional basis, including accounting, treasury, tax, facilities and information services. Specified charges for such services are generally intended to allow Silicon Graphics to recover the fully allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. The Management Services Agreement will have a three-year term and will be subject to automatic termination at such time as Silicon Graphics' beneficial ownership interest in the Company's outstanding common stock ceases to exceed 50%. In addition, either Silicon Graphics or the Company may terminate the Management Services Agreement with respect to one or more of the services provided thereunder upon giving at least 30 days prior written notice to the other party.

     Management believes that the basis used for allocating corporate services is reasonable. While the terms of these transactions may differ from those that would result from transactions among unrelated parties, management does not believe such differences would be material.

                             MIPS Technologies, Inc.

     Facilities. The Company's executive, administrative and technical offices currently occupy space in a building subleased from Silicon Graphics in Mountain View, California. Payments by the Company to Silicon Graphics under this sublease are expected to be $611,000, $743,000, $776,000 and $741,000 in fiscal years 1999, 2000, 2001 and 2002, respectively. The sublease will terminate on May 31, 2002, subject to earlier termination in certain circumstances.

Note 12.  Contingencies

     In February 1998, the Company received a notice asserting that the R10000 microprocessor and potentially other microprocessors designed by the Company allegedly infringe a patent originally assigned to Control Data Corporation. The Company is evaluating these claims.

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue.

     Management is not aware of any pending disputes that would be likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Note 13.  Industry and Geographic Segment Information

     The Company operates in one industry segment. The Company's revenue by geographic area is as follows (in thousands):

                                                Years Ended June 30,
                                      -------------------------------------
                                        1998          1997           1996
                                      -------        -------        -------
     United States ...........        $ 5,621        $ 5,066        $ 6,123
     Japan ...................         50,939         35,241         22,620
     Europe ..................            250           --            6,300
     Rest of World ...........           --             --            2,000
                                      -------        -------        -------
     Total revenue ...........        $56,810        $40,307        $37,043
                                      =======        =======        =======

Note 14.  Subsequent Events

     On July 6, 1998, the Company completed its initial public offering of 5,500,000 shares of its common stock pursuant to a Registration Statement on Form S-1 (File No. 333-50643) declared effective by the Securities and Exchange Commission on June 29, 1998. The offering consisted of the sale of 4,250,000 shares of common stock by Silicon Graphics for net proceeds of approximately $55.3 million and 1,250,000 shares of common stock by the Company for net proceeds of $16.0 million. Upon completion of the Offering there were 37,250,000 shares of common stock outstanding.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

Executive Officers and Directors

     The executive officers and directors of the Company, and their ages as of June 30, 1998, are as follows:

       Name                         Age                  Position
       ----                         ---                  --------
John E. Bourgoin ................    52   Chief Executive Officer, President and
                                             Director
Lavi Lev ........................    41   Senior Vice President, Engineering
Kevin C. Eichler ................    38   Vice President and Chief Financial
                                             Officer
Derek Meyer .....................    38   Vice President, Sales and Marketing
Sandy Creighton .................    45   Vice  President, General Counsel and
                                             Secretary
Dr. Forest Baskett ..............    55   Director
Kenneth L. Coleman ..............    55   Director
William M. Kelly ................    44   Director
Teruyasu Sekimoto ...............    58   Director

     John E. Bourgoin has served as Chief Executive Officer of the Company since February 1998 and President of the Company since September 1996, and has been a director of the Company since May 1997. Mr. Bourgoin has also served as a Senior Vice President of Silicon Graphics from September 1996 through May 1998. Prior to joining Silicon Graphics, Mr. Bourgoin was Group Vice President, Computation Products Group at Advanced Micro Devices, Inc.

     Lavi Lev has served as Senior Vice President--Engineering of the Company since March 1998, and was Vice President--Engineering of Silicon Graphics from 1996 to March 1998. From 1995 to 1996, he served as Vice President, Engineering at MicroUnity Systems Engineering and between 1992 and 1995 he was a manager at Sun Microsystems, Inc. Prior to joining Sun Microsystems, Inc., Mr. Lev was employed by Intel Corporation and was involved in the development of the Pentium microprocessor.

     Kevin C. Eichler has served as Vice President and Chief Financial Officer of the Company since May 1998. Prior to joining the Company and since 1996, Mr. Eichler served as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Visigenic Software Inc., an independent provider of software tools for distributed object technologies for the Internet, Intranet and enterprise computing environments. From 1995 to 1996, he served as Executive Vice President, Finance and Chief Financial Officer of National Insurance Group, a provider of technology solutions for financial services and related companies. From 1991 to 1995, Mr. Eichler served as Executive Vice President, Finance and Chief Financial Officer of Mortgage Quality Management, Inc., a national provider of quality control services and technologies to residential mortgage lenders. Prior to 1991, Mr. Eichler held management positions with NeXT Software and Microsoft.

     Derek Meyer joined the Company in May 1996 as Director of Worldwide Marketing and Sales and became Vice President--Sales and Marketing in March 1998. Prior to joining the Company and since 1994, Mr. Meyer served as marketing director for the TriMedia division of Philips Semiconductors and prior to that time he was director of SPARC marketing for Sun Microsystems, Inc.

     Sandy Creighton joined the Company in June 1998 as Vice President, General Counsel and Secretary. Prior to joining the Company and since 1991, Ms. Creighton was Deputy General Counsel at Sun Microsystems, Inc.

     Dr. Forest Baskett has served as a director of the Company since January 1998. Since 1990, Dr. Baskett has served as Senior Vice President, Research and Development of Silicon Graphics, and since 1994, has also served as its Chief Technology Officer.

     Kenneth L. Coleman has served as a director of the Company since January 1998. Since April 1997, Mr. Coleman has been Senior Vice President, Customer and Professional Services of Silicon Graphics. Prior to that time, he was Senior Vice President, Administration of Silicon Graphics.

     William M. Kelly has served as a director of the Company since January 1998. He joined Silicon Graphics in 1994 as Vice President, Business Development, General Counsel and Secretary and, since 1997, has been Senior Vice President, Corporate Operations of Silicon Graphics. During 1996, Mr. Kelly also served as Senior Vice President, Silicon Interactive Group of Silicon Graphics and he served as acting Chief Financial Officer of Silicon Graphics from May 1997 to February 1998. Prior to joining Silicon Graphics, Mr. Kelly was an attorney in private practice.

     Teruyasu Sekimoto has served as a director of the Company since January 1998. Mr. Sekimoto joined Silicon Graphics in 1987 as representative director of Silicon Graphics Japan. In 1991, he became Vice President, North Pacific Area and since 1995 has served as Senior Vice President, East Asia.

     Upon completion of the Offering on July 6, 1998, the size of the Board of Directors has increased by two, and the Company's stockholder has elected the following two additional directors who are not associated with the Company or Silicon Graphics:

     Anthony B. Holbrook, age 59. Mr. Holbrook retired as Chief Technical Officer of Advanced Micro Devices, Inc. in August 1994. Mr. Holbrook joined Advanced Micro Devices, Inc. in 1973 and served in a number of executive capacities. He was elected a corporate officer in 1978 and in 1982 was named Executive Vice President and Chief Operating Officer. In 1986, Mr. Holbrook was named President of Advanced Micro Devices, Inc. and was elected to the board of directors. In 1989, he moved from Chief Operating Officer to Chief Technical Officer and in 1990 from President to Vice Chairman, a position he held until April 1996. Prior to joining Advanced Micro Devices, Inc., Mr. Holbrook held engineering management positions with Fairchild Semiconductor and Computer Micro Technology Corporation. Mr. Holbrook is also a director of SDL, Inc., a solid state laser manufacturer.

     Fred M. Gibbons, age 48. Mr. Gibbons has been a partner with Concept Stage Venture Management, an investment firm based in California, since 1994. From 1995 through 1998, Mr. Gibbons was also a lecturer at the Stanford University Graduate School of Engineering. In 1981, Mr. Gibbons founded Software Publishing Corporation based in San Jose, California, a company engaged in the development of software systems for personal computer applications, and was its Chief Executive Officer through 1994. Prior to 1981, Mr. Gibbons was employed as a product and marketing manager for Hewlett-Packard Company.

     There is no family relationship between any directors or executive officers of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Under Section 16(a) of the Securities and Exchange Act of 1934, as amended, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report to the Securities and Exchange Commission and the Nasdaq National Market their initial ownership of the Company's stock and any subsequent changes in that ownership. The Company believes that during fiscal year 1998, its officers, directors and holders of more than 10 percent of the Company's common stock did not file all
Section 16 (a) reports on a timely basis. Form 3 was not filed timely by any such persons.

Item 11.  Executive Compensation

Director Compensation

     Directors who do not receive compensation as officers or employees of the Company or any of its affiliates will be paid an annual board membership fee. Directors are reimbursed for reasonable expenses incurred in attending Board or committee meetings.

     The Board of Directors and the Company's Stockholder approved the Director's Stock Option Plan (the "Director Plan") in July 1998. The plan authorizes 600,000 shares of Common Stock for issuance plus an annual increase each July 1st equal to the lesser of (i) 100,000 shares, (ii) the number of shares subject to option granted in the prior one year period, or (iii) a lesser amount determined by the Board. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Common Stock. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Common Stock each year on the date of the annual stockholder meeting. All stock options are granted an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Stock options generally vest over a 50-month period from the date of the grant. Pursuant to the terms of the Director Plan, Messrs. Holbrook and Gibbons were each granted 40,000 stock options upon commencement of their term as members of the Company's Board of Directors.

Executive Compensation

     The following table sets forth information about the compensation of the Chief Executive Officer and each of the other two most highly compensated executive officers of the Company who, based on employment with the Company and Silicon Graphics were the most highly compensated officers of the Company (collectively, the "Named Executive Officers"). All of the information set forth in this table reflects compensation earned by such individuals for services rendered to the Company and Silicon Graphics and its subsidiaries.


                           Summary Compensation Table

                                                                                         Long-Term Compensation
                                                   Annual Compensation(1)                         Awards
                                           -----------------------------------   ----------------------------------
                                                                                                Securities
                                                                  Other Annual   Restricted     Underlying                All Other
 Name and Principal                                               Compensation      Stock      Options/SARs   LTIP      Compensation
      Position                    Year      Salary       Bonus         (2)         Award(s)         (3)      Payouts         (4)
 ------------------               ----     --------     --------  ------------   ----------    ------------  -------    ------------
John E. Bourgoin                  1998     $372,053     $   --       $ 21,343         $--             --       $--        $  2,226
  Chief Executive Officer         1997     $280,000     $ 89,086     $  9,382         $--          125,000     $--        $  1,200
  and President

Lavi Lev                          1998     $245,542     $   --       $309,228         $--             --       $--        $  1,880
  Senior Vice                     1997     $215,192     $106,550     $ 83,024         $--           64,000     $--        $  2,400
  President, Engineering

Derek Meyer                       1998     $201,456     $   --       $ 32,210         $--            4,500     $--        $  1,793
  Vice President,                 1997     $182,215     $ 25,987     $ 36,543         $--           12,000     $--        $  2,079
  Sales and Marketing

----------
(1) Silicon Graphics has no pension, retirement, annuity or similar benefit plan.

(2) In fiscal 1998, "Other Annual Compensation" for the following executives is: Mr. Bourgoin includes (i) $11,348 club membership fees, (ii) $5,538 car allowance and (iii) various executive perquisites none of which exceed 25% of the amount reported as other annual compensation; Mr. Lev includes (i) $150,000 of gross-up award related to a forgivable loan, (ii) $100,000 of income reflecting monthly amortization of a forgivable loan from Silicon Graphics, (iii) $50,538 in relocation expenses and housing allowances and
     (iv) various executive perquisites none of which exceed 25% of the amount reported as other annual compensation and Mr. Meyer includes (i) $32,210 on the sale of 2,500 shares of restricted stock. In fiscal 1997, "Other Annual Compensation" for the following executives is: Mr. Bourgoin includes various executive perquisites none of which exceed 25% of the amount reported as other annual compensation; Mr. Lev includes (i) $42,000 of income reflecting monthly amortization of a forgivable loan from Silicon Graphics, (ii) $34,320 in relocation expenses and housing allowances and
     (iii) various executive perquisites none of which exceed 25% of the amount reported as other annual compensation and Mr. Meyer includes (i) $36,248 on the sale of 2,500 shares of restricted stock and (ii) various executive perquisites none of which exceed 25% of the amount reported as other annual compensation.

(3) In fiscal 1997, Silicon Graphics effected an option exchange program to allow employees to exchange their out-of-the-money stock options for a smaller number of new options at a more favorable exercise price. The numbers in this column include 44,000 options issued to Mr. Lev in the exchange program for 55,000 options that were granted in fiscal 1997 and 12,000 options issued to Mr. Meyer in the exchange program for 15,000 options that were granted prior to fiscal 1997.

(4) All other compensation includes Silicon Graphics' contribution to savings plans.

Grants Under the 1998 Long-Term Incentive Plan

     In connection with the Offering, the Company has made initial grants of stock options to the executive officers and certain other employees and consultants of the Company under the 1998 Long-Term Incentive Plan. An aggregate of 2,996,900 shares of common stock are issuable upon the exercise of the options granted at an exercise price of $12.00 per share. In addition, the Company granted stock awards totalling 15,000 shares of Common Stock. The following table sets forth the number of shares of common stock underlying options and the number of shares subject to stock awards that were granted under the 1998 Long-Term Incentive Plan to (i) each of the executive officers of the Company, (ii) the executive officers of the Company as a group and (iii) all employees and consultants of the Company as a group other than the executive officers of the Company.


                   Grants Under 1998 Long-Term Incentive Plan

                                                                             Number of Shares      Stock
         Name and Position                                                  Underlying Options     Awards
         -----------------                                                  -----------------      ------
     John E. Bourgoin .......................................................      559,500          15,000
       Chief Executive Officer and President

     Lavi Lev ...............................................................      298,400             --
       Senior Vice President, Engineering

     Kevin C. Eichler .......................................................      223,800             --
       Vice President and Chief Financial Officer

     Derek Meyer ............................................................      205,200             --
       Vice President, Sales and Marketing

     Sandy Creighton ........................................................      223,800             --
       Vice President, General Counsel and Secretary

     Executive Officers as a Group ..........................................    1,510,700          15,000

     Non-Executive Officer Employee and Consultants Group ...................    1,486,200             --

     The following table sets forth information regarding the Company's stock options granted to the Named Executive Officers during fiscal year 1998.


                          Option Grants in Fiscal 1998

                                                   Individual Grants
                                ----------------------------------------------------
                                Number of      % of Total
                                Securities      Options                                Potential Realizable Value
                                Underlying      Granted to    Exercise                 at Assumed Annual Rates of
                                 Options       Employees        Price     Expiration    Stock Price Appreciation
        Name                     Granted     in Fiscal Year   per Share      Date          for Option Term(1)
        ----                    ----------   --------------   ---------   ----------    -----------------------
                                                                                            5%          10%
                                                                                        ----------  -----------
John E. Bourgoin ........         559,500        18.67%        $12.00       05/22/08    $4,222,399  $10,700,387
Lavi Lev.................         298,400         9.96%        $12.00       05/22/08    $2,251,946  $ 5,706,873
Kevin C. Eichler.........         223,800         7.47%        $12.00       05/22/08    $1,688,959  $ 4,280,155
Derek Meyer .............         205,200         6.85%        $12.00       05/22/08    $1,548,590  $ 3,924,431
Sandy Creighton..........         223,800         7.47%        $12.00       06/04/08    $1,688,959  $ 4,280,155

----------
(1) Potential realizable value assumes that the price of the Company's common stock increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not represent an estimate or projection of the future price of the Company's common stock. The Company does not believe that this method accurately illustrates the potential value of a stock option.

     The following table sets forth information regarding stock options granted to the Named Executive Officers during fiscal year 1998 in respect of shares of Silicon Graphics common stock under the Silicon Graphics' stock plan.

                          Option Grants in Fiscal 1998

                                                   Individual Grants
                                ---------------------------------------------------
                                Number of      % of Total
                                Securities      Options                                 Potential Realizable Value
                                Underlying      Granted to    Exercise                  at Assumed Annual Rates of
                                 Options       Employees        Price      Expiration    Stock Price Appreciation
        Name                     Granted     in Fiscal Year   per Share       Date        for Option Term(1)
        ----                    ---------    --------------   ---------    ----------   ------------------------
                                                                                            5%            10%
                                                                                        ---------     ----------
Derek Meyer..............           4,500           *         $12.875       11/13/07      $ 36,437    $ 92,337

----------
*    Less than 1%.

(1) Potential realizable value assumes that the price of Silicon Graphics' common stock increases from the date of grant until the end of the option term (10 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by rules of the Securities and Exchange Commission and do not represent an estimate or projection of the future price of Silicon Graphics' common stock. The Company does not believe that this method accurately illustrates the potential value of a stock option.

     The following table sets forth information regarding options to purchase the Company's common stock by the Named Executive Officers during fiscal 1998, and the number and value of unexercised, in-the-money options at June 30, 1998.

                           Stock Option Exercises and
                      June 30, 1998 Fiscal Year-End Values

                                   Shares
                                  Acquired                                               Value of Unexercised
                                     on       Value        Number of Unexercised        In-the-Money Options at
            Name                  Exercise   Realized     Options at June 30, 1998         June 30, 1998 (1)
           ------                  -------    ------     -------------------------   ----------------------------
                                                         Exercisable  Unexercisable  Exercisable    Unexercisable
                                                         -----------  -------------  -----------    -------------
John E. Bourgoin .............       --         --             --         559,500           --         $804,002
Lavi Lev .....................       --         --             --         298,400           --         $428,801
Kevin C. Eichler .............       --         --             --         223,800           --         $321,601
Derek Meyer ..................       --         --             --         205,200           --         $294,872
Sandy Creighton ..............       --         --             --         223,800           --         $321,601

----------
(1) The amounts in this column reflect the difference between the closing market price of the Company's common stock on June 30, 1998, which was $13.437, and the option exercise price. The actual value of unexercised options fluctuates with the market price of the Company's common stock.

     The following table sets forth information regarding options to purchase Silicon Graphics common stock by the Named Executive Officers during fiscal 1998, and the number and value of unexercised, in-the-money options at June 30, 1998.
                           Stock Option Exercises and
                      June 30, 1998 Fiscal Year-End Values

                                   Shares
                                  Acquired                                               Value of Unexercised
                                     on       Value        Number of Unexercised        In-the-Money Options at
            Name                  Exercise   Realized     Options at June 30, 1998         June 30, 1998 (1)
           ------                  -------    ------     --------------------------  ----------------------------
                                                         Exercisable  Unexercisable  Exercisable    Unexercisable
                                                         -----------  -------------  -----------    -------------
John E. Bourgoin .............       --         --          50,000            --            --              --
Lavi Lev .....................       --         --          21,734            --        $ 3,828             --
Derek Meyer ..................       --         --           4,548            --            --              --

----------
(1) The amounts in this column reflect the difference between the closing market price of the Silicon Graphics' common stock on June 30, 1998, which was $12.125, and the option exercise price. The actual value of unexercised options fluctuates with the market price of Silicon Graphics' common stock.

Change in Control Arrangements

     Unvested stock options held be the Named Executive Officers at the time of a change in control of the Company will become immediately vested and exercisable.

Item 12. Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers

     The Company is not aware of any person who, on September 1, 1998, was the beneficial owner of 5% or more of the Company's outstanding common stock, except for Silicon Graphics, Inc. The following table sets forth such ownership as of September 1, 1998. The table also shows the number of shares of the Company common stock beneficially owned on September 1, 1998 by each of the Company's directors, the Named Executive Officers and all directors and executive officers of the Company as a group.

                                                               Number of
                                                                Shares
                                                             Beneficially         Percent of
                        Name                                     Owned               Class
                        -----                                ------------         ----------
  Silicon Graphics, Inc.
  2011 North Shoreline Boulevard
  Mountain View, CA 94043..............................       31,750,000             85.2%

  John E. Bourgoin ....................................           16,000**               *

  Lavi Lev ............................................            1,000                 *

  Kevin C. Eichler.....................................            1,000                 *

  Derek Meyer .........................................            1,300                 *

  Sandy Creighton......................................            1,000                 *

  Dr. Forest Baskett ..................................              --                  *

  Kenneth L. Coleman ..................................            1,285                 *

  Fred M. Gibbons......................................              --                  *

  Anthony B. Holbrook..................................              --                  *

  William M. Kelly ....................................              --                  *

  Teruyasu Sekimoto ...................................              --                  *

  Directors and Executive Officers as a Group (11 persons)        21,585                 *

----------
* No individual Named Executive Officer or director beneficially owns 1% or more of the Company's common stock, nor do the Named Executive Officers and directors as a group.

** Under the 1998 Long-Term Incentive Plan, the Company granted stock awards totalling 15,000 shares of Common Stock effective upon the completion of the initial public offering.

(1) The persons named have sole voting and investment power over the shares shown as being beneficially owned by them, subject to community property laws, where applicable, except for 1,000 shares held indirectly by Mr. Lev. Mr. Lev disclaims beneficial ownership of these shares and they are held in trust for his children. There were no options or other convertible securities that were exercisable on September 1, 1998 or within 60 days thereafter.

     Silicon Graphics owns approximately 85.2% of the outstanding Common Stock of the Company. For so long as Silicon Graphics continues to beneficially own in excess of 50% of the shares of Common Stock outstanding, Silicon Graphics will be able to direct the election of all directors of the Company and exercise a controlling influence over the business and affairs of the Company, including any determinations with respect to mergers or other business combinations involving the Company, the acquisition or disposition of assets by the Company, future issuances of Common Stock or other equity securities of the Company, the incurrence of indebtedness by the Company and the payment of dividends with respect to the Common Stock. Similarly, Silicon Graphics will have the power to determine matters submitted to a vote of the Company's stockholders without the consent of the Company's other stockholders, will have the power to prevent or cause a change in control of the Company and could take other actions that might be favorable to Silicon Graphics.

     Conflicts of interest may arise between the Company and Silicon Graphics in a number of areas relating to their past and ongoing relationships, including potential competitive business activities, indemnity arrangements, tax and intellectual property matters, registration rights, potential acquisitions or financing transactions, sales or other dispositions by Silicon Graphics of shares of Common Stock and the exercise by Silicon Graphics of its ability to control the management and affairs of the Company. Although Silicon Graphics does not currently intend to engage in the design and development of microprocessor intellectual property for embedded systems applications, the Company's Restated Certificate of Incorporation provides that Silicon Graphics shall have no duty to refrain from engaging in the same or similar activities or lines of business as the Company.

     Ownership interests of directors or officers of the Company in the common stock of Silicon Graphics or service as both a director of the Company and an officer or employee of Silicon Graphics could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for the Company and Silicon Graphics. Four of the Company's seven current directors are officers or employees of Silicon Graphics. The Restated Certificate of Incorporation includes certain provisions relating to the allocation of business opportunities that may be suitable for both the Company and Silicon Graphics based on the relationship to the Company and Silicon Graphics of the individual to whom the opportunity is presented and the method by which its was presented.

Item 13.  Certain Relationships and Related Transactions.

     In connection with the Separation and the Offering, the Company and Silicon Graphics entered into various agreements intended to define the relationship between them following the Offering. Because these agreements were entered into at a time when the Company was still a wholly owned subsidiary of Silicon Graphics, they are not the result of arm's-length negotiations between the parties. Among these agreements is a Management Services Agreement, under which Silicon Graphics will provide various, primarily administrative, services to the Company, including accounting, treasury, tax, facilities and information services. The Management Services Agreement will have a three-year term and will be subject to automatic termination at such time as Silicon Graphics ceases to own more than 50% of the outstanding Common Stock. In addition, either Silicon Graphics or the Company may terminate the Management Services Agreement with respect to one or more of the services provided thereunder upon giving at least 30 days prior written notice to the other party.

     The Company subleases from Silicon Graphics approximately 27,500 square feet (with an option to increase to 55,000 square feet) in one building in Mountain View, California. Payments by the Company to Silicon Graphics under this sublease are approximately $51,000 per month, increasing to approximately $67,000 per month by August 2001. The amounts payable by the Company under this sublease are equal to the amounts payable by Silicon Graphics under its sublease for the property with a third party. This sublease will expire on May 31, 2002, subject to earlier termination in certain circumstances.

     By virtue of its beneficial ownership of over 80% of the total voting power and value of the outstanding Common Stock, Silicon Graphics will include the Company in its consolidated group for federal income tax purposes. The Company and Silicon Graphics entered into a Tax Sharing Agreement pursuant to which the Company and Silicon Graphics will make payments between them such that, with respect to any period, the amount of taxes to be paid or received by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns. However, each member of a consolidated group for federal income tax purposes is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. Each member of the Silicon Graphics controlled group, which includes Silicon Graphics, the Company and Silicon Graphics' other subsidiaries, is also jointly and severally liable for pension and benefit funding and termination liabilities of other group members, as well as certain benefit plan taxes. Accordingly, the Company could be liable under such provisions if any such liability is incurred, and not discharged, by any other member of the Silicon Graphics consolidated or controlled group.

     In addition, by virtue of its beneficial ownership of over 80% of the total voting power and value of the outstanding Common Stock and the terms of the Tax Sharing Agreement entered into between the Company and Silicon Graphics, Silicon Graphics will effectively control all of the Company's tax decisions. Under the Tax Sharing Agreement, Silicon Graphics will have the sole authority to respond to and conduct all tax proceedings (including tax audits) relating to the Company, to file all returns on behalf of the Company and to determine the amount of the Company's liability to (or entitlement to payment from) Silicon Graphics under the Tax Sharing Agreement.

     Subject to applicable federal securities laws and the restrictions set forth below, Silicon Graphics may sell any and all of the shares of Common Stock beneficially owned by it or distribute any or all of such shares of Common Stock to its stockholders. Sales or distribution by Silicon Graphics of substantial amounts of Common Stock in the public market or to its stockholders, or the perception that such sales or distribution could occur, could adversely affect the prevailing market prices for the Common Stock. Silicon Graphics has advised the Company that its current intent is to continue to hold all of the Common Stock beneficially owned. However, Silicon Graphics is not subject to any obligation to retain its controlling interest in the Company, except that Silicon Graphics has agreed not to sell or otherwise dispose of any shares of Common Stock until June 29, 1999 without the prior written consent of Deutsche Bank Securities Inc. As a result, there can be no assurance concerning the period of time during which Silicon Graphics will maintain its beneficial ownership of Common Stock owned by it following the Offering. Moreover, there can be no assurance that, in any transfer by Silicon Graphics of a controlling interest in the Company, any holders of Common Stock will be able to participate in such transaction or will realize any premium with respect to their shares of Common Stock. Silicon Graphics will have registration rights with respect to the shares of the Common Stock owned by it following the Offering, which would facilitate any future disposition.

     The Company has three outstanding loans to Mr. Lev. The first loan is a forgivable, non-interest bearing note with a principal amount outstanding at June 30, 1998 of approximately $258,000. The principal of this loan is forgiven (reduced) ratably on a periodic basis through December 2000, subject to Mr. Lev's continued employment. The second loan is a forgivable, non-interest bearing (except in certain limited circumstances) note with a principal amount outstanding at June 30, 1998 of $250,000. The principal of this loan is forgivable on March 1, 2002, subject to Mr. Lev's continued employment at all times prior to such date. The third loan bears interest at an annual rate of 7.19% and had a principal amount outstanding at June 30, 1998 of $275,000. The largest aggregate amount of these loans outstanding during the period since July 1, 1996 was approximately $900,000.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 10-K

     (a)  The Following documents are filed as a part of this Report:

     1.   Financial   Statements.   The  following   financial   statements  and
          supplementary information of the Company and Report of Independent Auditors are included in Part II of this Report:

                                                                                                      Page
                                                                                                      ----
      Report of Ernst & Young LLP, Independent Auditors........................................         21
      Balance Sheets-- Years Ended June 30, 1998 and 1997......................................         22
      Statements of Operations -Years Ended June 30, 1998, 1997 and 1996.......................         23
      Statement of Stockholders' Equity (Deficit) --
        Years Ended June 30, 1998, 1997 and 1996  ..............................................        24
      Statements of Cash Flows-- Years Ended June 30, 1998, 1997 and 1996.......................        25
      Notes to Financial Statements.............................................................        26

     2. Schedules not listed above have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

   Exhibit No.                     List of Exhibits
   -----------                     ----------------

     3.1 Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No, 333-50643 filed with the Securities and Exchange Commission (the "Commission") which registration statement became effective on June 29, 1998.

     3.2       The Company's By-Laws, as amended.

     10.1 The Separation Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit
               10.1 of Amendment No. 2 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.2 The Corporate Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.3 The Management Services Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit
               10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.4 The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit
               10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.5 The Technology Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit
               10.5 of Amendment No. 5 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.6 The Trademark Agreement between the Company and Silicon Graphics, Inc. is incorporated herein by reference to Exhibit 10.6 of Amendment No. 5 to the Company's Registration Statement on Form S-l, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.7.1 The Joint Development and License Agreement between Nintendo Co., Ltd. and Nintendo of America Inc. on the one hand and Silicon Graphics, Inc. and MIPS Technologies, Inc. on the other hand is incorporated herein by reference to Exhibit 10.7.1 of Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.*

   Exhibit No.                     List of Exhibits
   -----------                     ----------------

     10.7.2 The First Addendum to the Joint Development and License Agreement is incorporated herein by reference to Exhibit 10.7.2 of Amendment No. 4 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.*

     10.7.3 The Second Addendum to the Joint Development and License Agreement is incorporated herein by reference to Exhibit 10.7.3 of Amendment No. 5 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.*

     10.7.4 The Fourth Addendum to the Joint Development and License Agreement is incorporated herein by reference to Exhibit 10.7.4 of Amendment No. 5 to the Company's Registration Statement on Form S-1, Registration No. 333-50643 filed with the Commission, which registration statement became effective on June 29, 1998.

     10.8      The 1998 Long-Term Incentive Plan, as amended.

     10.9      The Employee Stock Purchase Plan, as amended.

     10.10     Director's Stock Option Plan.

     10.11     Non-U.S. Stock Purchase Plan.

     27.1      Financial Data Schedule.

----------
* The Company has received confidential treatment of portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MIPS Technologies, Inc.

                                 By:   /s/            JOHN E. BOURGOIN
                                           -------------------------------------
                                                      John E. Bourgoin
                                                   Chief Executive Officer

Date: September 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



            Signature                     Title                     Date
            ---------                     -----                     ----

/s/     JOHN E. BOURGOIN        Chief Executive Officer       September 22, 1998
--------------------------        and Director (Principal
        John E. Bourgoin          Executive Officer)


/s/     KEVIN C. EICHLER        (Principal Financial and      September 23, 1998
--------------------------        Accounting Officer)
        Kevin C. Eichler

/s/     WILLIAM M. KELLY        Director                      September 23, 1998
--------------------------
        William M. Kelly

/s/    KENNETH L. COLEMAN       Director                      September 22, 1998
--------------------------
       Kenneth L. Coleman

/s/    TERUYASU  SEKIMOTO       Director                      September 22, 1998
--------------------------
        Teruyasu Sekimoto

/s/      FOREST BASKETT         Director                      September 22, 1998
--------------------------
         Forest Baskett

/s/    ANTHONY B. HOLBROOK      Director                      September 22, 1998
--------------------------
       Anthony B. Holbrook

/s/      FRED M. GIBBONS        Director                      September 21, 1998
--------------------------
         Fred M. Gibbons