Form 10-Q
period 1998-09-30
MIPS TECHNOLOGIES INC
filed 1998-11-16
CIK 1059786

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q



(MARK ONE)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACTS OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                         OR

              [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.   FOR THE TRANSITION PERIOD FROM
                                    TO        .


                          COMMISSION FILE NUMBER 000-24487


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

     __________________________________________________________________________


               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

               The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 37,265,000 as of October 31, 1998.

                           PART 1 -- FINANCIAL INFORMATION
Item 1.        Financial Statements (Unaudited):
                                                                           Page
               Condensed Balance Sheets ...............................    3
               Condensed Statements of Operations......................    4
               Condensed Statements of Cash Flows .....................    5
               Notes to Condensed Financial Statements.................    6

Item 2.        Management's Discussion and Analysis of Results of
                  Operations and Financial Condition...................    10

Item 3.        Quantitative and Qualitative Disclosures About
                     Market Risk.......................................    18

                            PART II -- OTHER INFORMATION

Item 1.        Legal Proceedings.......................................    19

Item 6.        Exhibits and Reports on Form 8-K........................    19

Signatures.............................................................    20

Index to Exhibits......................................................    21

                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                              MIPS TECHNOLOGIES, INC.
                             CONDENSED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                     SEPTEMBER 30,     JUNE 30,
                                                         1998           1998(1)
                                                     -------------     --------
                            ASSETS                   (unaudited)
Current assets:
     Cash and cash equivalents ...............          $21,043        $    45
     Accounts receivable .....................            1,309            250
     Prepaid expenses and other current assets              585            618
                                                     ----------        --------
          Total current assets ...............           22,937            913
Equipment and furniture, net .................            2,549          2,787
Other assets .................................            1,081            996
                                                     ----------        --------
                                                        $26,567        $ 4,696
                                                     ----------        --------
                                                     ----------        --------

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable .......................           $ 3,083        $ 3,087
     Accrued liabilities ....................             4,711          2,356
                                                     ----------        --------
          Total current liabilities .........             7,794          5,443
Deferred revenue, less current portion ......               375             --
Total stockholders' equity (deficit) ........            18,398           (747)
                                                     ----------        --------
                                                        $26,567        $ 4,696
                                                     ----------        --------
                                                     ----------        --------

The balance sheet at June 30, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                              See accompanying notes.

                              MIPS TECHNOLOGIES, INC.
                   CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                        1998              1997
                                                       -------          -------
Revenue:
     Royalties ....................................    $11,611          $14,287
     Contract revenue .............................        650              750
                                                       -------          -------
          Total revenue ...........................     12,261           15,037
Costs and expenses:
     Cost of contract revenue .....................         --              375
     Research and development .....................      4,552           17,338
     Sales and marketing ..........................      1,289            1,448
     General and administrative ...................      1,135            1,257
                                                       -------          -------
          Total costs and expenses ................      6,976           20,418
                                                       -------          -------
Operating income (loss) ...........................      5,285           (5,381)
Interest income (expense), net ....................        170               (7)
                                                       -------          -------
Income (loss) before income taxes .................      5,455           (5,388)
Provision for income taxes ........................      2,182               --
                                                       -------          -------
Net income (loss) .................................    $ 3,273          $(5,388)
                                                       -------          -------
                                                       -------          -------

Net income (loss) per share -- basic and diluted ...   $  0.09          $ (0.15)
                                                       -------          -------
                                                       -------          -------

Common shares outstanding -- basic .................    37,250           36,000
                                                       -------          -------
                                                       -------          -------

Common shares outstanding -- diluted ...............    38,009           36,000
                                                       -------          -------
                                                       -------          -------

                              See accompanying notes.

                              MIPS TECHNOLOGIES, INC.
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (IN THOUSANDS)

                                                                                        THREE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                     1998                1997
                                                                                   ---------          ---------
Operating activities:

     Net income (loss) ......................................................      $  3,273           $ (5,388)
     Adjustments to reconcile net income (loss) to cash provided by (used
        in) operations:
           Depreciation .....................................................           523              1,531
           Other non-cash charges ...........................................            42                 58
           Changes in operating assets and liabilities:
              Accounts receivable ...........................................        (1,059)               381
              Prepaid expenses and other current assets .....................            33               (767)
              Other assets ..................................................          (127)               (10)
              Accounts payable ..............................................            (4)               (27)
              Accrued liabilities ...........................................         2,322               (885)
              Deferred revenue ..............................................           408                 --
                                                                                   ---------          ---------
              Net cash flow provided by (used in) operating activities,
                 excluding Silicon Graphics financing .......................         5,411             (5,107)

Investing activities -- capital expenditures .................................         (285)              (180)
Financing activities:
     Net proceeds from issuance of common stock .............................        15,872                 --
     Payments on capital lease obligations ..................................            --               (109)
     Financing provided from Silicon Graphics ...............................            --              5,396
                                                                                   ---------          ---------
          Net cash provided by financing activities .........................        15,872              5,287
Net increase in cash ........................................................        20,998                 --
Cash and cash equivalents, beginning of period ..............................            45                 --
                                                                                   ---------          ---------
Cash and cash equivalents, end of period .....................................     $ 21,043           $     --
                                                                                   ---------          ---------
                                                                                   ---------          ---------
Supplemental disclosures of cash flow information:
     Interest paid ..........................................................      $     --           $      7
                                                                                   ---------          ---------
                                                                                   ---------          ---------

                              See accompanying notes.

                              MIPS TECHNOLOGIES, INC.

                      NOTES TO CONDENSED FINANCIAL STATEMENTS


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

   In April 1998, the Board of Directors of the Company approved a transaction, pursuant to which, Silicon Graphics transferred to the Company the assets and liabilities related to the design and development of microprocessor intellectual property for embedded market applications (the "Separation"). In connection with the Separation, the Company and Silicon Graphics entered into a Corporate Agreement that provides for certain pre-emptive rights of Silicon Graphics to purchase shares of the Company's capital stock, registration rights related to shares of the Company's capital stock owned by Silicon Graphics and covenants against certain actions by the Company for as long as Silicon Graphics owns a majority of the Company's outstanding Common Stock. Furthermore, the Company and Silicon Graphics entered into a Management Services Agreement pursuant to which Silicon Graphics provides certain services to the Company followed the Separation on an interim or transitional basis.

   As of the closing of the Company's initial public offering (the "Offering"), on July 6, 1998, the Company was a majority owned subsidiary of Silicon Graphics.

   BASIS OF PRESENTATION. The accompanying financial statements, through June 30, 1998, reflect the operations of the Company's predecessor, the MIPS Group. Subsequent to June 30, 1998, the Company operated as a stand-alone company, MIPS Technologies, Inc.

   The accompanying balance sheets have been prepared using the historical basis of accounting and include all of the assets and liabilities specifically identifiable to the Company and, for certain liabilities that are not specifically identifiable, estimates have been used to allocate a portion of Silicon Graphics' liabilities to the Company. Through June 30, 1998, cash management for the Company had been done by Silicon Graphics on a centralized basis and all cash provided by Silicon Graphics has been recorded as interest-free financing from Silicon Graphics. The statement of operations for the three months ended September 30, 1998 and 1997 include all revenue and costs attributable to the Company, including a corporate allocation of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs are allocated to the Company based on certain methodologies that management believes are reasonable under the circumstances.

                              MIPS TECHNOLOGIES, INC.

     The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the condensed financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for each interim period shown.

      The condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission
(SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The unaudited condensed financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2.  COMPUTATION OF EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                       Three months ended
                                                                         September 30,
                                                                ----------           ----------
                                                                   1998                 1997
                                                                ----------           ----------
Net income (loss)...............................................    $3,273              $(5,388)
                                                                ----------           ----------
                                                                ----------           ----------
Weighted-average shares outstanding -- basic....................    37,250               36,000
Effect of dilutive securities -- employee stock options.........       759                   --
                                                                ----------           ----------
Weighted-average shares outstanding -- diluted..................    38,009               36,000
                                                                ----------           ----------
                                                                ----------           ----------
Net income (loss) per share -- basic............................    $ 0.09              $ (0.15)
                                                                ----------           ----------
                                                                ----------           ----------
Net income (loss) per share -- diluted..........................    $ 0.09              $ (0.15)
                                                                ----------           ----------
                                                                ----------           ----------

                              MIPS TECHNOLOGIES, INC.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). There was no impact to the Company as a result of the adoption of SFAS 130, as there is no difference between the Company's reported net income (loss) and the comprehensive net income (loss) under SFAS 130 for the periods presented.

     In June 1997, the Financial Accounting and Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for the fiscal year ending June 30, 1999 and establishes standards for disclosure about products, geography and major customers. The adoption of SFAS 131 will have no impact on the Company's results of operation and financial condition. The Company expects that implementation of this standard will not have material effect on its annual financial statement disclosures.

NOTE 4.   CONTINGENCIES

On April 6, 1998, the Company and Silicon Graphics filed an action against ArtX, Inc. and certain employees of ArtX, Inc. in the Superior Court of the State of California alleging, among other things, misappropriation of trade secrets and breach of contractual and fiduciary duties in connection with the defendants' actions in developing graphics technology for Nintendo's next generation video game system. On April 23, 1998, Nintendo notified Silicon Graphics and the Company of its belief that the disclosure in the Company's registration statement filed with the Securities and Exchange Commission on April 21, 1998 of certain information regarding the contract for the development of the Nintendo 64 video game system constituted a breach of that contract. Silicon Graphics and the Company strongly disagree that any such breach has occurred. On May 27, 1998, Silicon Graphics, the Company, Nintendo and ArtX, Inc. entered into a memorandum of understanding pursuant to which the companies have engaged in discussions relating to a possible mutually beneficial business relationship. On the basis of this understanding, Silicon Graphics and the Company have dismissed without prejudice the pending lawsuit against ArtX, Inc., and Nintendo has agreed that, in the absence of a lawsuit against Nintendo or ArtX, Inc., it will not assert any claim that the Nintendo 64 contract has been breached in connection with the filing of the Company's registration statement.

          On April 10, 1998, the Company filed an action against Lexra, Inc., a Massachusetts company ("Lexra"), in the United States District Court for the Northern District of California, asserting claims for false advertisement, trademark infringement, trademark dilution and unfair competition. This lawsuit arose out of Lexra's claim that its newly introduced product offering is "MIPS compatible." Lexra does not have a license from the Company to use its intellectual property in connection with any Lexra products. In the suit, the Company sought injunctive relief as well as monetary damages. In May 1998, Lexra filed an answer and counterclaim seeking to cancel certain of the Company's trademarks. In September 1998, the Company has entered into a memorandum of understanding
(MOU) with Lexra, Inc. In the MOU, among other things, Lexra will no longer state that its products are "MIPS compatible". Lexra's counterclaims has also been dismissed. The Company is continuing to evaluate possible patent infringement claims against Lexra and will assert such claims if appropriate.

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

NOTE 5.  RELATED PARTY TRANSACTIONS

     At September 30, 1998, accounts payable includes approximately $1.4 million payable to Silicon Graphics relating to payments made by Silicon Graphics to vendors on behalf of the Company.

     At September 30, 1998 accrued liabilities includes approximately $1.1 million taxes payable to Silicon Graphics in accordance with the tax sharing agreement pursuant to which the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax return.

     During the quarter ended September 30, 1997, the Company was operating as a division of Silicon Graphics and was utilizing its centralized cash management services and processes relating to accounts payable and accrued liabilities. The Company's net cash requirements then were funded by Silicon Graphics.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. Except for the historical information contained in this quarterly report on Form 10-Q, the matters discussed herein may contain forward-looking statements that are subject to certain risks and uncertainties that could cause the Company's actual results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause such differences include, but are not limited to, Year 2000 compliance and other risks identified herein under "Factors That May Affect Our Business," and other risks included from time to time in the Company's other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from the Company upon request. The forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as "believes", "anticipates", "expects", "intends", "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. The Company assumes no obligation to update any forward-looking statements contained herein.

RESULTS OF OPERATIONS

   REVENUE. The Company's revenue consists of royalties and contract revenue earned under contracts with its licensees. The Company generates royalties from the sale by semiconductor manufacturers of products incorporating the Company's technology. The Company also receives royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with the Company's semiconductor manufacturing partners.

   Total revenue decreased by $2.8 million to $12.3 million for the three months ended September 30, 1998 from $15.0 million for the comparable period in 1997. The decrease in revenue was attributable to the absence of royalties from the graphics chip included in the Nintendo 64 game player, which reached its cap in the first half of fiscal 1998. The decrease was offset in part by an increase in royalties generated from game cartridge sales by Nintendo. Contract revenue consisted principally of license fees for the three months ended September 30, 1998 and 1997 and remained relatively flat quarter over quarter.

   COST OF CONTRACT REVENUE. Cost of contract revenue decreased to zero for the three months ended September 30, 1998 from $375,000 for the comparable period in 1997. Cost of contract revenue in the first quarter of fiscal 1998 was attributable to sublicense fees, such fees were not payable in the first quarter of fiscal 1999.

   RESEARCH AND DEVELOPMENT. Research and development expenses decreased by $12.8 million to $4.6 million for the three months ended September 30, 1998 from $17.3 million for the comparable period in 1997. The decrease in research and development expenses was primarily due to the reduction in the Company's research and development staff to 43 persons at September 30, 1998 from 258 persons at September 30, 1997. This reduction reflects the transfer from the Company to Silicon Graphics of employees engaged in the development of next generation microprocessors for Silicon Graphics' systems as well as other staff reductions associated with the Company's change in strategic direction. See "Risks Associated with Recent Shift in Strategic Direction". The Company expects research and development expenses to increase in fiscal year 1999 as it develops new designs for the digital consumer products market.

   SALES AND MARKETING, GENERAL AND ADMINISTRATIVE. Sales and marketing and general and administrative expenses decreased by $281,000 to $2.4 million for the three months ended September 30, 1998 from $2.7 million for the comparable period in 1997. The decrease was primarily due to a decrease in advertising and promotional spending. The Company expects sales and marketing and general and administrative expenses to increase in fiscal year 1999 as the Company places additional resources into marketing its technology and operating as a public company.

   INTEREST INCOME (EXPENSE). Interest income (expense) increased by $177,000 to an interest income of $170,000 for the three months ended September 30, 1998 from an interest expense of $7,000 for the comparable period in 1997. The increase was primarily due to interest income earned from investment of the proceeds of approximately $15.9 million from the Company's initial public offering, which closed on July 6, 1998.

   INCOME TAXES. Subsequent to the closing of the initial public offering, the Company, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, is responsible for its income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent the Company produces taxable income, losses or credits, it will make or receive payments as though it filed separate federal, state and local income tax returns. The Company will be included in Silicon Graphics' consolidated group for federal income tax purposes for so long as Silicon Graphics beneficially owns at least 80% of the total voting power and value of the outstanding common stock.

   The Company recorded a provision for income taxes of $2.2 million for the three months ended September 30, 1998 compared to zero for the comparable period in 1997. The provision for the three months ended September 30, 1998 was based on an estimated federal and state combined rate of 40% on income before taxes. The net losses incurred for the three months ended September 30, 1997 are primarily attributable to the operations of the Company as a division of Silicon Graphics and were included in the income tax returns filed by Silicon Graphics. In light of both historical losses incurred, as well as the fact that, by operation of a tax sharing agreement, the Company will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of the initial public offering, no income tax provision or benefit has been reflected for the three months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   At September 30, 1998 the Company had cash and cash equivalents of $21.0 million and total working capital of $15.1 million, including a short-term component of deferred revenue of $33,000.

   The Company's operating activities provided net cash of $5.4 million for the three months ended September 30, 1998 compared to net cash used in
operating activities of $5.1 million for the comparable period in 1997.   In
the three months ended September 30, 1998, net cash provided by operating activities consisted mainly of net income, depreciation and an increase in accrued liabilities and deferred revenue partially offset by an increase in accounts receivable. The increases in accounts receivable and deferred revenue were due to a new license agreement completed during the quarter. The increase in accrued liabilities was the result of accrued compensation and income tax provision recorded for the three months ended September 30, 1998.

   Net cash used in investing activities was $285,000 and $180,000 for the three months ended September 30, 1998 and 1997, respectively. Net cash used in investing activities in both periods presented consisted of equipment purchases. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations. The Company expects that its capital expenditures will increase slightly as its employee base grows.

   Net cash provided by financing activities was $15.9 million for the three months ended September 30, 1998 compared to $5.3 million for the comparable period in 1997. Net cash provided by financing activities for the three months ended September 30, 1998, consisted primarily of cash received in connection with the issuance of common stock through the Company's initial public offering, which was completed in July 1998. Financing activities for the three months ended September 30, 1997, consisted primarily of funds provided from Silicon Graphics.

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

   REVENUE CONCENTRATION. The Company is subject to revenue concentration risks at both the product and semiconductor manufacturing partner levels. To date, a substantial portion of the Company's total revenue has been derived from contract revenue and royalties earned on sales of video game products that use the Company's RISC-based microprocessor technology. In particular, royalties and contract revenue from Nintendo and NEC relating to sales of Nintendo 64 video game players and related cartridges accounted for 79% and 78% of the Company's total revenue for the three months ended September 30, 1998 and 1997, respectively.

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

   A significant portion of the Company's total revenue has been and is expected to continue to be derived from a limited number of semiconductor manufacturers. For the three months ended September 30, 1998 and 1997 NEC accounted for approximately 10% and 16%, respectively, of the Company's total revenue. The Company believes that NEC will continue to represent at least 10% of its total revenue for at least the next several years, although NEC is not obligated to continue using the Company's technology in its current or future products. Because there is a relatively limited number of semiconductor manufacturers to which the Company could license its technology on a basis consistent with its business model, it is likely that the Company's revenue will continue to be concentrated at the semiconductor manufacturing partner level. This revenue concentration for any given period will vary depending on the addition or expiration of contracts, the nature and timing of payments due under such contracts and the volumes and prices at which the Company's partners sell products incorporating its technology. Accordingly, the identity of particular manufacturing partners that will account for any such revenue concentration will vary from period to period and may be difficult to predict.

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

   YEAR 2000 COMPLIANCE. The Company is currently examining the Year 2000 issue. The Company believes its products are Year 2000 compliant; however, the Company is initiating a program to prepare its information technology ("IT") and related non-IT and processes for the Year 2000 and plans to have changes to critical systems completed by the third quarter of calendar year 1999 to allow time for testing.

   Management is assessing the Year 2000 project costs and expects the assessment to be complete by the end of the second quarter of fiscal 1999, but based on preliminary estimates, the costs of any necessary actions are not expected to be material to the Company's results of operations or financial condition.

   The Company intends to cooperate with its manufacturing partners and others with which it does business to coordinate Year 2000 compliance with operational processes and marketed products, although the Company is unable to evaluate the Year 2000 compliance of products and technology developed by third parties that incorporates the Company's technology. To the extent that any such third-party product or technology fails to be Year 2000 compliant, the Company may be adversely affected due to its association with such product or technology. The Company will also be contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 capability. The Company may develop contingency plans should the need arise. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

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

   RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A substantial portion of the Company's revenue is derived from outside the United States. For the three months ended September 30, 1998 and 1997, revenue from customers outside the United States, primarily in Japan, represented approximately 87% and 91% respectively, of the Company's total revenue. The Company anticipates that revenue from international customers primarily in Asia, will continue to represent a substantial portion of its total revenue. To date, substantially all of the Company's revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by the Company's manufacturing partners are denominated in foreign currencies, royalties received by the Company on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology sold by the Company to its partners were to increase as a result of fluctuations in foreign currency exchange rates, demand for the Company's technology could fall which would, in turn, reduce the Company's royalties. The Company is unable to predict the amount of non-U.S. dollar denominated revenue earned by its licensees. Therefore, the Company has not historically attempted to mitigate the effect that currency fluctuations may have on its revenue, and does not presently intend to do so in the future. The relative significance of the Company's international operations exposes it to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. Several countries in Asia are experiencing a severe economic crisis, characterized by reduced economic activity, lack of liquidity, highly volatile foreign currency exchange and interest rates and unstable stock markets. Several of the Company's semiconductor partners sell products into Asia that incorporate the Company's microprocessor and related designs. Any negative impact of the circumstances in Asia on its sales of such products by the Company's semiconductor partners could have a negative impact on its royalty revenue. There can be no assurance that the Company will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     NOT APPLICABLE.

                            PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   On April 6, 1998, the Company and Silicon Graphics filed an action against ArtX, Inc. and certain employees of ArtX, Inc. in the Superior Court of the State of California alleging, among other things, misappropriation of trade secrets and breach of contractual and fiduciary duties in connection with the defendants' actions in developing graphics technology for Nintendo's next generation video game system. On April 23, 1998, Nintendo notified Silicon Graphics and the Company of its belief that the disclosure in the Company's registration statement filed with the Securities and Exchange Commission on April 21, 1998 of certain information regarding the contract for the development of the Nintendo 64 video game system constituted a breach of that contract. Silicon Graphics and the Company strongly disagree that any such breach has occurred. On May 27, 1998, Silicon Graphics, the Company, Nintendo and ArtX, Inc. entered into a memorandum of understanding pursuant to which the companies have engaged in discussions relating to a possible mutually beneficial business relationship. On the basis of this understanding, Silicon Graphics and the Company have dismissed without prejudice the pending lawsuit against ArtX, Inc., and Nintendo has agreed that, in the absence of a lawsuit against Nintendo or ArtX, Inc., it will not assert any claim that the Nintendo 64 contract has been breached in connection with the filing of the Company's registration statement.

   On April 10, 1998, the Company filed an action against Lexra, Inc., a Massachusetts company ("Lexra"), in the United States District Court for the Northern District of California, asserting claims for false advertisement, trademark infringement, trademark dilution and unfair competition. This lawsuit arose out of Lexra's claim that its newly introduced product offering is "MIPS compatible." Lexra does not have a license from the Company to use its intellectual property in connection with any Lexra products. In the suit, the Company sought injunctive relief as well as monetary damages. In May 1998, Lexra filed an answer and counterclaim seeking to cancel certain of the Company's trademarks. In September 1998, the Company has entered into a memorandum of understanding (MOU) with Lexra, Inc. In the MOU, among other things, Lexra will no longer state that its products are "MIPS compatible". Lexra's counterclaims has also been dismissed. The Company is continuing to evaluate possible patent infringement claims against Lexra and will assert such claims if appropriate.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     27.1      FINANCIAL DATA SCHEDULE.

(b)  REPORTS ON FORM 8-K.

     None.


ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MIPS Technologies, Inc.
                              a Delaware corporation

                              By:         /s/ KEVIN C. EICHLER
                                 -------------------------------------------
                                            Kevin C. Eichler
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

Date:  November 16, 1998