Form 10-K/A
period 1998-06-30
MIPS TECHNOLOGIES INC
filed 1998-11-17
CIK 1059786

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

|X| Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended June 30, 1998.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____________________ to ____________________.

                        Commission File Number 000-24487

                             MIPS Technologies, Inc.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                     77-0322161
  (State or Other Jurisdiction of                      (I.R.S. Employer
  Incorporation or Organization)                    Identification Number)

               1225 Charleston Road, Mountain View, CA 94043-1353
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (650) 567-5000

                      -------------------------------------


           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

          This Form 10-K/A amends the Form 10-K by correcting on the cover page the number of shares outstanding as of September 1, 1998, which is 37,265,000 but was incorrectly stated on the Form 10-K as 37,250,000.


                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MIPS Technologies, Inc.


                                   By:  /s/ Sandy Creighton
                                        ----------------------------------
                                   Name:  Sandy Creighton
                                   Title: Vice President and General Counsel