Form 10-Q
period 1998-12-31
MIPS TECHNOLOGIES INC
filed 1999-02-16
CIK 1059786

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                     FORM 10-Q


(MARK ONE)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACTS OF 1934.

                   FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
 SECURITIES EXCHANGE ACT OF 1934.   FOR THE TRANSITION PERIOD FROM     TO     .


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

--------------------------------------------------------------------------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No[ ]


     The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 37,292,286 as of January 31, 1999.

                            PART 1 - FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited):
                                                                                                    PAGE
                                                                                                    ----
          Condensed Consolidated Balance Sheets .. . . . . . . . . . . . . . . . . . . . . . . .    3
          Condensed Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . .    4
          Condensed Consolidated Statements of Cash Flows .. . . . . . . . . . . . . . . . . . .    5
          Notes to Condensed Consolidated Financial Statements.. . . . . . . . . . . . . . . . .    6

Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . .    10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk . . . . . . . . . . . . . .    20

                               PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Item 6.   Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . .    21

Signatures.. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

Index to Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               MIPS TECHNOLOGIES, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,    JUNE 30,
                                                                        1998        1998 (1)
                                                                    -----------   -----------
                                        ASSETS                      (unaudited)
Current assets:
     Cash and cash equivalents . . . . . . . . . . . . . . . . .     $ 26,052     $     45
     Accounts receivable . . . . . . . . . . . . . . . . . . . .        2,602          250
     Prepaid expenses and other current assets . . . . . . . . .          453          618
                                                                    -----------   -----------
       Total current assets. . . . . . . . . . . . . . . . . . .       29,107          913
Equipment and furniture, net . . . . . . . . . . . . . . . . . .        3,155        2,787
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .        1,027          996
                                                                    -----------   -----------
                                                                     $ 33,289     $  4,696
                                                                    -----------   -----------
                                                                    -----------   -----------

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
     Accounts payable. . . . . . . . . . . . . . . . . . . . . .     $  3,661     $  3,087
     Accrued liabilities . . . . . . . . . . . . . . . . . . . .        6,381        2,356
                                                                    -----------   -----------
       Total current liabilities . . . . . . . . . . . . . . . .       10,042        5,443
Deferred revenue, less current portion . . . . . . . . . . . . .          375           --
Stockholders' equity (deficit):
     Common stock, $0.001 par value: 150,000,000 shares
       authorized; issued and outstanding:  37,292,286 shares at
       December 31, 1998 and 36,000,000 shares at June 30,
       1998. . . . . . . . . . . . . . . . . . . . . . . . . . .           37           36
     Additional paid-in capital. . . . . . . . . . . . . . . . .      136,235      120,041
     Accumulated deficit . . . . . . . . . . . . . . . . . . . .     (113,400)    (120,824)
                                                                    -----------   -----------
       Total stockholders' equity (deficit). . . . . . . . . . .       22,872         (747)
                                                                    -----------   -----------
                                                                     $ 33,289     $  4,696
                                                                    -----------   -----------
                                                                    -----------   -----------

(1) The balance sheet at June 30, 1998 has been derived from audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


                               See accompanying notes.

                              MIPS TECHNOLOGIES, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED              SIX MONTHS ENDED
                                                           DECEMBER 31,                  DECEMBER 31,
                                                           ------------                  ------------
                                                        1998           1997           1998           1997
                                                        ----           ----           ----           ----
Revenue:
     Royalties                                  $     13,243   $     12,472   $     24,854   $     26,759
     Contract revenue                                  1,750             77          2,400            827
                                                ------------   ------------   ------------   ------------
          Total revenue                               14,993         12,549         27,254         27,586
Costs and expenses:
     Cost of contract revenue                            125           ----            125            375
     Research and development                          4,667         17,789          9,223         35,127
     Sales and marketing                               1,730          1,462          3,019          2,910
     General and administrative                        1,821          1,038          2,956          2,295
     Restructuring charge                               ----          2,614           ----          2,614
                                                ------------   ------------   ------------   ------------
          Total costs and expenses                     8,343         22,903         15,323         43,321
                                                ------------   ------------   ------------   ------------
Operating income (loss)                                6,650        (10,354)        11,931        (15,735)
Interest income (expense), net                           264             (4)           438            (11)
                                                ------------   ------------   ------------   ------------
Income (loss) before income taxes                      6,914        (10,358)        12,369        (15,746)
Provision for income taxes                             2,766           ----          4,948           ----
                                                ------------   ------------   ------------   ------------
Net income (loss)                              $       4,148    $   (10,358)  $      7,421   $    (15,746)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
Net income (loss) per share - basic            $        0.11    $     (0.29)  $       0.20   $      (0.44)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
Net income (loss) per share - diluted          $        0.11    $     (0.29)  $       0.19   $      (0.44)
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------

Common shares outstanding - basic                     37,267         36,000         37,225         36,000
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------
Common shares outstanding - diluted                   38,536         36,000         38,239         36,000
                                                ------------   ------------   ------------   ------------
                                                ------------   ------------   ------------   ------------


                               See accompanying notes.

                               MIPS TECHNOLOGIES, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   (IN THOUSANDS)

                                                                                           SIX MONTHS ENDED
                                                                                             DECEMBER 31,
                                                                                             ------------
                                                                                          1998          1997
                                                                                          ----          ----
Operating activities:
     Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  7,421       $(15,746)
     Adjustments to reconcile net income (loss) to cash provided by (used in)
          operations:
          Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .                997          3,063
          Other non-cash charges . . . . . . . . . . . . . . . . . . . . . .                133            116
          Restructuring charges. . . . . . . . . . . . . . . . . . . . . . .              ----           2,614
          Changes in operating assets and liabilities: . . . . . . . . . . .
               Accounts receivable . . . . . . . . . . . . . . . . . . . . .             (2,352)         ----
               Accounts payable. . . . . . . . . . . . . . . . . . . . . . .                574           (381)
               Other assets and liabilities. . . . . . . . . . . . . . . . .              4,446            (91)
                                                                                       --------       --------
               Net cash flow provided by (used in) operating activities,
                   excluding Silicon Graphics financing. . . . . . . . . . .             11,219        (10,425)
Investing activities - capital expenditures  . . . . . . . . . . . . . . . .             (1,365)          (452)
Financing activities:
     Net proceeds from issuance of common stock. . . . . . . . . . . . . . .             16,150          ----
     Payments on capital lease obligations . . . . . . . . . . . . . . . . .              ----            (218)
     Financing provided from Silicon Graphics. . . . . . . . . . . . . . . .              ----          11,095
                                                                                       --------       --------
               Net cash provided by financing activities . . . . . . . . . .             16,150         10,877
Effect of exchange rate changes on cash. . . . . . . . . . . . . . . . . . .                  3          ----
                                                                                       --------       --------
Net increase in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .             26,007          ----
Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .                 45          ----
                                                                                       --------
Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .           $ 26,052       $  ----
                                                                                       --------       --------
                                                                                       --------       --------
Supplemental disclosures of cash flow information:
     Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  ----        $     10
                                                                                       --------       --------
                                                                                       --------       --------


                               See accompanying notes.

                               MIPS TECHNOLOGIES, INC.

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   FORMATION AND DESCRIPTION OF BUSINESS

     FORMATION OF MIPS TECHNOLOGIES, INC. (THE "COMPANY").   MIPS Technologies'
predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics, Inc. ("Silicon Graphics") adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the broader use of these processors.
However, as the cost to design and manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor partners and most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenues related to sales of Nintendo 64 game players and related cartridges currently account for the substantial majority of the Company's revenue. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

     In April 1998, the Board of Directors of the Company approved a transaction, pursuant to which, Silicon Graphics transferred to the Company the assets and liabilities related to the design and development of processor intellectual property for embedded market applications (the "Separation"). In connection with the Separation, the Company and Silicon Graphics entered into a Corporate Agreement that provides for certain pre-emptive rights of Silicon Graphics to purchase shares of the Company's capital stock, registration rights related to shares of the Company's capital stock owned by Silicon Graphics and covenants against certain actions by the Company for as long as Silicon Graphics owns a majority of the Company's outstanding common stock. Furthermore, the Company and Silicon Graphics entered into a Management Services Agreement pursuant to which Silicon Graphics provides certain services to the Company following the Separation on an interim or transitional basis.

     Since the closing of the Company's initial public offering (the "Offering") on July 6, 1998, the Company has been a majority owned subsidiary of Silicon Graphics.

     MIPS Technologies International A.G., a wholly owned Swiss subsidiary, was incorporated on November 20, 1998. MIPS Denmark Development Center, located in Copenhagen, Denmark, and a branch of the Swiss subsidiary, was opened on December 1, 1998. The development center will work on product development as well as provide support and design expertise for the Company's European-based customers.

     BASIS OF PRESENTATION. The accompanying financial statements, through June 30, 1998, reflect the operations of the Company's predecessor, the MIPS Group. The balance sheet as of June 30, 1998 has been prepared using the historical basis of accounting and includes all of the assets and liabilities specifically identifiable to the Company and, for certain liabilities that are not specifically identifiable, estimates have been used to allocate a portion of Silicon Graphics' liabilities to the Company. Through June 30, 1998, cash management for the Company had been done by Silicon Graphics on a centralized basis and all cash provided by Silicon Graphics has been recorded as interest-free

                               MIPS TECHNOLOGIES, INC.

financing from Silicon Graphics. The statement of operations for the six months ended December 31, 1997 includes all revenue and costs attributable to the Company, including a corporate allocation from Silicon Graphics of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs have been allocated to the Company based on certain methodologies that management believes are reasonable under the circumstances. Subsequent to June 30, 1998, the Company operated as a stand-alone company, MIPS Technologies, Inc. The consolidated financial statements includes the accounts of the Company and its wholly owned Swiss subsidiary, MIPS Technologies International A.G., after elimination of intercompany transactions and balances.

     The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flow for each interim period shown.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2.  COMPUTATION OF EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                                          Three Months Ended             Six Months Ended
                                                                              December 31,                  December 31,
                                                                              ------------                  ------------
                                                                          1998           1997           1998           1997
                                                                        --------       --------       --------       --------
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,148       $(10,358)      $  7,421       $(15,746)
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------

Weighted - average shares outstanding - basic. . . . . . . . . . . . .    37,267         36,000         37,225         36,000
Effect of dilutive securities-employee stock options . . . . . . . . .     1,269          ----           1,014          ----
                                                                        --------       --------       --------       --------

Weighted - average shares outstanding - diluted. . . . . . . . . . . .    38,536         36,000         38,239         36,000
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------

Net income (loss) per share - basic. . . . . . . . . . . . . . . . . .  $   0.11       $  (0.29)      $   0.20         $(0.44)
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------
Net income (loss) per share - diluted. . . . . . . . . . . . . . . . .  $   0.11       $  (0.29)      $   0.19         $(0.44)
                                                                        --------       --------       --------       --------
                                                                        --------       --------       --------       --------

                              MIPS TECHNOLOGIES, INC.

NOTE 3.   NEW ACCOUNTING PRONOUNCEMENTS

     During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130"). There was no impact to the Company as a result of the adoption of SFAS 130, as there is no material difference between the Company's reported net income (loss) and the comprehensive net income (loss) under SFAS 130 for the periods presented.

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

NOTE 4.   CONTINGENCIES

     On April 6, 1998, the Company and Silicon Graphics filed an action against ArtX, Inc. and certain employees of ArtX, Inc. in the Superior Court of the State of California alleging, among other things, misappropriation of trade secrets and breach of contractual and fiduciary duties in connection with the defendants' actions in developing graphics technology for Nintendo's next generation video game system. On April 23, 1998, Nintendo notified Silicon Graphics and the Company of its belief that the disclosure in the Company's Form S-1 registration statement filed with the Securities and Exchange Commission on April 21, 1998 of certain information regarding the contract for the development of the Nintendo 64 video game system constituted a breach of that contract. Silicon Graphics and the Company strongly disagree that any such breach has occurred. On May 27, 1998, Silicon Graphics, the Company, Nintendo and ArtX, Inc. entered into a memorandum of understanding pursuant to which Silicon Graphics and the Company dismissed without prejudice the pending lawsuit against ArtX, Inc., and Nintendo has agreed that, in the absence of a lawsuit against Nintendo or ArtX, Inc., it will not assert any claim that the Nintendo 64 contract has been breached in connection with the filing of the Company's registration statement.

     On April 10, 1998, the Company filed an action against Lexra, Inc., a Massachusetts company ("Lexra"), in the United States District Court for the Northern District of California, asserting claims for false advertisement, trademark infringement, trademark dilution and unfair competition. This lawsuit arose out of Lexra's claim that its newly introduced product offering is "MIPS compatible." Lexra does not have a license from the Company to use its intellectual property in connection with any Lexra products. In the suit, the Company sought injunctive relief as well as monetary damages. In May 1998, Lexra filed an answer and counterclaim seeking to cancel certain of the Company's trademarks. In September 1998, the Company entered into a memorandum of understanding (MOU) with Lexra, Inc. In the MOU, among other things, Lexra
will no longer state that its products are "MIPS compatible".    In December
1998, the Company and Lexra entered into a Settlement Agreement, and on January 8, 1999, the lawsuit was dismissed.

     In February 1998, the Company received a notice asserting that the R10000 processor and potentially other processors designed by the Company allegedly infringe a patent originally assigned to Control Data Corporation. Effective December 15, 1998, Silicon Graphics, the Company, and the holder of the patent entered into a Settlement and Non-Exclusive License Agreement resolving the matter.

                              MIPS TECHNOLOGIES, INC.

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. In addition, the Company is continuing to evaluate possible patent infringement claims against third parties and may assert such claims, if appropriate.

     Management is not aware of any pending disputes that would be likely to have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 5.  RELATED PARTY TRANSACTIONS

     At December 31, 1998, accounts payable includes approximately $207,000 payable to Silicon Graphics related to certain administrative and corporate support services provided by Silicon Graphics on behalf of the Company and approximately $2.7 million taxes payable to Silicon Graphics in accordance with the tax sharing agreement pursuant to which the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

     During the six months ended December 31, 1997, the Company was operating as a division of Silicon Graphics and was utilizing its centralized cash management services and processes relating to accounts payable and accrued liabilities. The Company's net cash requirements then were funded by Silicon Graphics.

NOTE 6.  SUBSEQUENT EVENTS

     On January 29, 1999, the Company filed a preliminary proxy statement with the U.S. Securities and Exchange Commission relating to a special meeting of its stockholders called for the purpose of approving a proposal to recapitalize the authorized capital stock of the Company, including (i) the approval and adoption of an amended and restated certificate of incorporation and by-laws of the Company pursuant to which each issued and outstanding share of the Company's common stock, par value $0.001 per share, will be redesignated as one share of newly created and issued Class A common stock, par value $0.001 per share, of the Company and (ii) the exchange by Silicon Graphics, Inc. of each share of Class A Common Stock it will own for one share of newly created and issued Class B common stock, par value $0.001 per share, of the Company. The recapitalization was designed to permit an orderly, multi-step increase in the number of shares of MIPS Technologies common stock that are publicly traded while preserving Silicon Graphics' ability to divest of its interest in MIPS Technologies in a transaction intended to qualify generally as a tax-free distribution under the Internal Revenue Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

RESULTS OF OPERATIONS

     REVENUE. The Company's revenue consists of royalties and contract revenue earned under contracts with its licensees. The Company generates royalties from the sale by semiconductor manufacturers of products incorporating the Company's technology. The Company also receives royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with the Company's semiconductor manufacturing partners. The Company receives license fees for the use of technology that it has developed internally and, in some cases, that it has licensed from third parties. Fees related to engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology developed is licensed to multiple customers.

     Total revenue for the second quarter and first six months of fiscal 1999 increased by $2.4 million to $15.0 million and decreased by $332,000 to $27.3 million, respectively, compared with $12.5 million and $27.6 million for the comparable periods in fiscal 1998. Royalties for the second quarter and first six months of fiscal 1999 increased by $771,000 to $13.2 million and decreased by $1.9 million to $24.9 million, respectively, compared with the same periods in fiscal 1998. The increase in royalties for the second quarter was due primarily to higher royalties generated by Nintendo game cartridge sales. The decrease in royalties for the six months was due to the absence of royalties from the graphics chips included in the Nintendo 64 game player, which reached its cap during the first six months of fiscal 1998. Contract revenue for the second quarter and first six months of fiscal 1999 increased by $1.7 million to $1.8 million and increased by $1.6 million to $2.4 million, respectively, compared with the same periods in fiscal 1998. The increase in contract revenue in both the quarter and year-to-date periods was the result of fees generated primarily from new agreements, and included engineering service fees of $1.5 million earned upon the Company's achievement of defined milestones in the second fiscal quarter of 1999.

     COST OF CONTRACT REVENUE. The Company's cost of contract revenue consists mainly of sublicense fees. The Company incurs an obligation to pay these fees when it sublicenses technology to its customers that it has licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

     Cost of contract revenue was $125,000 for the second quarter of fiscal
1999 compared to zero for the comparable period in fiscal 1998. Cost of contract revenue in the fiscal 1999 period reflects sublicense fees paid by the Company. There was no such activity in the second quarter of fiscal 1998. Cost of contract revenue decreased $250,000 to $125,000 for the first six months of fiscal 1999 compared with the same period in fiscal 1998. The decrease was attributable to a decrease in the Company's sublicensing activities which resulted in a decrease in its obligation to pay sublicense fees to its licensors. The Company expects that the future cost of contract revenue will be minimal.

     RESEARCH AND DEVELOPMENT. Costs incurred by the Company with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

     Research and development expenses for the second quarter and first six months of fiscal 1999 decreased by $13.1 million and $25.9 million, respectively, to $4.7 million and $9.2 million, compared with research and development expenses of $17.8 million and $35.1 million for the comparable periods in fiscal 1998. The decreases in research and development expenses reflect the separation of the Company's business from that of Silicon Graphics as well as the Company's change in strategic direction in the second half of fiscal 1998. Research and development expenses for the second quarter and first six months of fiscal 1998 reflect the operations of the MIPS Group, a division of Silicon Graphics engaged in the development of high-performance processors for Silicon Graphics' workstations and servers. Due to the complex nature of Silicon Graphics' research and development requirements, the MIPS Group had a staff of 221 persons at December 31, 1997. Because the markets targeted by the Company allow it to use smaller design teams and to rely largely on industry standard third-party design tools, the Company reduced its research and development staff by approximately 185 persons in connection with the separation and the change in strategic direction. During the first six months of fiscal 1999, the Company increased its research and development staff to 75 persons reflecting in part the addition of 24 employees to staff its development center in Copenhagen, Denmark which opened on December 1, 1998. The development center will work on product development as well as provide support and design expertise for the Company's European-based customers. The Company expects research and development expenses to increase during the balance of fiscal 1999 as it develops new designs for the digital consumer products market.

     SALES AND MARKETING, GENERAL AND ADMINISTRATIVE. Sales and marketing and general and administrative expenses for the second quarter and first six months of fiscal 1999 increased by $1.1 million and $770,000, respectively, to $3.6 million and $6.0 million, compared to sales and marketing and general and administrative expenses of $2.5 million and $5.2 million for the comparable periods in fiscal 1998. The increase in both the quarter and year-to-date periods was due to an increase in staffing levels, legal and consulting services. The Company expects sales and marketing and general and administrative expenses to continue to increase in the remainder of fiscal year 1999 as the Company places additional resources into marketing its technology and operating as a new public company.

     RESTRUCTURING CHARGE. The restructuring charge taken in the second quarter of fiscal 1998 included $500,000 in severance related costs and $2.1 million in asset writedowns related to the Company's shift in the strategic direction.

     INTEREST INCOME (EXPENSE). Interest income (expense), net, for the second quarter and first six months of fiscal 1999 increased by $268,000 and $449,000, respectively, to an interest income of $264,000 and $438,000, respectively, compared to interest expense of $4,000 and $11,000 for the comparable periods in fiscal 1998. The increase in both the quarter and year-to-date periods was primarily due to interest income earned from investment of the net proceeds of approximately $15.9 million from the Company's July 1998 initial public offering and subsequent cash generated from operating activities.

     INCOME TAXES. Subsequent to the closing of the initial public offering, the Company, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, is responsible for its income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent the Company produces taxable income, losses or credits, it makes or receives payments as though it filed separate federal, state and local income tax returns. The Company will be included in Silicon Graphics' consolidated group for federal income tax purposes for so long as Silicon Graphics beneficially owns at least 80% of the total voting power and value of the outstanding common stock.

     The Company recorded a provision for income taxes of $2.8 million and $4.9 million for the second quarter and first six months of fiscal 1999 compared to zero for the comparable periods in fiscal 1998. The provision for the second quarter and the first six months of fiscal 1999 was based on an estimated federal and state combined rate of 40% on income before taxes. The net losses incurred for the second quarter and for the first six months of fiscal 1998 are primarily attributable to the operations of the Company as a division of Silicon Graphics and were included in the income tax returns filed by Silicon Graphics. In light of both historical losses incurred, as well as the fact that, by operation of a tax sharing agreement, the Company will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of the initial public offering, no income tax provision or benefit has been reflected for the second quarter and the first six months of fiscal 1998.


FINANCIAL CONDITION

     At December 31, 1998 the Company had cash and cash equivalents of $26.1 million and total working capital of $19.1 million, including a short-term component of deferred revenue of $77,000.

     The Company's operating activities provided net cash of $11.2 million for the six months ended December 31, 1998 compared to net cash used in operating
activities of $10.4 million for the comparable period in 1997.   In the six
months ended December 31, 1998, net cash provided by operating activities consisted mainly of net income and an increase in accrued liabilities, partially offset by an increase in accounts receivable. The increase in accounts receivable was due to amounts owed to the Company under new license agreements entered into during the period. The increase in accrued liabilities for the six months ended December 31, 1998 was the result of accrued compensation related to increased staffing levels, along with accumulated performance bonuses and accrued administrative costs associated with being a new public company. In the six months ended December 31, 1997, net cash used in operating activities consisted mainly of net loss of $15.7 million partially offset by approximately $5.7 million of non-cash charges of depreciation and restructuring charges.

     Net cash used in investing activities was $1.4 million and $452,000 for the six months ended December 31, 1998 and 1997, respectively. Net cash used in investing activities in both periods presented consisted of equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of the Company's operations and licensing of computer aided design tools used in development. The Company expects that its capital expenditures will increase as its employee base grows.

     Net cash provided by financing activities was $16.2 million for the six months ended December 31, 1998 compared to $10.9 million for the comparable period in 1997. Net cash provided by financing activities for the six months ended December 31, 1998 consisted primarily of cash received in connection with the issuance of common stock through the Company's initial public offering, which was completed in July 1998. Financing activities for the six months ended December 31, 1997 consisted primarily of net funds provided by Silicon Graphics.

     The Company's future liquidity and capital requirements are expected to vary greatly from quarter to quarter, depending on numerous factors, including, among others, the cost, timing and success of product development efforts, the cost and timing of sales and marketing activities, the extent to which the Company's existing and new technologies gain market acceptance, the level and timing of contract revenues and royalties, competing technological and market developments and the costs of maintaining and enforcing patent claims and other intellectual property rights. The Company believes that cash generated by its operations, together with its current cash balance, will be sufficient to meet its projected operating and capital requirements. The Company may elect to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of the common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that the Company relinquish its rights to certain of its technologies. As long as Silicon Graphics desires to maintain its percentage ownership interest in the Company, the

Company may be constrained in its ability to issue common stock in connection with acquisitions or to raise equity capital.


FACTORS THAT MAY AFFECT OUR BUSINESS

     REVENUE CONCENTRATION. Our revenue sources are presently concentrated in a small number of products and in a small base of semiconductor manufacturing partners. To date, we have derived a substantial portion of our total revenue from contract revenue and royalties earned on sales of video game products. In particular, revenue from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges for the second quarter and first six months of fiscal 1999 was 71% and 75%, respectively, of our total revenue compared to 74% and 76% for the comparable periods in fiscal 1998. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next several years. Accordingly, in the near term, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition.

     Under the terms of the separation of our business from that of Silicon Graphics, we will receive all royalties payable by Nintendo under its contract with Silicon Graphics and us with respect to sales of Nintendo 64 video game products.

     The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and cartridges. In addition, the eventual introduction of the next generation Nintendo video game system is likely to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges would be likely to continue for some time. We do not expect to offset any decline in the royalties we receive on sales of Nintendo 64 video game products with revenue from any next generation Nintendo video game product.

     Although we expect that an increasingly significant portion of our future revenue will be related to sales of digital consumer products such as handheld personal computers and set-top boxes as well as other video game products, our technology may not be selected for design into any such products. Accordingly, we may remain significantly dependent on revenue related to sales of video game products. The identity of significant products may vary from period to period depending on the addition of new contracts and the number of designs using our technology.

     A significant portion of our total revenue has been derived from a limited number of semiconductor manufacturers and we expect this to continue. For the second quarter and first six months of fiscal 1999, NEC accounted for approximately 22% and 16%, respectively, of our total revenue compared to 18% and 15% for the comparable period in fiscal 1998. We believe that NEC will continue to represent at least 10% of our total revenue for at least the next several years, although NEC is not obligated to continue using our technology in its current or future products. Because there is a relatively limited number of semiconductor manufacturers to which we could license our technology on a basis consistent with our business model, it is likely that our revenue sources will continue to be concentrated among a small number of semiconductor manufacturers. The identity of particular manufacturing partners that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under such contracts and the volumes and prices at which our partners sell products incorporating our technology.

     UNPREDICTABLE AND FLUCTUATING OPERATING RESULTS.   Our revenue and
operating results may vary significantly from quarter to quarter due to a number of factors, many of which are outside of our control. These factors include:

     - the demand for and average selling prices of semiconductor products that incorporate our technology;

     - the financial terms of our contractual arrangements with our semiconductor partners, which may require significant up-front payments or payments based on the achievement of certain milestones;

     -    the relative mix of contract revenue and royalties;

     - competitive pressures resulting in lower contract revenue or royalty rates;

     - our ability to develop, introduce and market new processor intellectual property;

     - the establishment or loss of strategic relationships with semiconductor manufacturing partners or manufacturers of digital consumer products;

     - the timing of new products and product enhancements by us and our competitors;

     - changes in development schedules, research and development expenditure levels and product support by us and digital consumer product manufacturers;

     -    seasonal fluctuations; and

     -    general economic and market conditions.

     Our revenue components are difficult to predict and may fluctuate significantly from period to period and, because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. We also experience seasonal fluctuations in our revenue and operating results.

     In light of the foregoing and the other risks discussed in this section, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our common stock may fall.

     RISKS ASSOCIATED WITH SHIFT IN STRATEGIC DIRECTION. Our research and development efforts historically focused primarily on the development of high-performance processor and related designs for Silicon Graphics' workstations and servers. However, as the cost to design and manufacture our processors has decreased, we have sought to penetrate the market for high-volume, high-performance embedded applications by supporting and coordinating the efforts of our semiconductor partners in that area. In addition, from fiscal 1994 through fiscal 1996, the Company, together with Silicon Graphics, was engaged in the design and development of the processor and related graphics chip, together with related software, for the Nintendo 64 video game system. In connection with the separation of our business from that of Silicon Graphics in the third quarter of fiscal 1998, we formulated a new strategic direction in which our primary focus will be the development of processors and related designs for applications in the embedded market, including digital consumer products such as video game products, handheld personal computers and digital set-top boxes. This shift in strategic direction involves several risks, including:

     - An increased reliance on the evolving and highly competitive digital consumer products industry;

     - The need for our management team to refocus its research and development efforts from processors primarily for high-performance computer systems to processors and related designs for use in a wide range of digital consumer products; and

     - The increased importance of our sales and marketing activities and our limited experience in this area.

     SEASONALITY. Because revenue related to sales of digital consumer products, such as Nintendo 64 video game cartridges, is expected to constitute a substantial portion of our total revenue over the next several years, we expect to experience seasonal fluctuations in our revenue and operating results. In addition, we record royalty revenue from

Nintendo in the quarter following the sale of the related Nintendo 64 video game cartridge. Because a disproportionate amount of Nintendo 64 video game cartridges are typically sold in our second fiscal quarter (which includes the holiday selling season), a disproportionate amount of our revenue and operating income is expected to be realized in our third fiscal quarter.

     NEW PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE. Our future success will depend on the extent to which our processor and related designs are incorporated into the products of leading digital consumer product manufacturers ("design wins"). This requires that we develop enhancements and new generations of our processor designs that satisfy the requirements of specific digital consumer product applications and introduce these new technologies to the marketplace in a timely manner. We cannot assure you that our development efforts will be successful or that we will not encounter significant delays. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor designs are not compatible with the requirements of specific digital consumer product applications, our ability to achieve design wins may be limited. Our failure to achieve a sufficient number of design wins could have a material adverse effect on our business, results of operations and financial condition.

     Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

     - our ability to anticipate and timely respond to changes in the requirements of digital consumer product manufacturers;

     - our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

     -    changing consumer preferences in the digital consumer products market;

     - the emergence of new standards in the semiconductor or digital consumer products industries;

     - the significant investment that is often required before commercial viability is determined; and

     - the introduction by our competitors of products embodying new technologies or features.

     Any failure by us to adequately address these risks could render our existing processor and related designs obsolete and could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor and related designs in the future, or that any enhancements or new generations of our technology, even if successfully developed, will generate revenue in excess of the costs of development.

     DEPENDENCE ON DIGITAL CONSUMER PRODUCTS INDUSTRY. The digital consumer products industry is presently the primary market for our processor and related designs and our success will depend on consumer acceptance of the products that incorporate our technology. Our dependence on the digital consumer products industry involves several risks and uncertainties, including:

     - changes in consumer requirements and preferences or the introduction of products by our competitors embodying new technologies or features;

     - the potentially limited opportunities for design wins with respect to certain digital consumer products such as video game products due to a limited number of product manufacturers and the length of product life cycles;

     - the difficulty in predicting the level of consumer interest in and acceptance of many digital consumer product applications, such as handheld personal computers and set-top boxes, which have only recently been introduced to the market; and

     - the current lack of open industry standards for hardware and software in the digital consumer products industry;

Factors negatively affecting the digital consumer products industry could have a material adverse effect on our business, results of operations and financial condition. Moreover, to the extent that the performance, functionality, price and power characteristics of our processor designs do not satisfy those that may be critical to specific digital consumer product applications, the use of our processor and related designs may be further confined to a limited segment of that industry.

     The timing and amount of royalties we receive depends on sales by digital consumer product manufacturers of products incorporating our technology. The process of persuading digital consumer product manufacturers to adopt our technology can be lengthy and, even if adopted, we cannot be certain that our technology will be used in a product that is ultimately brought to market, achieves commercial acceptance or generates meaningful royalties for us. We are subject to risks beyond our control that influence the success or failure of a particular digital consumer product manufacturer, including:

     -    the competition it faces and the market acceptance of its products;

     - the engineering, marketing and management capabilities of the manufacturer and the technical challenges unrelated to our technology that it faces in developing its products; and

     -    the financial and other resources of the manufacturer.

     If our technology is not adopted by digital consumer product manufacturers and incorporated into the products they sell, our business could be materially and adversely affected. Furthermore, because we do not control the business practices of our licensees, we do not influence the degree to which our licensees promote our technology or set the prices at which the products incorporating our technology are sold to digital consumer product manufacturers.

     INTELLECTUAL PROPERTY MATTERS. Our success and ability to compete are substantially dependent on our internally developed technologies and trade marks which we attempt to protect under a combination of patent, trademark, copyright and trade secret laws. We also use licensing agreements and employee and third party nondisclosure and assignment agreements to limit access to and distribution of proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain and use our technologies. Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours or obtain patent rights, which patent rights could be used to assert infringement claims against us. Furthermore, we cannot be certain that the steps we have taken to obtain ownership of contributed intellectual property will be sufficient to assure our ownership of all proprietary rights.

     We own approximately 52 U.S. patents on various aspects of our technology, with expiration dates ranging from 2006 to 2015, and have an additional 14 U.S. patent applications pending. We also own or have filed corresponding patents and applications in various foreign jurisdictions. We cannot assure you that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Moreover, significant litigation regarding intellectual property rights exists in the industry in which we operate. We cannot be certain that third parties will not make a claim of infringement against us or our semiconductor manufacturing partners in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing partners in connection with its use of our technology could adversely affect our business.

     We have entered, and in the future may enter, into cross licensing arrangements with others, including Silicon Graphics. Under these arrangements, we license certain of our patents in exchange for patent licenses from such licensees but do not generally transfer know-how or other proprietary information. Although these types of cross licensing arrangements are common in the semiconductor and processor industries, these arrangements may facilitate the ability of such licensees, either alone or in conjunction with others, to develop competitive products and designs.

     As a result of the separation, however, we no longer have full access to Silicon Graphics' patents and other intellectual property. We have entered into certain licensing arrangements with Silicon Graphics with respect to certain of its intellectual property that we use in our business. In the past, the MIPS Group has benefited from its status as a division of Silicon Graphics in its access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of such arrangements. We cannot assure you that the separation of our business from that of Silicon Graphics will not adversely affect our ability to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future, particularly if we are no longer a majority-owned subsidiary of Silicon Graphics. Moreover, in connection with future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

     RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS. A substantial portion of our revenue has been and is continuing to be derived from outside the United States, primarily from Japan. For the second quarter and first six months of fiscal 1999, revenue from customers outside the United States represented approximately 92% and 90%, respectively, of our total revenue compared to 88%
and 90% for the comparable period in fiscal 1998.   To date, substantially all
of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales by our manufacturing partners are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. If the effective price of the technology we sell to our partners were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

     The substantial size of our international operations exposes us to a number of additional risks, including:

     -    political and economic instability;

     -    reduced or limited protection for intellectual property;

     -    export license requirements, tariffs and other trade barriers;

     -    potentially adverse tax consequences; and

     - longer accounts receivable collection periods and greater difficulty in collection of accounts receivable.

     Any negative impact on the worldwide sales of products by our manufacturing partners could have a negative impact on our royalty revenue. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

     RELIANCE ON MANUFACTURING PARTNERS.   We do not manufacture or sell
processors containing our technology. Rather, we license our technology to semiconductor manufacturers and digital consumer product manufacturers who then incorporate our technology into the products they sell. In some cases, our manufacturing partners also add custom integration services and derivative design technologies to enhance our processor designs. Accordingly, the adoption and continued use of our technology by manufacturers is critical to our success. None of our current semiconductor manufacturing partners is obligated to license new or future generations of our processor designs. We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional manufacturing partners, and any failure by us to do so could have a material adverse effect on our business. We face numerous risks in obtaining agreements with manufacturers on terms consistent with our business model, including:

     - the lengthy and expensive process of building a relationship with a potential partner before there is any assurance of an agreement;

     - the fact that we may compete with the internal design teams of manufacturers in the development of products using technologies that are similar to or an alternative to ours;

     - the potential difficulties in persuading large semiconductor and other companies to work with us, to rely on us for critical technology, and to disclose to us proprietary manufacturing technology; and

     - the potential difficulties in persuading potential partners to bear certain development costs associated with our technology and to make other necessary investments to produce embedded processors using our technology.

     We are also subject to many risks beyond our control that influence the success of our manufacturing partners, including, for example, the highly competitive environment in which they operate, the market for their products and their engineering capabilities and financial and other resources. In addition, our separation from Silicon Graphics may negatively effect certain of our existing partner relationships, insofar as Silicon Graphics was a factor in establishing and maintaining the relationship or in negotiating the financial and other terms of our contracts with such partners (due to, for example, Silicon Graphics' status as a customer of such partners).

     OUR MARKETS ARE HIGHLY COMPETITIVE. Competition in the market for embedded processors is intense. We believe that the principal competitive factors in our industry are performance, functionality, price, customizability and power consumption. Our primary competitors are ARM Holdings plc. and Hitachi Semiconductor (America) Inc., although we also compete with semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications, including Intel Corporation, National Semiconductor Corporation, Advanced Micro Devices, Inc. and Motorola, Inc. To remain competitive, we must also continue to differentiate our processor and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including some of our current and prospective manufacturing partners. Many of these internal design groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third-party semiconductor manufacturers.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases as well as greater financial and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies and products. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely effect our business, results of operations and financial condition.

     LACK OF INDEPENDENT OPERATING HISTORY. Prior to the separation of our business from that of Silicon Graphics in June 1998, we operated as a division
of Silicon Graphics and not as a separate stand-alone company.   Although we
continue to be a majority owned subsidiary of Silicon Graphics, Silicon Graphics has no obligation to assist us, except as provided in the management services agreement between the companies. Since the separation, we have begun to develop and implement the operational, administrative and other systems and infrastructure necessary to support our current and future business as a stand-alone company, although we cannot assure you that we will ultimately be able to develop all necessary systems and infrastructure. Any failure to do so could have an adverse effect on our business, results of operations and financial condition.

     NEED TO MANAGE GROWTH. Our ability to continue to grow successfully requires an effective planning and management process. Since the separation of our business from that of Silicon Graphics, we have begun to develop the financial, operational, managerial and administrative capabilities previously provided by Silicon Graphics, although we will need to continue to improve these capabilities. In addition, since June 30, 1998, we have increased our headcount substantially from 63 employees at that date to 110 employees at December 31, 1998. This increase primarily reflects the addition of 24 employees to our research and development staff in Denmark in December 1998 as well as additional sales and marketing staff.

     Our business plan requires that we hire additional highly skilled technical personnel during fiscal 1999 to staff our anticipated research and development activities. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a significant strain on our resources. Digital consumer product manufacturers and our semiconductor manufacturing partners typically require significant engineering support in the design, testing and manufacture of products incorporating our technology. Accordingly, increases in the adoption of our technology can be expected to increase the strain on our personnel, particularly our engineers.

     DEPENDENCE ON KEY PERSONNEL. Our future success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. We do not have employment agreements with any of our officers or key employees. In addition, our business plan requires that we identify and hire additional highly skilled personnel, particularly technical personnel for our anticipated research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, is intense. The loss of the services of any of the key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, operating results and financial condition.

     YEAR 2000 COMPLIANCE. Many computer programs and embedded date-reliant systems use two digits rather than four to define the applicable year. Programs and systems that record only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. If not corrected, date-related information and data could cause such programs or systems to fail or to generate erroneous information.

     Although our processor and related designs have no inherent time or date function, we initiated a comprehensive assessment of our Year 2000 readiness in September, 1998. We have recently completed this assessment and have begun to implement programs to make our information technology ("IT") and related non-IT and processes Year 2000 compliant. In addition, we recently replaced our internal computer systems and operating and applications software with equipment and software that is Year 2000 compliant. We expect to complete changes to critical systems by the third quarter of calendar 1999. We believe that we have allocated sufficient resources for our Year 2000 compliance efforts, and we estimate the total costs connected with our efforts to be less than $200,000.

     We intend to cooperate with our manufacturing partners and others with whom we do business to coordinate Year 2000 compliance with operational processes and marketed products. However, we are unable to directly assess the Year 2000 compliance of products and technologies developed by others and incorporating our technology. To the extent that any such third-party product or technology is not Year 2000 compliant, we may be adversely affected due to our association with such product or technology. In addition, our revenue and operating results could become subject to unexpected fluctuations and could be adversely effected if our partners or manufacturers of digital consumer products encounter Year 2000 compliance problems that affect their ability to distribute products that incorporate our technology.

     We will also be contacting critical suppliers to determine whether the products and services they provide to us are Year 2000 compliant. We may develop contingency plans should the need arise. A delay or failure by our critical suppliers to be Year 2000 compliant could, in a worst case, interrupt our business and have an adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     NOT APPLICABLE.

                             PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On April 6, 1998, the Company and Silicon Graphics filed an action against ArtX, Inc. and certain employees of ArtX, Inc. in the Superior Court of the State of California alleging, among other things, misappropriation of trade secrets and breach of contractual and fiduciary duties in connection with the defendants' actions in developing graphics technology for Nintendo's next generation video game system. On April 23, 1998, Nintendo notified Silicon Graphics and the Company of its belief that the disclosure in the Company's registration statement filed with the Securities and Exchange Commission on April 21, 1998 of certain information regarding the contract for the development of the Nintendo 64 video game system constituted a breach of that contract. Silicon Graphics and the Company strongly disagree that any such breach has occurred. On May 27, 1998, Silicon Graphics, the Company, Nintendo and ArtX, Inc. entered into a memorandum of understanding pursuant to which Silicon Graphics and the Company dismissed without prejudice the pending lawsuit against ArtX, Inc., and Nintendo has agreed that, in the absence of a lawsuit against Nintendo or ArtX, Inc., it will not assert any claim that the Nintendo 64 contract has been breached in connection with the filing of the Company's registration statement.

     On April 10, 1998, the Company filed an action against Lexra, Inc., a Massachusetts company ("Lexra"), in the United States District Court for the Northern District of California, asserting claims for false advertisement, trademark infringement, trademark dilution and unfair competition. This lawsuit arose out of Lexra's claim that its newly introduced product offering is "MIPS compatible." Lexra does not have a license from the Company to use its intellectual property in connection with any Lexra products. In the suit, the Company sought injunctive relief as well as monetary damages. In May 1998, Lexra filed an answer and counterclaim seeking to cancel certain of the Company's trademarks. In September 1998, the Company entered into a memorandum of understanding (MOU) with Lexra, Inc. In the MOU, among other things, Lexra will no longer state that its products are "MIPS compatible". In December 1998, the Company and Lexra entered into a Settlement Agreement, and on January 8, 1999, the lawsuit was dismissed.

     In February 1998, the Company received a notice asserting that the R10000 processor and potentially other processors designed by the Company allegedly infringe a patent originally assigned to Control Data Corporation. Effective December 15, 1998, Silicon Graphics, the Company, the holder of the patent entered into a Settlement and Non-Exclusive License Agreement resolving the matter.

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. In addition, the Company is continuing to evaluate possible patent infringement claims against third parties and may assert such claims, if appropriate.

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

                                   MIPS Technologies, Inc.
                                   a Delaware corporation

                                   By:       /s/ KEVIN C. EICHLER
                                        ---------------------------------
                                               Kevin C. Eichler
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Dated:  February 16, 1999