Form 10-Q
period 1999-03-31
MIPS TECHNOLOGIES INC
filed 1999-05-13
CIK 1059786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



(MARK ONE)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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


       Registrants' telephone number, including area code: (650) 567-5000
   --------------------------------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

         The number of outstanding shares of the Registrant's Common Stock, $.001 par value, was 37,292,286 as of April 30,1999.

                         PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited):
                                                                             Page
                                                                             ----
         Condensed Consolidated Balance Sheets .............................  3
         Condensed Consolidated Statements of Operations ...................  4
         Condensed Consolidated Statements of Cash Flows ...................  5
         Notes to Condensed Consolidated Financial Statements ..............  6

Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition ............................. 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........ 19

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................. 20

Item 2.  Changes in Securities ............................................. 20

Item 4.  Submission of Matters to a Vote of Security Holders ............... 21

Item 6.  Exhibits and Reports on Form 8-K .................................. 21

Signatures ................................................................. 23

Index to Exhibits .......................................................... 24


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             MIPS TECHNOLOGIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH  31,    JUNE 30,
                                                                      1999         1998
                                                                   ----------   ---------
                            ASSETS                                 (unaudited)
Current assets:
     Cash and cash equivalents ................................    $  40,532    $      45
     Accounts receivable ......................................        3,123          250
     Prepaid expenses and other current assets ................        1,009          618
                                                                   ----------   ---------
          Total current assets ................................       44,664          913
Equipment and furniture, net ..................................        3,260        2,787
Other assets ..................................................        1,099          996
                                                                   ----------   ---------
                                                                   $  49,023    $   4,696
                                                                   ----------   ---------
                                                                   ----------   ---------


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

     Accounts payable .........................................    $   8,434    $   3,087
     Accrued liabilities ......................................        6,477        2,356
                                                                   ----------   ---------
          Total current liabilities............................       14,911        5,443
Deferred revenue, less current portion.........................          375           --
Stockholders' equity (deficit):
     Common stock .............................................           37           36
     Additional paid-in capital ...............................      136,440      120,041
     Accumulated deficit ......................................     (102,740)    (120,824)
                                                                   ----------   ---------
          Total stockholders' equity (deficit) ................       33,737         (747)
                                                                   ----------   ---------
                                                                   $  49,023    $   4,696
                                                                   ----------   ---------
                                                                   ----------   ---------




                             See accompanying notes.

                             MIPS TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              MARCH 31,                      MARCH 31,
                                                      ------------------------       -----------------------
                                                          1999            1998           1999           1998
                                                          ----            ----           ----           ----
Revenue:
         Royalties                                    $ 23,274        $ 18,231       $ 48,127       $ 44,990
         Contract revenue                                3,400              --          5,800            827
                                                      --------        --------       --------       --------
                Total revenue                           26,674          18,231         53,927         45,817
Costs and expenses:
         Cost of contract revenue                           --              --            125            375
         Research and development                        5,824           4,446         15,047         39,573
         Sales and marketing                             1,801           1,274          4,820          4,184
         General and administrative                      1,718             986          4,673          3,281
         Restructuring charge                               --              --             --          2,614
                                                      --------        --------       --------       --------
                Total costs and expenses                 9,343           6,706         24,665         50,027
                                                      --------        --------       --------       --------
Operating income (loss)                                 17,331          11,525         29,262         (4,210)
Interest income (expense), net                             469              (2)           908            (13)
                                                      --------        --------       --------       --------
Income (loss) before income taxes                       17,800          11,523         30,170         (4,223)
Provision for income taxes                               7,120              --         12,068           --
                                                      --------        --------       --------       --------
Net income (loss)                                     $ 10,680        $ 11,523       $ 18,102       $ (4,223)
                                                      --------        --------       --------       --------
                                                      --------        --------       --------       --------
Net income (loss) per share - basic                   $   0.29        $   0.32       $   0.49       $  (0.12)
                                                      --------        --------       --------       --------
                                                      --------        --------       --------       --------
Net income (loss) per share - diluted                 $   0.27        $   0.32       $   0.47       $  (0.12)
                                                      --------        --------       --------       --------
                                                      --------        --------       --------       --------

Common shares outstanding - basic                       37,277          36,000         37,242         36,000
                                                      --------        --------       --------       --------
                                                      --------        --------       --------       --------
Common shares outstanding - diluted                     39,275          36,000         38,584         36,000
                                                      --------        --------       --------       --------
                                                      --------        --------       --------       --------


                             See accompanying notes.

                             MIPS TECHNOLOGIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                              NINE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                       ---------------------------
                                                                                         1999               1998
                                                                                       --------           --------
Operating activities:
     Net income (loss) ......................................................          $ 18,102           $ (4,223)
     Adjustments to reconcile net income (loss) to cash provided by (used
           in) operations:
           Depreciation .....................................................             1,393              4,594
           Other non-cash charges ...........................................               385                315
           Restructuring charge .............................................                --              2,614
           Changes in operating assets and liabilities:
           Accounts receivable ..............................................            (2,873)                58
           Accounts payable .................................................             5,347             (3,664)
           Other assets and liabilities, net ................................             3,867             (1,916)
                                                                                       --------           --------
                    Net cash flow provided by (used in) operating activities,
                          excluding Silicon Graphics financing ..............            26,221             (2,222)
Investing activities - capital expenditures .................................            (1,866)              (645)
Financing activities:
     Net proceeds from issuance of common stock .............................            16,150                 --
     Payments on capital lease obligations ..................................                --               (331)
     Financing provided from Silicon Graphics ...............................                --              3,198
                                                                                       --------           --------
                    Net cash provided by financing activities ...............            16,150              2,867
Effect of exchange rate changes on cash .....................................               (18)                --
                                                                                       --------           --------
Net increase (decrease) in cash .............................................            40,487                 --
Cash and cash equivalents, beginning of period ..............................                45                 --
                                                                                       --------           --------
Cash and cash equivalents, end of period ....................................          $ 40,532           $     --
                                                                                       --------           --------
                                                                                       --------           --------
Supplemental disclosures of cash flow information:
     Interest paid ..........................................................          $     --           $     13
                                                                                       --------           --------
                                                                                       --------           --------
     Equipment transferred to Silicon Graphics ..............................                --              7,714
                                                                                       --------           --------
                                                                                       --------           --------

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

     MIPS Technologies International A.G., a wholly owned Swiss subsidiary, was incorporated on November 20, 1998. MIPS Denmark Development Center, located in Copenhagen, Denmark, and a branch of the Swiss subsidiary, was opened on December 1, 1998. This development center is engaged in product design and development as well as support activities for the Company's European-based customers.

     BASIS OF PRESENTATION. The accompanying financial statements, through June 30, 1998, reflect the operations of the Company's predecessor, the MIPS Group. The balance sheet as of June 30, 1998 has been prepared using the historical basis of accounting and includes all of the assets and liabilities specifically identifiable to the Company and, for certain liabilities that are not specifically identifiable, estimates have been used to allocate a portion of Silicon Graphics' liabilities to the Company. Through June 30, 1998, cash management for the Company had been done by Silicon Graphics on a centralized basis and all cash provided by Silicon Graphics has been recorded as interest-free

                             MIPS TECHNOLOGIES, INC.

financing from Silicon Graphics. The statement of operations for the nine months ended March 31, 1998 includes all revenue and costs attributable to the Company, including a corporate allocation from Silicon Graphics of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs have been allocated to the Company based on certain methodologies that management believes are reasonable under the circumstances. Subsequent to June 30, 1998, the Company operated as a stand-alone company, MIPS Technologies, Inc. The consolidated financial statements includes the accounts of the Company and its wholly owned Swiss subsidiary, MIPS Technologies International A.G., after elimination of significant intercompany transactions and balances.

     The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In the opinion of management, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The balance sheet at June 30, 1998 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended June 30, 1998, included in the Company's 1998 Annual Report on Form 10-K.

NOTE 2.  COMPUTATION OF EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):


                                                                        Three Months Ended            Nine Months Ended
                                                                             March 31,                    March 31,
                                                                     -----------------------       ----------------------
                                                                        1999          1998           1999          1998
                                                                     --------       --------       --------      --------
Net income (loss) ...............................................    $ 10,680       $ 11,523       $ 18,102      $ (4,223)
                                                                     --------       --------       --------      --------
                                                                     --------       --------       --------      --------
Weighted - average shares outstanding - basic ...................      37,277        36,000         37,242        36,000
Effect of dilutive securities-employee stock options ............       1,998          --            1,342          --
                                                                     --------       --------       --------      --------
Weighted - average shares outstanding - diluted .................      39,275        36,000         38,584        36,000
                                                                     --------       --------       --------      --------
                                                                     --------       --------       --------      --------

Net income (loss) per share - basic .............................    $   0.29       $  0.32       $   0.49      $  (0.12)
                                                                     --------       --------       --------      --------
                                                                     --------       --------       --------      --------
Net income (loss) per share - diluted ...........................    $   0.27       $  0.32       $   0.47      $  (0.12)
                                                                     --------       --------       --------      --------
                                                                     --------       --------       --------      --------

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

NOTE 4.   CONTINGENCIES

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. In addition, from time to time, the Company evaluates possible patent infringement claims against third parties and may assert such claims, if appropriate.

     Management is not aware of any pending disputes that would be likely to have a material adverse effect on the Company's business, results of operations or financial condition.

NOTE 5.  RELATED PARTY TRANSACTIONS

     At March 31, 1999, accounts payable includes approximately $157,000 payable to Silicon Graphics related to certain administrative and corporate support services provided by Silicon Graphics on behalf of the Company and approximately $7.5 million payable to Silicon Graphics in accordance with the terms of a tax sharing agreement pursuant to which the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

     During the nine months ended March 31, 1998, the Company was operating as a division of Silicon Graphics and was utilizing its centralized cash management services and processes relating to accounts payable and accrued liabilities. The Company's net cash requirements during that period were funded by Silicon Graphics.

                             MIPS TECHNOLOGIES, INC.

NOTE 6.  SUBSEQUENT EVENTS

     On April 5, 1999, the Company effected a recapitalization of its authorized capital stock pursuant to which (i) each issued and outstanding share of the Company's common stock, par value $0.001 per share, was redesignated as one share of newly created and issued Class A Common Stock, par value $0.001 per share, of the Company and (ii) Silicon Graphics, Inc. exchanged each share of Class A Common Stock it owned for one share of newly created and issued Class B Common Stock, par value $0.001 per share, of the Company. The recapitalization was designed to permit an orderly, multi-step increase in the number of shares of MIPS Technologies common stock that are publicly traded while preserving Silicon Graphics' ability to divest of its interest in MIPS Technologies in a transaction intended to qualify generally as a tax-free distribution under the Internal Revenue Code.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS TOGETHER WITH THE UNAUDITED FINANCIAL STATEMENTS AND THE NOTES TO THOSE STATEMENTS INCLUDED ELSEWHERE IN THIS REPORT. Except for the historical information contained in this Quarterly Report on Form 10-Q, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described in the "Factors That May Affect Our Business" section, and other risks included from time to time in our other Securities and Exchange Commission ("SEC") reports and press releases, copies of which are available from us upon request. The forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

RESULTS OF OPERATIONS

     REVENUE. Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by semiconductor manufacturers of products incorporating our technology. We also receive royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with our semiconductor manufacturing partners. We receive license fees for the use of technology that we have developed internally and, in some cases, that we have licensed from third parties. Fees related to engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. In most instances, the technology we develop, including under engineering services contracts, can be licensed to multiple customers.

     Total revenue for the third quarter and first nine months of fiscal 1999 increased by $8.4 million and $8.1 million, respectively, to $26.7 million and $53.9 million, compared with $18.2 million and $45.8 million for the comparable periods in fiscal 1998. Royalties for the third quarter and first nine months of fiscal 1999 increased by $5.0 million and $3.1 million, respectively, to $23.3 million and $48.1 million, compared with $18.2 million and $45.0 million for the same periods in fiscal 1998. The increase in royalties for these periods was due primarily to higher royalties derived from sales of video game products. Contract revenue for the third quarter and first nine months of fiscal 1999 increased by $3.4 million and $5.0 million, respectively, compared with the same periods in fiscal 1998. The increase in both of these periods was the result of fees generated primarily from new agreements, and included engineering service fees of $4.9 million earned in the second and third fiscal quarters of 1999 upon our achievement of defined milestones.

     COST OF CONTRACT REVENUE. Our cost of contract revenue consists mainly of sublicense fees. We incur an obligation to pay these fees when we sublicense technology to our customers that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

     Cost of contract revenue was zero for the third quarter of each of fiscal 1999 and fiscal 1998. Cost of contract revenue decreased $250,000 to $125,000 for the first nine months of fiscal 1999 compared with the same period in fiscal 1998. This decrease was attributable to a decrease in our sublicensing activities which resulted in a decrease in our obligation to pay sublicense fees to our licensor. We believe that future cost of contract revenue will be minimal.

     RESEARCH AND DEVELOPMENT. Costs incurred with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

     Research and development expenses for the third quarter and first nine months of fiscal 1999 were $5.8 million and

$15.1 million, respectively, compared with research and development expenses of $4.4 million and $39.6 million for the comparable periods in fiscal 1998. The $1.4 million increase in the third quarter of fiscal 1999 compared with the same period in the prior year was due to the addition of resources to support various project development activities. The $24.5 million decrease in research and development expenses for the nine-month period reflects the separation of the our business from that of Silicon Graphics as well as the change in our strategic direction in the second half of fiscal 1998. Research and development expenses for the first half of fiscal 1998 reflect the operations of the MIPS Group, a division of Silicon Graphics, which had a staff of 221 persons at December 31, 1997. Because the markets we have targeted allow us to use small design teams and to rely largely on industry standard third-party design tools, we reduced our research and development staff in the third quarter of fiscal 1998 by approximately 185 persons in connection with the separation and our change in strategic direction. During the first nine months of fiscal 1999, we increased our research and development staff to 86 persons reflecting the increasing staffing requirements to support our project development activities, including the addition of 24 employees to staff our development center in Copenhagen, Denmark which opened on December 1, 1998. The development center will work on product development as well as provide support and design expertise for the our European-based customers. We expect research and development staff and expenses to increase as we develop new designs for the digital consumer products and business equipment markets.

     SALES AND MARKETING, GENERAL AND ADMINISTRATIVE. Sales and marketing and general and administrative expenses for the third quarter and first nine months of fiscal 1999 increased by $1.3 million and $2.0 million, respectively, to $3.5 million and $9.5 million, compared to sales and marketing and general and administrative expenses of $2.3 million and $7.5 million for the comparable periods in fiscal 1998. The increase in both the quarter and year-to-date periods was due to an increase in our licensing and marketing activities and the existence of legal and administrative costs related to our status as a publicly traded company that we did not incur in the comparable prior periods. During the first nine months of fiscal 1999, we increased our sales and marketing staff to 24 persons from 16 persons and our general and administrative staff to 15 persons from 7 persons.

     RESTRUCTURING CHARGE. The restructuring charge taken in the first nine months of fiscal 1998 included $500,000 in severance related costs and $2.1 million in asset writedowns related to the shift in our strategic direction.

     INTEREST INCOME (EXPENSE). For the third quarter and first nine months of fiscal 1999, interest income was $469,000 and $908,000, respectively, compared to interest expense of $2,000 and $13,000 for the comparable periods in fiscal 1998. The increase in both the quarter and year-to-date periods was primarily due to interest income earned from the investment of the net cash proceeds of approximately $16.0 million from our July 1998 initial public offering and the cash generated from our operating activities during fiscal 1999.

     INCOME TAXES. While we are a part of Silicon Graphics' consolidated group for federal income tax purposes, we are responsible for our income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent the we produce taxable income, losses or credits, we make or receive payments as though we filed separate federal, state and local income tax returns. We will be included in Silicon Graphics' consolidated group for federal income tax purposes for so long as Silicon Graphics beneficially owns at least 80% of the total voting power and value of our outstanding common stock.

     We recorded a provision for income taxes of $7.1 million and $12.1 million for the third quarter and first nine months of fiscal 1999. The provision for the third quarter and the first nine months of fiscal 1999 was based on an estimated federal and state combined rate of 40% on income before taxes. In light of both our historical losses incurred, as well as the fact that, by operation of a tax sharing agreement, we will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of our initial public offering in July 1998, no income tax provision or benefit was reflected for the third quarter and the first nine months of fiscal 1998.

FINANCIAL CONDITION

     At March 31, 1999, we had cash and cash equivalents of $40.5 million and total working capital of $29.8 million, including a short-term component of deferred revenue of $167,000.

     Our operating activities provided net cash of $26.2 million for the nine months ended March 31, 1999 compared to net cash used in operating activities of $2.2 million for the comparable period in 1998. In the nine months ended March 31, 1999, net cash provided by operating activities consisted mainly of net income and increases in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. The increases in accounts payable and accrued liabilities were the result of accrued income taxes and accrued compensation related to increased staffing levels, along with accumulated performance bonuses and accrued administrative costs associated with being a public company. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period. In the nine months ended March 31, 1998, net cash used in operating activities consisted mainly of net loss of $4.2 million and a decrease in accounts payable and accrued liabilities of $5.5 million partially offset by approximately $7.2 million of non-cash charges of depreciation and restructuring charges.

     Net cash used in investing activities was $1.9 million and $645,000 for the nine months ended March 31, 1999 and 1998, respectively. Net cash used in investing activities in both periods presented consisted of equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development. We expect that our capital expenditures will increase as our employee base grows.

     Net cash provided by financing activities was $16.2 million for the nine months ended March 31, 1999 compared to $2.9 million for the comparable period in 1998. Net cash provided by financing activities for the nine months ended March 31, 1999 consisted primarily of cash received in connection with the issuance of common stock through our initial public offering, which was completed in July 1998. Financing activities for the nine months ended March 31, 1998 consisted primarily of net funds provided by Silicon Graphics.

     Our future liquidity and capital requirements are expected to vary greatly from quarter to quarter, depending on numerous factors, including, among others:

     -    the cost, timing and success of product development efforts,
     -    the cost and timing of sales and marketing activities,
     - the extent to which our existing and new technologies gain market acceptance,
     -    the level and timing of contract revenues and royalties,
     -    competing technological and market developments and
     - the costs of maintaining and enforcing patent claims and other intellectual property rights.

     We believe that cash generated by our operations, together with our current cash balance, will be sufficient to meet our projected operating and capital requirements for the foreseeable future. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could have a material adverse effect on our business, operating results and financial condition. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain technology. In the event that Silicon Graphics effects a tax-free distribution of its interest in us, our ability to issue shares of our common stock in connection with an acquisition or in a public or private offering during the 30 months following such distribution will be limited under the terms of a distribution tax indemnification agreement which we have agreed to enter into with Silicon Graphics prior to a tax-free distribution. We have had no direct third-party indebtedness.

FACTORS THAT MAY AFFECT OUR BUSINESS

     FACTORS NEGATIVELY AFFECTING SALES OF NINTENDO 64 VIDEO GAME PLAYERS AND RELATED CARTRIDGES COULD MATERIALLY AND ADVERSELY AFFECT US. Contract revenue and royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges accounted for 81% and 78% of our total revenue for the three months ended March 31, 1999 and the first nine months of fiscal 1999, respectively, compared to 86% and 80% for the comparable periods in 1998. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next several years. Accordingly, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

     WE EXPECT THAT REVENUE WE DERIVE FROM THE SALE OF NINTENDO VIDEO GAME PRODUCTS WILL DECLINE WITH THE EVENTUAL INTRODUCTION OF THE NEXT GENERATION NINTENDO VIDEO GAME SYSTEM. The eventual introduction of the next generation Nintendo video game system is likely to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges, which account for a significant portion of our royalties, will continue, albeit at a declining rate, for a period of time after the introduction. We developed key elements of the Nintendo 64 system in conjunction with Silicon Graphics. These elements included certain software and graphics technologies which, as a result of our separation from Silicon Graphics and our shift in strategic direction in early 1998, we no longer offer. We understand that the next generation Nintendo video game system will not incorporate any of our technology. We value our relationship with Nintendo; however, there can be no assurance that this relationship will result in any revenues for us other than those generated by the sale of Nintendo 64 video game players and related cartridges.

     WE MUST DIVERSIFY OUR SOURCES OF REVENUE TO OFFSET THE EVENTUAL DECLINE IN REVENUE WE DERIVE FROM SALES OF NINTENDO VIDEO GAME PRODUCTS. Our ability to diversify our sources of revenue is still uncertain and will depend on whether our processors and related designs are selected for design ("design wins") into a broader range of digital consumer products and business equipment. Our ability to achieve design wins is subject to several risks and uncertainties, including:

     - the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products, due to a limited number of product manufacturers and the length of product life cycles;

     - the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer product applications; and

     - our limited research and development and sales and marketing experience in our target markets due to our previous focus on the development of high performance processors for Silicon Graphics' workstations and servers.

     Even if our technology is incorporated into new products, we cannot be certain that any such products will ultimately be brought to market, achieve commercial acceptance or generate meaningful royalties for us.

     FACTORS THAT NEGATIVELY AFFECT OUR SEMICONDUCTOR COMPANY LICENSEES COULD ADVERSELY AFFECT OUR BUSINESS. Because our strategy has been to license our technology to a relatively limited number of semiconductor companies, a significant portion of our total revenue has been derived from a limited number of semiconductor companies. Accordingly, factors negatively affecting a particular licensee could adversely effect our results of operations and financial condition if such licensee accounts for a significant portion of our revenue at the time. We are subject to many risks beyond our control that influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the market for their products, their engineering capabilities and their financial and other resources.

     Revenue from our top two semiconductor company licensees represented an aggregate of 11% and 14% for the three months ended March 31, 1999 and the first nine months of fiscal 1999, respectively, compared to 14% and 18% for the comparable period in fiscal 1998. We expect that this revenue concentration will continue in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

     WE DEPEND ON SEMICONDUCTOR COMPANIES AND DIGITAL CONSUMER PRODUCT MANUFACTURERS TO ADOPT OUR TECHNOLOGY AND USE IT IN THE PRODUCTS THEY SELL. The adoption and continued use of our technology by semiconductor companies and digital consumer product manufacturers is important to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer product manufacturers on terms consistent with our business model, including:

     - the lengthy and expensive process of building a relationship with a potential licensee;

     - the fact that we may compete with the internal design teams of semiconductor companies and digital consumer product manufacturers;

     - the potential difficulties in persuading large semiconductor companies and digital consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary manufacturing technology; and

     - the potential difficulties in persuading potential licensees to bear certain development costs associated with our technology and to produce embedded processors using our technology.

     We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our business. Moreover, we are subject to risks beyond our control that influence the success or failure of a particular semiconductor company or digital consumer product manufacturer, including:

     -    the competition it faces and the market acceptance of its products;

     - its engineering, marketing and management capabilities and the technical challenges unrelated to our technology that it faces in developing its products; and

     -    its financial and other resources.

     None of our current licensees are obligated to license new or future generations of our processor designs. In addition, because we do not control the business practices of our licenses, we do not influence the degree to which our licensees promote our technology or set the prices at which the products incorporating our technology are sold to digital consumer product manufacturers.

     Our separation from Silicon Graphics may negatively affect certain of our existing licensee relationships, insofar as Silicon Graphics was a factor in establishing and maintaining the relationship or in negotiating the financial and other terms of our contracts with such licensees (due to, for example, Silicon Graphics' status as a customer of such licensees).

     OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE. Our quarterly financial results may vary significantly due to a number of factors, many of which are outside of our control. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall.

     In light of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. In addition, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of our Class A common stock may fall.

     Factors that could cause our revenue and operating results to vary from quarter to quarter include:

     - the demand for and average selling prices of semiconductor products that incorporate our technology;

     - the financial terms of our contractual arrangements with our semiconductor licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones;

     -    the relative mix of contract revenue and royalties;

     - competitive pressures resulting in lower contract revenue or royalty rates;

     - our ability to develop, introduce and market new processor intellectual property;

     - the establishment or loss of licensing relationships with semiconductor companies or digital consumer product manufacturers;

     - the timing of new products and product enhancements by us and our competitors;

     - changes in development schedules, research and development expenditure levels and product support by us and digital consumer product manufacturers;

     -    seasonal fluctuations; and

     -    general economic and market conditions.

     WE ARE DEPENDENT ON THE EMERGING MARKET FOR DIGITAL CONSUMER PRODUCTS AND CONSUMER ACCEPTANCE OF THE PRODUCTS THAT INCORPORATE OUR TECHNOLOGY. The digital consumer products industry is presently the primary market for our processor, core and related designs. The market for digital consumer products is relatively new and emerging, and our success will depend largely on the level of consumer interest in digital consumer products, many of which have only recently been introduced to the market. In addition, the timing and amount of royalties we receive will depend on consumer acceptance of the products that incorporate our technology. We cannot assure you that any products that incorporate our technology will achieve commercial acceptance or generate meaningful royalties for us.

     Our dependence on the digital consumer products industry involves several risks and uncertainties, including:

     -    changes in consumer requirements and preferences;

     - the introduction of products by our competitors embodying new technologies or features; and

     - the current lack of open industry standards for hardware and software in the digital consumer products industry.

     IF WE ARE UNABLE TO DEVELOP ENHANCEMENTS AND NEW GENERATIONS OF OUR INTELLECTUAL PROPERTY, OUR ABILITY TO ACHIEVE DESIGN WINS MAY BE ADVERSELY AFFECTED. Our future success will depend on our ability to develop enhancements and new generations of our processors, cores and other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a sufficient number of design wins could have a material adverse effect on our business, results of operations and financial condition.

     Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

     - our ability to anticipate and timely respond to changes in the requirements of digital consumer product and business equipment manufacturers;

     - our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

     -    changing consumer preferences in the digital consumer products market;

     - the emergence of new standards in the semiconductor, digital consumer product or business equipment industries;

     - the significant investment that is often required before commercial viability is determined; and

     - the introduction by our competitors of products embodying new technologies or features.

     Any failure by us to adequately address these risks could render our existing processor, core and related designs obsolete and could have a material adverse effect on our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue in excess of the costs of development.

     OUR INTELLECTUAL PROPERTY MAY BE MISAPPROPRIATED OR SUBJECT TO CLAIMS OF INFRINGEMENT. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements and employee and third-party nondisclosure and assignment agreements. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

     Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS-based products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours. Moreover, our cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of our cross-licensees, either alone or in conjunction with others, to develop competitive products and designs.

     We cannot assure you that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. We cannot be certain that third parties will not make a claim of infringement against us or against our semiconductor company licensees or digital consumer product manufacturers in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our semiconductor manufacturing licensees in connection with its use of our technology could adversely affect our business.

     WE NEED TO CONTINUE TO DEVELOP OUR ADMINISTRATIVE INFRASTRUCTURE TO SUPPORT OUR BUSINESS AS A STAND-ALONE COMPANY. Prior to the separation of our business from that of Silicon Graphics in June 1998, we operated as a division of Silicon Graphics and not as a separate stand-alone company. Although we continue to be a majority owned subsidiary of Silicon Graphics, Silicon Graphics has no obligation to assist us except as provided in the management services agreement between the companies. If we fail to implement the financial, operational, administrative and other systems and infrastructure necessary to support our business as a stand-alone company, our business, results of operations and financial condition could be adversely affected.

     IF WE FAIL TO COMPETE EFFECTIVELY IN THE MARKET FOR EMBEDDED PROCESSORS, OUR BUSINESS WILL BE ADVERSELY AFFECTED. Competition in the market for embedded processors is intense. We believe that the principal competitive factors in our industry are performance, functionality, price, customizability and power consumption. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations and financial condition. We compete with other designers and developers of processors and cores, as well as semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

     To remain competitive, we must also differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including some of our current and prospective manufacturing licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third-party semiconductor manufacturers.

     Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater brand recognition, larger customer bases as well as greater financial and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies and products. In addition, we may face competition from non-RISC based technology designs.

     WE MAY NOT BE ABLE TO RECRUIT AND RETAIN THE PERSONNEL TO SUCCEED. Our future success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. We do not have employment agreements with any of our officers or key employees. We intend to hire additional highly skilled personnel, particularly technical personnel, for our anticipated research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, is intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition. In particular, our ability to hire and retain qualified engineering personnel is essential to meet our business goals.

     OUR SEPARATION FROM SILICON GRAPHICS MAY AFFECT US IN NEGOTIATING FUTURE LICENSING ARRANGEMENTS AND RESOLVING FUTURE INTELLECTUAL PROPERTY DISPUTES. We have entered into licensing arrangements with Silicon Graphics with respect to certain of its intellectual property that we use in our business. As a result of the separation, however, we no longer have full access to Silicon Graphics' patents and other intellectual property. In the past, the MIPS Group benefited from its status as a division of Silicon Graphics in its access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of such arrangements. The separation of our business from that of Silicon Graphics could adversely affect our ability to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future. Moreover, in connection with future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

     OUR REVENUE IS SUBJECT TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES. A substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that the sales by our manufacturing licensees to their customers are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

     WE HAVE GROWN RAPIDLY, AND IF WE ARE UNABLE TO MANAGE THIS GROWTH, OUR BUSINESS WILL BE ADVERSELY AFFECTED. Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 125 employees at March 31, 1998. This increase includes the addition of 24 employees in December 1998 at our new development center in Denmark, as well as additional employees in our sales and marketing staff.

     Our growth has placed, and the recruitment and integration of additional employees will continue to place, a strain on our resources. Digital consumer product manufacturers and our semiconductor manufacturing licensees typically require significant engineering support in the design, testing and manufacture of products incorporating our technology.

Accordingly, increases in the adoption of our technology can be expected to increase the strain on our personnel, particularly our engineers.

     YEAR 2000 PROBLEMS WITH THE PRODUCTS OR INTERNAL SYSTEMS OF OUR CRITICAL SUPPLIERS OR THIRD PARTIES WHOSE PRODUCTS INCORPORATE OUR TECHNOLOGY COULD ADVERSELY AFFECT OUR BUSINESS. Many computer programs and embedded date-reliant systems use two digits rather than four to define the applicable year. Programs and systems that record only the last two digits of the calendar year may not be able to distinguish whether "00" means 1900 or 2000. If not corrected, date-related information and data could cause such programs or systems to fail or to generate erroneous information.

     Although our processor and related designs have no inherent time or date function, we initiated a comprehensive assessment of our Year 2000 readiness in September 1998. We have recently completed this assessment and have begun to implement programs to make our information technology (IT) and related non-IT and processes Year 2000 compliant. In addition, we recently replaced our internal computer systems and operating and applications software. Each of the suppliers of these systems and software has indicated to us that it believes its products are Year 2000 compliant. We expect to complete changes to critical systems by the third quarter of calendar year 1999. We believe that we have allocated sufficient resources for our Year 2000 compliance efforts, and we expect that our expenses in these efforts will be less than $200,000, exclusive of ordinary costs to upgrade and maintain our equipment.

     We intend to cooperate with our licensees and others with whom we do business to coordinate Year 2000 compliance with operational processes and marketed products. However, we are unable to directly assess the Year 2000 compliance of products and technologies developed by others and incorporating our technology. To the extent that any such third-party product or technology is not Year 2000 compliant, we may be adversely affected due to our association with such product or technology. In addition, our revenue and operating results could become subject to unexpected fluctuations and could be adversely effected if our licensees or system original equipment manufacturers encounter year 2000 compliance problems that affect their ability to distribute products that incorporate our technology.

     We will also be contacting critical suppliers to determine whether the products and services they provide to us are Year 2000 compliant. We will develop contingency plans should the need arise. A delay or failure by our critical suppliers to be Year 2000 compliant could, in a worst case, interrupt our business and have an adverse effect on our business, financial condition and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


         NOT APPLICABLE.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms the Company considers reasonable, or that litigation will not ensue. In addition, from time to time, the Company evaluates possible patent infringement claims against third parties and may assert such claims, if appropriate.

ITEM 2.   CHANGES IN SECURITIES

         (a) On April 5, 1999, MIPS Technologies, Inc. effected a recapitalization of its authorized capital stock pursuant to which each previously issued and outstanding share of its common stock, par value $0.001 per share, was redesignated as one share of its Class A common stock, par value $0.001 per share. Under the terms of an exchange agreement between Silicon Graphics, Inc. and the Company, Silicon Graphics exchanged each share of Class A common stock it owned immediately after the recapitalization for one share of Class B common stock, par value $0.001 per share, of the Company. The recapitalization, including (1) the adoption of the amended and restated certificate of incorporation and the amended and restated by-laws of the Company and (2) the exchange by Silicon Graphics of its shares of Class A common stock for Class B common stock, was approved on March 31, 1999 by Silicon Graphics and the holders of a majority of the shares of the Company's common stock other than Silicon Graphics. Silicon Graphics currently beneficially owns all of the outstanding shares of Class B common stock and no shares of Class A common stock.

         The holders of the Class A common stock, voting separately as a class, are entitled to elect 20% of the members of the Company's board of directors, and in no event less than one director. The holders of the Class B common stock, voting separately as a class, are entitled to elect the remaining members of the board of directors. After a distribution by Silicon Graphics of its interest in the Company in a transaction intended to generally qualify as a tax-free distribution under the Internal Revenue Code (a "Tax-Free Distribution"), a person or group of persons acting in concert holding 10% or more of the outstanding shares of Class B common stock must own at least an equal percentage of the Class A common stock in order to exercise its or their Class B common stock voting rights in the election of directors. In all other matters submitted to a vote of stockholders, each share of Class A and Class B common stock is entitled to one vote, and the holders of the Class A and Class B common stock vote together as a single class. Prior to the recapitalization, each share of common stock was entitled to one vote in all matters submitted to a vote of stockholders, including the election of directors, and all shares of common stock voted together as a single class.

         The Class A common stock and the Class B common stock have substantially identical rights and preferences in all other respects, including with respect to dividends and upon liquidation. The Company's certificate of incorporation, as amended and restated in connection with the recapitalization, contains provisions pursuant to which, under certain circumstances, all outstanding shares of Class B common stock may be exchanged for, or will be automatically converted into, shares of Class A common stock on a one-for-one basis. Prior to the recapitalization, shares of the Company's common stock were not convertible or exchangeable. For a description of these and certain other provisions of the Company's certificate of incorporation regarding the rights of holders of the Class A and Class B common stock, see "Description of Capital Stock" on pages 61 through 63 of Amendment No. 4 to Form S-1 (File No. 333-73071) filed by the Company on May 13, 1999 with the Securities and Exchange Commission, which description is hereby incorporated by reference herein.

         (b) Not applicable.

         (c) Pursuant to an Exchange Agreement between Silicon Graphics, Inc. and the Company and in connection with the recapitalization of the authorized capital stock of the Company, on April 5, 1999, Silicon Graphics exchanged all of the 31,750,000 shares of Class A common stock it owned for 31,750,000 shares of Class B common stock. The shares of Class B common stock received by Silicon Graphics in exchange for the shares of Class A common stock it owned following the recapitalization were securities exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

         (d) Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of the stockholders of the Company was held on March 31, 1999 to consider and vote upon a proposal to recapitalize the authorized capital stock of the Company (the "Recapitalization"), including
(a) the approval and adoption of the Company's proposed amended and restated certificate of incorporation and the proposed amended and restated by-laws, pursuant to which each issued and outstanding share of the Company's existing common stock would be redesignated as one share of newly created and issued Class A common stock, and (b) the exchange by Silicon Graphics, upon consummation of the recapitalization and pursuant to an Exchange Agreement between Silicon Graphics and the Company, of each share of Class A common stock owned by Silicon Graphics for one share of newly created and issued Class B common stock.

         The following reflects the votes cast for and against the Recapitalization, as well as the number of abstentions and broker non-votes with respect to the Recapitalization:

              ----------------------------------------------------------------
              Votes Cast For The Recapitalization:                 36,434,802
              ----------------------------------------------------------------

              Votes Cast Against The Recapitalization:                 35,180
              ----------------------------------------------------------------

              Abstentions:                                              2,218
              ----------------------------------------------------------------

              Broker Non-Votes                                              -
              ----------------------------------------------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of the
         Registrant.

         3.2 Amended and Restated By-Laws of the Registrant.

         27.1 Financial Data Schedule.

         99.1 "Description of Capital Stock," as contained on pages 61 through 63 of Amendment No. 4 to Form S-1 (File No. 333-73071) filed by the Company on May 13, 1999 with the Securities and Exchange Commission.

(B)      REPORTS ON FORM 8-K.

         A current report on Form 8-K dated February 26, 1999 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 5 of that form in order to update certain disclosures contained in the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 under the caption

         "Factors that May Affect our Business."

 ITEMS 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

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

Dated:  May 13, 1999

                             INDEX TO EXHIBITS

       EXHIBIT     DESCRIPTION
        NUMBER
         3.1       Amended and Restated Certificate of Incorporation of the Registrant.

         3.2       Amended and Restated By-Laws of the Registrant.

        27.1       Financial Data Schedule.

        99.1       "Description of Capital Stock," as contained on pages 61 through 63 of Amendment No. 4 to Form S-1 (File No. 333-73071) filed by the
                   Company on May 13, 1999 with the Securities and Exchange Commission.