Form 10-K
period 1999-06-30
MIPS TECHNOLOGIES INC
filed 1999-09-21
CIK 1059786

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

For the fiscal year ended June 30, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to                .

Commission file number 000-24487

MIPS Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of Incorporation or organization)	77-0322161 (I.R.S. Employer Identification Number)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353
(Address of principal executive offices)

Registrants' telephone number, including area code: (650) 567-5000

Securities registered pursuant to section 12(b) of the Act:
 None

Securities registered pursuant to section 12(g) of the Act:
 Class A common stock, $.001 Par Value
(Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.

    Aggregate market value of the registrant's Class A common stock held by non-affiliates of the Registrant as of September 1, 1999 was approximately $378.2 million based upon the closing price reported for such date on the NASDAQ National market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

    As of September 1, 1999, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 12,660,600. The number of outstanding shares of the Registrant's Class B common stock, par value $.001, was 25,069,759, all of which are beneficially owned by Silicon Graphics, Inc.

    Documents incorporated by reference:

    Portions of the registrant's proxy statement for its 1999 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1. Business

General

    MIPS Technologies is a leading designer of high-performance processors, cores and related intellectual property for use in a wide variety of increasingly sophisticated consumer devices and business equipment. Our designs are based on our 32- and 64-bit reduced instruction set computing (RISC) architectures. Our 64-bit RISC architecture is the volume leading architecture for 64-bit processors. We license our designs and related intellectual property to semiconductor companies and system original equipment manufacturers. Together with our licensees, we offer a variety of high-performance processors in standard, custom, semi-custom and application-specific products. Our licensees include, among others, Alchemy, ATI Technologies, Inc., Broadcom Corporation, Chartered Semiconductor Manufacturing, CommQuest (IBM), Integrated Device Technology, Inc., LSI Logic Corporation, NEC Corporation, NKK Corporation, Philips Semiconductors, Quantum Effect Devices, Inc., Sony Corporation, SiByte, Inc., Synova, Inc., Texas Instruments, Incorporated and Toshiba Corporation.

    Our licensees currently offer over 60 standard processors based on our RISC architecture, which have a cumulative installed base of over 120 million units. Based on industry sources, we believe that more than one third of the RISC-based processors shipped in calendar year 1998 were based on the MIPS RISC architecture. Our primary target market is the emerging market for digital consumer products. We believe that our 32- and 64-bit processor designs are well suited for this market due to the scalability and performance of our RISC architecture and the cost and time-to-market advantages provided by our intellectual property. Our core processor designs and related intellectual property have been incorporated into several key products in this market, including video games such as the Nintendo 64 and Sony PlayStation, handheld personal computers such as the NEC MobilePro, the Philips Nino, the Sharp Mobilon and the Vadem Clio, digital set-top boxes such as EchoStar's Dish Network and General Instrument's DVi-5000+ and Internet appliances from WebTV.

    MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our principal executive offices are located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000.

Industry Background

    Rapid advances in semiconductor technology have enabled the development of higher performance microprocessors at lower cost. As a result, it is now cost-effective for system OEMs to embed these microprocessors into a wider range of electronic products and systems, including a new generation of digital consumer products and business equipment. Processors may be purchased individually and placed on a printed circuit board or they may be embedded into larger silicon chips. Improvements in semiconductor manufacturing processes have enabled the integration of entire systems onto a single integrated circuit to create complex system-on-a-chip solutions. In many cases, these system-on-a-chip solutions are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance microprocessors and the development of system-on-a-chip technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly advanced digital consumer products.

    Embedded systems are broadly defined as microcontrollers, processors and cores plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. In the past, this market was dominated by low-cost 4-, 8- and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32- and 64-bit microprocessors was common in higher cost but lower volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement today's advanced functions. Today, however, the price of 32- and 64-bit microprocessors has reached the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer products.

    Digital consumer products that incorporate high-performance microprocessors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include the home video game console, in which the use of 32- and 64-bit embedded processors enables the processing of realistic graphic images digital, cable set-top boxes, internet appliances and handheld personal computers. To meet the demands of the digital consumer products market, system OEMs rely on semiconductor manufacturers to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers such as us in the form of processor cores and other functional blocks.

The MIPS Technologies Network

    Our technology focuses on providing cost-effective and high-performance processors, cores and related designs for high-volume embedded applications. The MIPS RISC architecture is flexible and designed to allow semiconductor manufacturers to integrate their intellectual property with our processor, core and related designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. Products incorporating the MIPS architecture range from disk drives using processor cores with a die size of less than two square millimeters to high-performance workstations using processors with a die size of 300 square millimeters. In addition, while designed for high performance, our RISC-based architectures have been incorporated in a number of low-power applications such as handheld personal computers. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across a broad range of price/performance points to use common support tools and software.

    Through our network of semiconductor manufacturing and design companies, system OEMs and independent software vendors, we have an established infrastructure to support our architecture as a standard platform for the embedded market.

    Semiconductor Licensees.  We have eight semiconductor licensees that develop, manufacture (or have manufactured) and currently sell silicon solutions based on the MIPS RISC processor architecture. These semiconductor licensees are Integrated Device Technology, Inc.; LSI Logic Corporation; NEC Corporation; NKK Corporation; Philips Semiconductors; Quantum Effect Devices; Synova, Inc. and Toshiba Corporation. Several of these licensees and others have made significant investments in our technology and market development which has resulted in multiple design teams around the world engaged in the development of MIPS-based processors and cores. Using our flexible intellectual property, our licensees, and the multiple design teams within these companies, are able to design optimized semiconductor products for multiple segments of the embedded market. In some cases, our licensees also add custom integration services and derivative design technologies to enhance our processor designs. Our licensees and their associated design teams have developed a broad portfolio of processors and standard products based on the MIPS RISC architecture as well as application specific extensions which can be licensed back to us and offered to other licensees. For example, MIPS16 technology, an extension to the instruction set architecture that reduces memory requirements and costs by allowing instructions to be expressed with 16 rather than 32 bits, was developed primarily by LSI Logic and is presently licensed by us to several of our semiconductor manufacturing licensees.

    We also develop and license custom processor designs intended to address the specific silicon process technology of the manufacturer to which it is licensed. Such designs customized to the technology of our licensee provide significant price-performance advantages. We believe that our ability to provide these custom processor designs is a competitive advantage.

    System OEMs.  Products based on the MIPS RISC architecture are used by a variety of system OEMs in the embedded market. A number of high-profile digital consumer products incorporate the MIPS RISC architecture, including the Nintendo 64 and Sony PlayStation video game systems, the Philips Nino and NEC MobilePro handheld personal computers, the Echo Star digital set-top box and WebTV's Internet appliance. We participate in various sales and technical efforts directed to system OEMs and have increased our business development organization to build brand awareness of the MIPS RISC architecture among system OEMs.

    Independent Software Vendors.  Our RISC architecture is further enabled by a variety of third-party independent software vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers. Currently, these companies provide over 150 products in support of the MIPS RISC architecture. This software support allows system OEMs to design the MIPS processor technology into their products. In particular, software operating systems developed by Microsoft, Wind River Systems, Inc. and Integrated Systems, Inc. are compatible with our RISC architecture. We are working with Microsoft to optimize processor designs for products running on the Windows CE operating system.

Markets and Applications

    Digital Consumer Products.  Together with our existing semiconductor manufacturing licensees and our associated design teams, we seek to leverage our RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, handheld personal computers and set-top boxes. To date, MIPS RISC-based processors have been designed into many digital consumer products. Revenue related to the video game market presently accounts for a substantial majority of the our total revenue, and such revenue is expected to continue to account for a significant portion of our total revenue for at least the next few years.

      Video Games.  The market for video games, which represented the first high-volume consumer application for 32- and 64-bit microprocessors. Our key design wins in this market include the Nintendo 64 video game system, which uses our MIPS R4300i processor manufactured by NEC, and the Sony PlayStation, which uses our MIPS R3000 class embedded processor developed by LSI Logic.

      Set-Top Boxes.  As digital transmission of video signals becomes more widely available and utilized, we believe that the market for compatible set-top boxes could represent an area of growth in the use of 32- and 64-bit processors and related designs. Key design wins in this market include the set-top box used in WebTV's Internet appliance, which uses our MIPS R4000 class processor manufactured by IDT, Echostar's Dish Network set-top box, which uses our MIPS R3000 class microprocessor manufactured by IDT and General Instrument Corporation's DVi-5000+ advanced interactive digital set-top terminal, introduced in 1998, which uses a MIPS based product from NEC. Broadcom has announced a MIPS-based BCM3310 QAMLink communications processor targeted at the cable modem and set-top box markets.

      Handheld Personal Computers.  While the market for handheld personal computers has only recently begun to develop, we expect that this market will continue to grow. To date, our RISC-based processor designs have been incorporated into products such as the Philips Nino and Sharp's Mobilon, both of which use our MIPS R3000 class processor developed by Philips. In addition, NEC has incorporated our R4000 class processor design into its MobilePro handheld personal computer, and Vadem has incorporated a similar processor into its Clio.

      Other Digital Consumer Products.  Other potential digital consumer product applications for our 32- and 64-bit processors include Windows-based terminals, mobile telecommunications products, Digital Versatile Disk (DVD) players, digital televisions and cameras and the automobile PC, a product that provides drivers with a variety of services, including directions, using voice recognition and voice synthesis.

      Business Equipment.  Significant design wins in network and office automation applications include networking management equipment from Cisco and laser printers from Hewlett-Packard, QMS, Lanier and Kodak.

Products

    We design, develop and license intellectual property for high-performance processors. Our intellectual property is used in the design of processors, cores, instruction set architectures (ISAs) and application specific extensions (ASEs) that enable our semiconductor licensees to design and/or manufacture flexible, high-performance processors and cores for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with our semiconductor licensees, we seek to strengthen the position of the MIPS architecture and proliferate our designs in embedded systems applications. We have not historically and do not intend to manufacture processors and related devices.

    Designs.  We currently provide flexible, modular processor and core designs covering a range of performance/price points to enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

      R3000 Processor.  The R3000 processor is a 32-bit processor design introduced in 1988 that has served as the basis for many derivatives by our semiconductor licensees. The small die size (less than two square millimeters in one implementation) and performance characteristics of this processor make it well-suited for applications such as video game consoles, handheld personal computers, networking equipment and laser printers and copiers.

      R4000 Processor.  The R4000 processor is a 64-bit processor design introduced in 1992 that has served as the basis for a variety of derivatives, including the R4300i processor which is used in Nintendo 64 video game players. The R4000 processor was designed for applications in which high performance is the principle objective, such as video games and network servers and interactive consumer applications such as set-top boxes.

      R5000 Processor.  The R5000 processor is a 64-bit processor design developed by QED in January 1996 that is presently licensed to us. The R5000 processor, which we can sublicense to other licensees, is a dual instruction issue processor. Its performance characteristics make it an attractive processor for more powerful and sophisticated embedded applications.

      MIPS32 4K Cores.  Announced in November 1998, the MIPS32 4Kc and the MIPS32 4Kp processor cores are high-performance, low-power, 32-bit core designs for custom silicon-on-chip applications. Announced in September 1999, the MIPS32 4Km core delivers a low-cost 32-bit MIPS core design. These implementations of the MIPS32 architecture are an enhancement to the R3000 processor and include certain key features from the R4000 processor. The MIPS32 4K core designs are available in both optimized and synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

      MIPS64 5K Core.  Announced in November 1998, the MIPS64 5K processor core is a 64-bit core design aimed at companies with short time-to-market requirements that also require the higher performance of a 64-bit core. The MIPS64 5K core design will soon be available in both optimized and synthesizable formats.

      MIPS64 20K Processors.  Announced in November 1998, the MIPS64 20K processor is a 64-bit processor design based on the MIPS64 architecture with special 64-bit operations for high performance graphics. The MIPS64 20K processor is well suited for digital consumer devices, enterprise networking and communications products.

    MIPS32 and MIPS64 Architectures.  Announced in May 1999, the MIPS32 and MIPS64 architectures provide new and improved features for the system developer and make it easier for the development tool vendors to provide comprehensive support across both 32-bit and 64-bit implementations. These architectures are a combination of binary instructions, and the hardware to execute them, which together determine the native capability of a processor. Architectural standards are important because, among other things, they become the common points around which tools are built, software libraries and compilers are written and software operating systems are developed. Elements of an instruction set architecture may be copyrighted or patented, thus preventing unrestricted use without a license. We license our instruction set architectures to promote the development and marketing of our compatible parts by our semiconductor licensees. Prior to our creating the MIPS32 and MIPS64 architectures, we developed the MIPS I through MIPS V instruction set architectures (ISAs) described below.

      MIPS I/II ISA.  The MIPS I/II instruction set architecture is the basic series of instructions for 32-bit operations. This instruction set, which is presently used in a wide range of applications, allows the performance of integer and floating point computation, logical operations, data movement and a variety of other functions. Many of the R3000-class cores implement the MIPS II instruction set architecture.

      MIPS III ISA.  In addition to providing full support for the MIPS II instruction set architecture, the MIPS III instruction set architecture extends the MIPS II instruction set architecture to 64-bit operations, increases the number of floating point registers and adds certain other functions. The MIPS III instruction set architecture is implemented in the R4000 series of products, and is necessary to operate 64-bit MIPS processors in 64-bit mode.

      MIPS IV ISA.  The MIPS IV instruction set architecture enhances floating-point operations and adds additional instructions that improve performance in a number of engineering and scientific applications. The MIPS IV instruction set architecture is implemented in the R5000 series of products.

      MIPS V ISA.  The MIPS V instruction set architecture provides instructions that enhance performance in 3-D graphics applications. Hardware for the MIPS V instruction set architecture has not been implemented.

    Application Specific Extensions.  Application specific extensions (ASEs) are intended to provide design flexibility for our application-specific products and are offered to our semiconductor manufacturing licensees as optional, additional features to our processors and cores.

      MIPS16 ASE.  The MIPS16 application specific extension was introduced in October 1996 and permits substantially reduced systems costs by reducing memory requirements through the use of 16-bit instruction representation.

    MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, R3000, R4000, R5000 are registered trademarks, and R4300i, MIPS16, MIPS32, MIPS64, 4K, 4Kc, 4Kp, 4Km, 5K, 20K, MIPS I, MIPS II, MIPS III, MIPS IV and MIPS V are trademarks of MIPS Technologies, Inc. This report also contains trademarks and registered trademarks of other companies.

Research and Development

    We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor manufacturers and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers that possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS RISC architecture and develop a broader line of processors and cores that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors, cores and software technology. We believe that this increased flexibility and modularity will allow our semiconductor licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized instruction set architecture and application specific extensions to work within and around our RISC architecture to enhance and tailor the capabilities of our processor designs for specific applications.

    We develop and license our processor designs in several forms. Custom processor designs are intended to address the specific silicon process technology of the manufacturer to which it is licensed. We believe that our ability to provide these custom designs is a competitive advantage. We also generate both high-level description language representations of our custom designs called synthesizable or "soft" cores, and intermediate representations with some process targeting called optimized cores. Synthesizable and optimized cores are flexible and can be licensed to multiple customers and used in multiple applications. Synthesizable cores are delivered as high-level, process independent circuit descriptions, leaving the process implementation details to the system OEM. These designs provide the greatest flexibility to semiconductor companies. Optimized cores are generated using standard ASIC methodologies, including circuit synthesis and automatic place-and-route. The use of optimized cores simplifies and expedites the task of porting a design to a specific manufacturing process. Implementation advantages of a new process technology can be quickly exploited using optimized cores without significant circuit redesign.

    We are working with Microsoft to optimize the MIPS RISC-based processor designs for products running on the Windows CE operating system. The Windows CE operating system, which was developed using the MIPS RISC architecture, targets the general embedded and digital consumer products markets as well as the mobile computing and Windows-based terminals markets. The Windows CE operating system has the advantage of a flexible and modular system and a large installed base of developers who are experienced with Windows API development tools. This could provide system OEMs with a familiar software platform and could accelerate the growth of the digital consumer products market.

    At June 30, 1999, our research and development staff totaled 98 persons compared to 36 employees at June 30, 1998. This increase reflects, in part, the addition of 32 employees operating out of a new development center opened in Denmark in December 1998. Employees staffing this development center engage in product development and provide support and design expertise for our customers based in Europe. We intend to hire additional highly skilled technical personnel to staff our anticipated research and development activities. Research and development expenses were $21.1 million, $43.4 million and $68.8 million in fiscal 1999, 1998 and 1997 respectively.

Sales and Marketing

    Our sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor manufacturers and participating in marketing, sales and technical efforts directed to system OEMs. We license our RISC-based processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor manufacturers who, in turn, sell products incorporating these technologies to system OEMs. The partnerships we establish form a distribution channel and are an important element of our strategy to proliferate the MIPS RISC architecture as the standard in the embedded processor industry. In establishing these partnerships, we seek to license our technology to those companies we believe can help us grow the overall market shares of MIPS-based products through the use of their design capabilities, sales relationships, manufacturing expertise, applications knowledge or other capabilities.

    We presently have two customers that individually account for more than 10% of our total revenue: Nintendo and NEC. Substantially all of the revenue derived from these two customers reflects contract revenue and royalties related to development and sales of Nintendo 64 video game players and related cartridges. Revenue related to sales of Nintendo 64 video game cartridges is expected to continue to account for a significant portion of our total revenue for the next few years and, therefore, we expect that a significant portion of our total revenue will continue to be derived from Nintendo and, to a lesser extent, NEC. We understand that the next generation Nintendo video game system will not incorporate any of our technology. Because revenue related to sales of Nintendo 64 video game cartridges is expected to represent a substantial portion of our total revenue, we also expect to experience seasonal fluctuations in our revenue and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue". For financial information regarding revenue derived from our international licensees, see Note 14 of Notes to Consolidated Financial Statements.

    Although the precise terms of our contracts vary from licensee to licensee, they typically provide for technology license and engineering service fees which may be payable up-front and/or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Our contracts also provide for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology and, in some cases, based on unit sales of such products. Our contracts with our semiconductor licensees are typically subject to periodic renewal or extension. We also offer licensees the option to license our technology on a single-use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services and sales and marketing support.

    Certain of our marketing activities are also aimed at system OEMs. Through targeted advertising and co-marketing programs with our licensees, we seek to increase awareness of the MIPS RISC architecture. We believe that these efforts will provide product differentiation that will generate demand for our technology from digital consumer product and business equipment manufacturers, thereby increasing demand from semiconductor manufacturers for our designs in their products.

Intellectual Property

    We regard our patents, copyrights, mask work rights, trademarks, trade secrets and similar intellectual property as critical to our success, and rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

    Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS-based clones. We intend to vigorously protect our intellectual property rights through litigation and other means. However, there can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing unauthorized MIPS-based products.

    We own 53 U.S. patents on various aspects of our technology, with expiration dates ranging from 2006 to 2017, 26 pending U.S. patent applications, as well as all foreign counterparts relating thereto. There can be no assurance that patents will issue from any patent applications we submitted, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

    We also use licensing agreements and employee and third party nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire basis. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of such rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. There can also be no assurance that the steps we have taken to obtain ownership of contributed intellectual property will be sufficient to assure our ownership of all proprietary rights.

    We also rely on unpatented trade secrets to protect our proprietary technology. No assurance can be given that others will not independently develop or otherwise acquire the same or substantially equivalent technologies or otherwise gain access to our proprietary technology or disclose such technology or that we can ultimately protect our rights to such unpatented proprietary technology. In addition, no assurance can be given that third parties will not obtain patent rights to such unpatented trade secrets, which patent rights could be used to assert infringement claims against us.

    From time to time we have entered, and in the future may enter, into cross licensing arrangements with others, pursuant to which we license certain of our patents in exchange for patent licenses from such licensees. Although these types of cross licensing arrangements are common in the semiconductor and processor industries, and do not generally provide for transfers of know-how or other proprietary information, such arrangements may facilitate the ability of such licensees, either alone or in conjunction with others, to develop competitive products and designs.

    We have entered into arrangements with Silicon Graphics pursuant to which certain intellectual property was assigned to us, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to us; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to us. Our inability to use Silicon Graphics' intellectual property in the future could have a material adverse affect on our business and results of operations.

    In the past, the MIPS Group (a division of Silicon Graphics) has benefited from its status as a division of Silicon Graphics in our access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. There can be no assurance that the separation of our business from that of Silicon Graphics will not adversely affect our ability to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future.

    In addition, in connection with any future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

Competition

    The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor market are performance, functionality, price, customizability and power consumption. Our processors and cores compete with those of ARM Holdings plc, Hitachi Semiconductor (America) Inc. and Power PC a product family developed and marketed by Motorola, Inc. and IBM Corporation. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including Advanced Micro Devices, Inc., Intel Corporation, Motorola, Inc. and National Semiconductor Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

    To remain competitive, we must continue to differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including our current and prospective manufacturing licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with our processor and related designs or will not actively seek to participate as merchant vendors in the intellectual property component market by selling to third-party semiconductor manufacturers or, if they do, that we will be able to compete with them successfully. To the extent that these alternative technologies provide comparable performance at a lower or similar cost than our technology, semiconductor manufacturers may adopt and promote these alternative technologies. Certain of our competitors have greater name recognition and customer bases as well as greater financial and marketing resources than us, and such competition could adversely affect our business, results of operations and financial condition.

Employees

    As of June 30, 1999, we had 139 full time employees. Of this total, 98 were in research and development, 25 were in sales and marketing and 16 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. We intend to hire additional highly skilled technical personnel to staff our anticipated research and development activities. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

    Our executive, administrative and technical offices currently occupy approximately 27,500 square feet (with an option to increase to 55,000 square feet) in a building subleased from Silicon Graphics in Mountain View, California. Payments by us to Silicon Graphics under this sublease are equal to amounts payable by Silicon Graphics under its sublease for the property with a third party. This sublease will expire on May 31, 2002, subject to earlier termination in certain circumstances.

    In addition, we sublease approximately 9,000 square feet of office space from LSI Logic in Copenhagen, Denmark. The lease will expire in February 2006, subject to our earlier termination.

    We believe that these facilities are adequate to meet our current needs but that we may need to seek additional space in the future.

Item 3. Legal Proceedings

    From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue. In addition, from time to time we evaluate possible patent infringement claims against third parties and may assert such claims if appropriate.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the quarter ended June 30, 1999.

Executive Officers of the Registrant.

    Our executive officers and their ages as of June 30, 1999, were as follows:

Name	Age	Position
John E. Bourgoin	53	Chief Executive Officer and President
Lavi Lev	42	Senior Vice President, Engineering
Kevin C. Eichler	39	Vice President, Chief Financial Officer and Treasurer
Derek Meyer	39	Vice President, Worldwide Field Operations
Sandy Creighton	46	Vice President, General Counsel and Secretary

    John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996, and has served on our board of directors since May 1997. Mr. Bourgoin also served as a Senior Vice President of Silicon Graphics from September 1996 through May 1998. Prior to joining Silicon Graphics, Mr. Bourgoin was Group Vice President, Computation Products Group at Advanced Micro Devices, Inc.

    Lavi Lev has served as our Senior Vice President—Engineering since March 1998, and was Vice President—Engineering of Silicon Graphics from 1996 to March 1998. From 1995 to 1996, he served as Vice President, Engineering at MicroUnity Systems Engineering and between 1992 and 1995 he was a manager at Sun Microsystems, Inc. Prior to joining Sun Microsystems, Inc., Mr. Lev was employed by Intel Corporation and was involved in the development of the Pentium microprocessor.

    Kevin C. Eichler has served as our Vice President, Chief Financial Officer and Treasurer since May 1998. Prior to joining us and since 1996, Mr. Eichler served as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Visigenic Software Inc., an independent provider of software tools for distributed object technologies for the Internet, Intranet and enterprise computing environments. From 1995 to 1996, he served as Executive Vice President, Finance and Chief Financial Officer of National Insurance Group, a provider of technology solutions for financial services companies. From 1991 to 1995, Mr. Eichler served as Executive Vice President, Finance and Chief Financial Officer of Mortgage Quality Management, Inc., a national provider of quality control services and technologies to residential mortgage lenders. Prior to 1991, Mr. Eichler held management positions with NeXT Software and Microsoft.

    Derek Meyer joined us in May 1996 as Director of Worldwide Marketing and Sales, became Vice President—Sales and Marketing in March 1998, and became Vice President of Worldwide Field Operations in September 1999. Prior to joining us and since 1994, Mr. Meyer served as marketing director for the TriMedia division of Philips Semiconductors and prior to that time he was director of SPARC marketing for Sun Microsystems, Inc.

    Sandy Creighton joined us in June 1998 as Vice President, General Counsel and Secretary. Prior to joining us and since 1991, Ms. Creighton was Deputy General Counsel at Sun Microsystems, Inc. Prior to joining Sun Microsystems, Inc., Ms. Creighton was an associate with the law firm Pillsbury, Madison & Sutro in their San Francisco and San Jose offices.

    There is no family relationship between any of our executive officers.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock has been quoted on the NASDAQ National Market under the symbol "MIPS" since our initial public offering on June 30, 1998. Prior to such time, there was no public market for our common stock. Effective April 5, 1999 and in connection with our recapitalization, our common stock, as then quoted on the NASDAQ National Market, was redesignated as Class A common stock. On the effective date of our initial public offering, June 30, 1998, the reported last sale price of our common stock was $13.44 per share. The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our common stock on the NASDAQ National Market.

	HIGH	LOW
FISCAL YEAR 1999
First Quarter	$23.25	$10.63
Second Quarter	$32.00	$14.84
Third Quarter	$66.38	$28.25
Fourth Quarter	$59.50	$25.50

    As of September 1, 1999, there were approximately 12 stockholders of record of our Class A common stock. Because many of our Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. Silicon Graphics is the only holder of our Class B common stock. Our Class B common stock is not publicly traded.

    We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

    You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below for the fiscal years ended June 30, 1999, 1998, 1997 and 1996 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors. The data for the fiscal year ended June 30, 1995, is unaudited and, in the opinion of our management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly our results of operation for the period then ended and our financial position as of such date.

    Effective as of June 1, 1998, our business assets and liabilities were separated from those of Silicon Graphics. Prior to that time, our business was operated as a division of Silicon Graphics. The historical financial information presented below, particularly for periods prior to March 31, 1998, may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been had we operated as a separate, stand-alone entity during the periods presented. The historical financial information for such periods does not reflect many significant changes that have occurred in our funding and operations and the sources and costs of our revenue as a result of both the separation of our business from that of Silicon Graphics and our shift in strategic direction that occurred at that time.

	Years Ended June 30,
	1999	1998	1997	1996	1995
					(unaudited)
	(In thousands, except per share data)

Statements of Operations Data:
Revenue:
Royalties	$59,385	$55,980	$37,192	$19,716	$13,576
Contract revenue	12,325	830	3,115	17,327	13,903

Total revenue	71,710	56,810	40,307	37,043	27,479
Costs and expenses:
Cost of contract revenue	125	375	1,345	5,580	7,364
Research and development	21,069	43,446	68,827	48,402	39,033
Sales and marketing	7,359	5,307	6,170	6,026	6,761
General and administrative	7,002	4,685	4,750	4,601	4,272
Restructuring charge	—	2,614	—	—	—

Total costs and expenses	35,555	56,427	81,092	64,609	57,430

Operating income (loss)	36,155	383	(40,785)	(27,566)	(29,951)
Interest income (expense)	1,614	(7)	(50)	(99)	(69)

Income (loss) before income taxes	37,769	376	(40,835)	(27,665)	(30,020)
Provision for income taxes	15,108	—	—	—	—
Net income (loss)	$22,661	$376	$(40,835)	$(27,665)	$(30,020)

Net income (loss) per basic share	$0.61	$0.01	$(1.13)	$(0.77)	$(0.83)
Net income (loss) per diluted share	$0.58	$0.01	$(1.13)	$(0.77)	$(0.83)
	June 30,
	1999	1998	1997	1996	1995
					(unaudited)
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents	$49,916	$45	$—	$—	$—
Working capital (deficiency)	35,037	(4,530)	(8,446)	(8,531)	(16,683)
Total assets	59,389	4,696	19,674	15,289	15,744
Long-term obligations, net of current maturities	—	—	—	331	739
Total stockholders' equity (deficit)	40,721	(747)	8,072	3,853	(3,736)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    You should read the following discussion and analysis together with our Consolidated Financial Statements and Notes to those statements included elsewhere in this report. Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Factors That May Affect Our Business," and other risks included from time to time in our other Securities and Exchange Commission ("SEC") reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Overview

    Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the use of MIPS RISC processors in high-volume digital consumer products. As the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and, most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. In order to increase the focus of the MIPS Group on the design and development of processor intellectual property for the embedded market, effective June 1, 1998, Silicon Graphics separated the business of the MIPS Group from its other operations and transferred to us the assets, liabilities and intellectual property related to this business.

    Revenue related to sales of Nintendo 64 video game players and related cartridges currently accounts for the substantial majority of our revenue. In the short term, we intend to use our operating cash flow, including royalties we receive with respect to sales of Nintendo 64 video game players and related cartridges, to fund processor and related design efforts aimed at the digital consumer products market and to establish and strengthen relationships with semiconductor licensees and system original equipment manufacturers (system OEMs). As part of these efforts, we intend to develop processors with increased flexibility and modularity that will allow our semiconductor licensees, as well as system OEMs, to provide high-performance, customized products more quickly.

    The financial statements for periods prior to the third quarter of fiscal 1998 reflect the historical results of operations, financial position and cash flows of the MIPS Group, certain portions of which were transferred to us by Silicon Graphics in connection with the separation of the two businesses. The financial statements for such periods have been carved out from the financial statements of Silicon Graphics using the historical results of operations and historical basis of the assets and liabilities of our business, as adjusted to reflect allocations of certain corporate charges that our management believes are reasonable. Our financial information for periods prior to the third quarter of fiscal 1998 may not necessarily reflect the results of our operations, financial position and cash flows in the future or what the results of operations, financial position and cash flows would have been had the MIPS Group been a separate, stand-alone entity during those periods. The financial information for such earlier periods does not reflect the many significant changes that have occurred in our funding and operations and the sources and costs of revenue as a result of both our separation from Silicon Graphics and our shift in strategic direction.

    Our revenue consists of royalties and contract revenue earned under contracts with our licensees and under our agreement with Nintendo. Our contracts with our licensees are typically subject to periodic renewal or extension and expire at various dates through December 2009. We generate royalties from the sale by semiconductor manufacturers of products incorporating our technology. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property (i.e., generally in the quarter following the sale of the licensee's product to its customer). Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Under the terms of an agreement with Silicon Graphics entered into in connection with the separation, we also receive all royalties payable by Nintendo relating to sales of Nintendo 64 video game players and related cartridges.

    Contract revenue includes technology license fees and engineering services fees. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. License fees are typically recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Part of these fees may be payable up-front and part may be due upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor chips by the licensee. Engineering services fees are recognized as revenue when defined milestones are completed and the milestone payment is probable of collection. In most instances, the technology we develop, including under engineering services contracts, can be licensed to multiple customers.

    In fiscal 1999, 1998 and 1997, our revenue consisted primarily of royalties which exceeded 80% of our total revenue during those periods, due primarily to royalties earned from Nintendo, and to a lesser extent NEC, on sales of Nintendo 64 video game players and related cartridges.

    Royalties from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges accounted for approximately 71% of our total revenue for fiscal 1999 and 79% of our total revenue for fiscal 1998. We anticipate that revenue related to sales of Nintendo 64 video game players and related cartridges will continue to represent a significant portion of our total revenue for the next few years. We receive royalties from NEC based on a percentage of the revenue derived by NEC from sales of the processor included in the Nintendo 64 video game player. Current royalties from Nintendo are based on unit sales of Nintendo 64 video game cartridges. We also received royalties from Nintendo with respect to the graphics chip included in Nintendo 64 video game players, and these royalties had a lifetime cap based on unit sales that was reached in the second quarter of fiscal 1998. There is no cap on royalties from NEC with respect to its sale of processors to Nintendo for Nintendo 64 video game players or on royalties from Nintendo with respect to sales of Nintendo 64 video game cartridges.

    The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges. In addition, the eventual introduction of the next generation Nintendo video game system is likely to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges, which account for a significant portion of our royalties, will continue, albeit at a declining rate, for a period of time after the introduction. We developed key elements of the Nintendo 64 system in conjunction with Silicon Graphics. These elements included certain software and graphics technologies which, as a result of our separation from Silicon Graphics and our shift in strategic direction in early 1998, we no longer offer. Accordingly, we will need to generate revenue growth from our stated markets to offset the eventual decline of Nintendo 64 royalties. We understand that the next generation Nintendo video game system will not incorporate any of our technology. We value our relationship with Nintendo; however, there can be no assurance that this relationship will result in any revenues for us other than those generated by the sale of Nintendo 64 video game players and related cartridges. We expect that royalties will continue to represent a significant percentage of our total revenue over the next few years due to our contractual arrangements with Nintendo. The amount, timing and relative mix of royalties and contract revenue is difficult to predict. Factors affecting the amount and timing of our future royalties include:

  •
  the adoption of our technology by digital consumer product and business equipment manufacturers;

  •
  consumer acceptance of products incorporating our technology;

  •
  changes in the average selling prices of semiconductor and digital consumer products and business equipment; and

  •
  fluctuations in currency exchange rates.

Moreover, our royalty arrangements will vary from licensee to licensee depending on a number of factors, including the amount of any license fee paid and the marketing and engineering support required by the licensee.

    Contract revenue may fluctuate significantly from period to period and any increase or decrease in such revenue will not be indicative of future period-to-period increases or decreases. Factors affecting the amount and timing of our future contract revenue include:

  •
  the financial terms of our contractual arrangements with our semiconductor licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones; and

  •
  the adoption of our technology by semiconductor manufacturers, which is influenced by a number of factors including competitive conditions in the market for processor and core intellectual property.

    Although a substantial portion of our total revenue to date has been derived from royalties and contract revenue relating to sales of Nintendo 64 video game products, we expect that royalties and contract revenue related to sales of other digital consumer products, such as handheld personal computers, cellular telephones and set-top boxes, as well as other video game products, will constitute an increasingly significant portion of our total revenue. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers, and the royalty reports submitted by our semiconductor licensees generally do not disclose which consumer products include our RISC technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will be dependent upon a particular digital consumer product or product manufacturer.

    Because revenue related to sales of digital consumer products is expected to represent a substantial portion of our total revenue over the next several years, we expect to experience seasonal fluctuations in our revenue and operating results. We typically record royalty revenue from our licensees, including Nintendo, in the quarter following the sale of the related digital consumer product. Because a disproportionate amount of Nintendo 64 video game cartridges are typically sold in the second fiscal quarter (which includes the holiday selling season), we have realized a disproportionate amount of our revenue and operating income in our third fiscal quarter. As we increase our focus on processors, cores and related designs for high-volume digital consumer products, similar seasonal fluctuations in our revenue and operating results can be expected to continue.

    A significant portion of our total revenue has been and is expected to continue to be derived from a limited number of semiconductor companies. Revenue from our top two semiconductor company licensees represented an aggregate of 18% of our total revenue in both fiscal 1999 and fiscal 1998 and 29% of our total revenue in fiscal 1997. Although we continue to broaden our base of licensees, it is likely that our revenue will continue to be concentrated at the semiconductor licensee level. This revenue concentration for any given period will vary depending on the addition or expiration of contracts, the nature and timing of payments due under such contracts and the volumes and prices at which our licensees sell products incorporating our technology. Accordingly, the identity of particular licensees that will account for any such revenue concentration will vary from period to period and may be difficult to predict. The non-renewal of contracts by our semiconductor company licensees could adversely affect our future operating results.

    To date, companies based in Japan have accounted for the substantial majority of our total revenue, and nearly all of our international revenue. International revenue accounted for approximately 90% of our total revenue in both fiscal 1999 and fiscal 1998 and 87% of our total revenue in fiscal 1997. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees, primarily in Asia, will continue to represent a significant portion of our total revenue.

Costs and Expenses

    Our costs and expenses include cost of contract revenue, research and development expenses, sales and marketing expenses and general and administrative expenses.

Cost of Contract Revenue

    Cost of contract revenue presently consists primarily of sublicense fees. We incur an obligation to pay these fees when we sublicense to our customers technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized. Prior to fiscal 1998, cost of contract revenue also included nonrecurring engineering service costs directly related to a development agreement with a specific licensee, which were expensed as incurred over the period of services. We believe that future cost of contract revenue will be minimal.

Research and Development

    The separation of our business from that of Silicon Graphics and our shift in strategic direction has significantly impacted our research and development cost structure. The markets we presently target allow us to use relatively small design teams and to rely largely on industry standard third-party design tools. By contrast, Silicon Graphics' complex processor requirements and its need to develop and maintain proprietary design tools demanded that the MIPS Group employ large design teams. As a result, we have been able to reduce our staffing requirements and costs.

    At December 31, 1997, our research and development staff totaled 221 persons. In the third quarter of fiscal 1998, we reduced our research and development staff by 185 persons, reflecting the transfer to Silicon Graphics of employees engaged in the development of next generation processors for Silicon Graphics' systems as well as other staff reductions associated with the separation and shift in strategic direction.

    At June 30, 1999, our research and development staff totaled 98 persons, compared to 36 persons at June 30, 1998. This increase reflects in part the addition of 32 employees to staff our research and development activities in a new development center in Copenhagen, Denmark that began operations in December 1998. These employees are engaged in product development and also provide support and design expertise for our European-based customers. We expect that our research and development staff and expenses will increase as we continue to develop new designs for the digital consumer products and business equipment markets.

    The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

Sales and Marketing

    Sales and marketing expenses include salaries, travel expenses and costs associated with direct marketing, advertising and other marketing efforts. Costs of technical support are also included in sales and marketing expenses. Our sales and marketing efforts are directed at establishing and supporting licensing relationships with semiconductor manufacturers, fabless semiconductor companies and system OEMs. At June 30, 1999, our sales and marketing staff totaled 25 persons. Our sales and marketing staff and related expenses are expected to increase as we seek to diversify our revenue base.

General and Administrative

    Historically, a significant portion of our general and administrative expenses have reflected an allocation of corporate overhead by Silicon Graphics based on headcount and a percentage allocation based on certain factors including net sales, headcount and relative expenditure levels. Presently, certain facilities services are provided to us pursuant to an agreement with Silicon Graphics. Our general and administrative expenses have grown substantially since the separation due, in part, to costs related to our status as a stand-alone entity such as increased legal and patent related costs and expenses related to compliance with the reporting and other requirements of a publicly traded company. We expect our general and administrative expenses will remain relatively stable in the near future.

Results of Operation—Years Ended June 30, 1999, 1998 and 1997

    Our total revenue in fiscal 1999, 1998 and 1997 were as follows:

Fiscal Year	Total Revenue
1999	$71.7 million
1998	56.8 million
1997	40.3 million

    Total revenue consisted of royalty revenue and contract revenue. Total revenue increased by $14.9 million in fiscal 1999 primarily due to an increase in contract revenue as we entered into technology licensing agreements with both new and existing licensees. Royalties for fiscal 1999, 1998 and 1997 consisted of royalties from sale by semiconductor manufacturers of products incorporating our technology and from sales of Nintendo 64 video game players and related cartridges. The significant increase in royalties in fiscal 1998 from fiscal 1997 reflects royalties received from Nintendo and NEC related to sales of Nintendo 64 video game players and related cartridges. We earned our first significant royalties from Nintendo 64 video game system sales in the third quarter of fiscal 1997, following the commercial introduction of that system. In the second quarter of fiscal 1998, royalties from the graphics chip included in the Nintendo game player reached its cap. Contract revenue for fiscal 1999 consists of fees generated from new license agreements entered into during fiscal 1999 and included engineering service fees earned upon our achievement of defined milestones. Contract revenue for fiscal 1998 consisted principally of license fees related to code compression technology and for fiscal 1997 consisted principally of engineering service fees from Nintendo related to development efforts for Nintendo 64 video game products.

    Our costs of contract revenue in fiscal 1999, 1998 and 1997 were as follows:

Fiscal Year	Cost of Contract Revenue
1999	$125,000
1998	375,000
1997	1.3 million

    Cost of contract revenue in fiscal 1999 and 1998 was principally attributable to sublicense fees and in fiscal 1997 was principally attributable to non-recurring engineering fees related to Nintendo 64 video game system development. We believe that future cost of contract revenue will be minimal.

    Research and development expenses in fiscal 1999, 1998 and 1997 were as follows:

Fiscal Year	Research and Development Expenses
1999	$21.1 million
1998	43.4 million
1997	68.8 million

    The $22.3 million decrease in fiscal 1999 from fiscal 1998 reflects the separation of our business from that of Silicon Graphics as well as the change in our strategic direction in the second half of fiscal 1998. Research and development expenses for the first half of fiscal 1998 and for all of fiscal 1997 reflect the operations of the MIPS Group, a division of Silicon Graphics, which had a staff of 221 persons at December 31, 1997. Because the markets we have targeted allow us to use relatively small design teams and to rely largely on industry standard third-party design tools, we reduced our research and development staff by approximately 185 persons in connection with the separation during the second half of fiscal 1998.

    Sales and marketing expenses in fiscal 1999, 1998 and 1997 were as follows:

Fiscal Year	Sales and Marketing Expenses
1999	$7.4 million
1998	5.3 million
1997	6.2 million

    The increase in fiscal 1999 was primarily due to an increase in our licensing and marketing activities. The decrease in fiscal 1998 was primarily due to a decrease in advertising and promotional spending.

    General and administrative expenses in fiscal 1999, 1998 and 1997 were as follows:

Fiscal Year	General and Administrative Expenses
1999	$7.0 million
1998	4.7 million
1997	4.8 million

    The increase in fiscal 1999 over both fiscal 1998 and 1997 reflects the existence of legal and administrative costs related to our status as a publicly traded company that we did not incur prior to our separation from Silicon Graphics.

    The restructuring charge taken in the second quarter of fiscal 1998 included $500,000 in severance-related costs and $2.1 million in asset write-downs related to our shift in strategic direction.

    Interest income was $1.6 million in fiscal 1999 compared to interest expense of $7,000 and $50,000 in fiscal 1998 and 1997, respectively. The interest income was earned from the investment of the net cash proceeds of approximately $16.0 million from our July 1998 initial public offering and the cash generated from our operating activities during fiscal 1999.

    On May 13, 1999, the effective date of a secondary offering of our common stock by Silicon Graphics, Silicon Graphics' ownership interest in us was reduced to approximately 67%. Because Silicon Graphics now owns less than 80% of our outstanding Class A and Class B common stock, we will no longer be included in Silicon Graphics' consolidated federal income tax group, but will instead be required to file separate tax returns. While we were a part of Silicon Graphics' consolidated group for federal income tax purposes, we were responsible for our income taxes through a tax sharing agreement with Silicon Graphics. To the extent we produced taxable income, losses or credits, we made or received payments as though we filed separate federal, state and local income tax returns. We recorded a provision for income taxes of $15.1 million in fiscal 1999 based on an estimated federal and state combined rate of 40% on income before taxes. Because our tax sharing agreement provides that we do not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of our initial public offering in July 1998, no income tax provision or benefit was reflected in fiscal 1998 and 1997.

Impact of Currency

    Certain of our international licensees pay royalties based on revenues that are reported in a local currency (currently yen) and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by our manufacturing licensees are denominated in foreign currencies, royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase as a result of fluctuations in foreign currency exchange rates, demand for technology could fall which would, in turn, reduce our royalties. We are unable to predict the amount of non-U.S. dollar denominated revenue earned by our licensees and, therefore, have not attempted to mitigate the effect that currency fluctuations may have on our royalty revenue.

Liquidity and Capital Resources

    Our principal capital requirements are to fund working capital needs, and to a lesser extent capital expenditures, in order to support our revenue growth. Prior to our initial public offering in July 1998, our capital requirements were satisfied by funds provided by Silicon Graphics through its cash management system. Since the initial public offering, we have not participated in Silicon Graphics' cash management system and Silicon Graphics has not provided additional funds to finance our operations.

    At June 30, 1999, we had cash and cash equivalents of $49.9 million and working capital of $35.0 million. For the fiscal year ended June 30, 1999, our operating activities provided net cash of $38.1 million, primarily reflecting net income and an increase in accounts payable and accrued liabilities, as well as depreciation and other non-cash charges, partially offset by an increase in accounts receivable. The increase in accounts payable and accrued liabilities was the result of accrued income taxes and an increase in accrued compensation related to higher staffing levels, as well as accumulated performance bonuses and increased accrued administrative costs associated with being a public company. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period. For the fiscal year ended June 30, 1998, our operating activities provided net cash of $4.4 million, primarily reflecting approximately $7.1 million of non-cash depreciation and restructuring charges offset in part by a decrease in accounts payable of $2.7 million. For the fiscal year ended June 30, 1997, our operating activities used net cash of $34.7 million, primarily reflecting net loss as well as an increase in other assets and liabilities, offset in part by depreciation and other non-cash charges.

    Net cash used in investing activities was $4.1 million, $2.1 million and $9.9 million for the fiscal years ended June 30, 1999, 1998 and 1997, respectively Net cash used in investing activities in all periods presented consisted of equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development. We expect that our capital expenditures will increase as our employee base grows.

    Net cash provided by financing activities was $15.9 million for the fiscal year ended June 30, 1999 compared to net cash used in financing activities of $2.3 million for fiscal 1998 and net cash provided by financing activities of $44.6 million for the fiscal 1997. Net cash provided by financing activities for fiscal 1999 consisted primarily of net cash proceeds to us of approximately $16.0 million from the issuance of common stock in our initial public offering. Financing activities for fiscal year 1998 consisted primarily of net funds returned to Silicon Graphics, and payment of capital lease obligations. Financing activities for fiscal year 1997 consisted primarily of net funds provided by Silicon Graphics, and payment of capital lease obligations.

    Our future liquidity and capital requirements are expected to vary significantly from quarter to quarter, depending on numerous factors, including, among others:

  •
  the cost, timing and success of product development efforts;

  •
  the cost and timing of sales and marketing activities;

  •
  the extent to which our existing and new technologies gain market acceptance;

  •
  the level and timing of contract revenues and royalties, competing technological and market developments; and

  •
  the cost of maintaining and enforcing patent claims and other intellectual property rights.

    We believe that cash generated by our operations, together with our existing cash balance, will be sufficient to meet our projected operating and capital requirements for the foreseeable future. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain of our technologies. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition. In addition, in the event that Silicon Graphics distributes the shares of our common stock that it owns in a transaction intended to be tax-free to Silicon Graphics and its stockholders, our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30 month period following such distribution will be limited under the terms of a distribution tax indemnification agreement which we have entered into with Silicon Graphics.

Year 2000 Compliance

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

    Although our processor and related designs have no inherent time or date function, we initiated a comprehensive assessment of our Year 2000 readiness in September 1998. We have recently completed this assessment and have begun to implement programs to make our information technology (IT) and related non-IT and processes Year 2000 compliant. In addition, we recently replaced our internal computer systems and operating and applications software. Each of the suppliers of these systems and software has indicated to us that it believes its products are Year 2000 compliant. We expect to complete changes to critical systems by the third quarter of calendar year 1999. We believe that we have allocated sufficient resources for our Year 2000 compliance efforts, and we expect that our expenses in these efforts will be less than $150,000, exclusive of ordinary costs to upgrade and maintain our equipment.

    We intend to cooperate with our licensees and others with whom we do business to coordinate Year 2000 compliance with operational processes and marketed products. However, we are unable to directly assess the Year 2000 compliance of products and technologies developed by others and incorporating our technology. To the extent that any such third-party product or technology is not Year 2000 compliant, we may be adversely affected due to our association with such product or technology. In addition, our revenue and operating results could become subject to unexpected fluctuations and could be adversely effected if our licensees or system OEMs encounter Year 2000 compliance problems that affect their ability to distribute products that incorporate our technology.

    We have been contacting critical suppliers to determine whether the products and services they provide are Year 2000 compliant. We will develop contingency plans should the need arise. A delay or failure by critical suppliers to be Year 2000 compliant could, in a worst case, interrupt our business and have an adverse effect on our business, financial condition and results of operations.

    Year 2000 Information and Readiness Disclosure Act. The Year 2000 disclosure set forth above is intended to be a "year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extent such disclosure relates to our year 2000 processing or to products or services offered by us, is also intended to be a "year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us.  Contract revenue and royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges accounted for 71%, 79% and 69% of our total revenue for the fiscal years ended June 30, 1999, 1998 and 1997, respectively. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next few years. Accordingly, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

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

  •
  the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products, due to a limited number of product manufacturers and the length of product life cycles;

  •
  the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer product applications; and

  •
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

    Revenue from our top two semiconductor company licensees represented an aggregate of 18% in both fiscal 1999 and fiscal 1998 and 29% of our total revenue in fiscal 1997. We expect that this revenue concentration will continue in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

  •
  the lengthy and expensive process of building a relationship with a potential licensee;

  •
  the fact that we may compete with the internal design teams of semiconductor companies and digital consumer product manufacturers;

  •
  the potential difficulties in persuading large semiconductor companies and digital consumer product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary manufacturing technology; and

  •
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

  •
  the competition it faces and the market acceptance of its products;

  •
  its engineering, marketing and management capabilities and the technical challenges unrelated to our technology that it faces in developing its products; and

  •
  its financial and other resources.

    None of our current licensees are obligated to license new or future generations of our processor designs. In addition, because we do not control the business practices of our licensees, we do not influence the degree to which our licensees promote our technology or set the prices at which the products incorporating our technology are sold to digital consumer product manufacturers.

    Our separation from Silicon Graphics may negatively affect certain of our existing licensee relationships, insofar as Silicon Graphics was a factor in establishing and maintaining the relationship or in negotiating the financial and other terms of our contracts with such licensees (due to, for example, Silicon Graphics' status as a customer of such licensees).

    Our quarterly financial results are subject to significant fluctuations that could adversely affect our stock price.  Our quarterly financial results may vary significantly due to a number of factors, many of which are outside of our control. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall.

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

  •
  the demand for and average selling prices of semiconductor products that incorporate our technology;

  •
  the financial terms of our contractual arrangements with our semiconductor licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones;

  •
  the relative mix of contract revenue and royalties;

  •
  competitive pressures resulting in lower contract revenue or royalty rates;

  •
  our ability to develop, introduce and market new processor intellectual property;

  •
  the establishment or loss of licensing relationships with semiconductor companies or digital consumer product manufacturers;

  •
  the timing of new products and product enhancements by us and our competitors;

  •
  changes in development schedules, research and development expenditure levels and product support by us and digital consumer product manufacturers;

  •
  seasonal fluctuations; and

  •
  general economic and market conditions.

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

  •
  changes in consumer requirements and preferences;

  •
  the introduction of products by our competitors embodying new technologies or features; and

  •
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

  •
  our ability to anticipate and timely respond to changes in the requirements of digital consumer product and business equipment manufacturers;

  •
  our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

  •
  changing consumer preferences in the digital consumer products market;

  •
  the emergence of new standards in the semiconductor, digital consumer product or business equipment industries;

  •
  the significant investment that is often required before commercial viability is determined; and

  •
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

    We have potential conflicts of interest with Silicon Graphics which could be resolved in a manner that adversely affects us.  Conflicts of interest may arise between us and Silicon Graphics in a number of areas relating to our past and ongoing relationships, including:

  •
  potential competitive business activities;

  •
  indemnification arrangements, including with respect to the separation of our business from that of Silicon Graphics and the recapitalization;

  •
  potential acquisitions or financing transactions;

  •
  sales or other dispositions by Silicon Graphics of shares of our common stock, including through the exercise of its registration rights or in a tax-free distribution to its stockholders;

  •
  the exercise by Silicon Graphics of its ability to control our management and affairs; and

  •
  tax and intellectual property matters.

    We cannot assure you that any conflicts that may arise between us and Silicon Graphics will be resolved in a manner that does not have a material adverse effect on us, even if such result is not intended by Silicon Graphics. In addition, certain of the agreements that we entered into with Silicon Graphics in connection with the separation of our business from that of Silicon Graphics contain specific procedures for resolving disputes between the two companies with respect to the subject matter of those agreements. We cannot assure you that more favorable results to us would not be obtained under different procedures.

    Silicon Graphics does not currently engage in the design and development of processor intellectual property for embedded systems applications. However, our certificate of incorporation provides that Silicon Graphics has no duty to refrain from engaging in the same or similar activities or lines of business as us.

    Ownership interests of our directors or officers in the common stock of Silicon Graphics or service as both a director of MIPS Technologies and an officer or employee of Silicon Graphics could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Silicon Graphics. Our certificate of incorporation includes provisions relating to the allocation of business opportunities that may be suitable for both us and Silicon Graphics based on the relationship to the companies of the individual to whom the opportunity is presented and the method by which it was presented

    In May 1998, we entered into a memorandum of understanding with Silicon Graphics, Nintendo Co. Ltd. and ArtX, Inc. in which Nintendo agreed that, in the absence of certain litigation we and Silicon Graphics initiated against ArtX, Inc., Nintendo would refrain from asserting any claims based on its belief that certain disclosures in the registration statement for our initial public offering constituted a breach of the confidentiality obligations contained in our contract with Nintendo. Although we and Silicon Graphics strongly disagree that any such breach has occurred, Nintendo may assert any claims it believes it has against us with respect to the disclosures in such registration statement if Silicon Graphics reasserts its claims against ArtX, Inc

    Our revenue is subject to fluctuations in currency exchange rates.  A substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that the sales by our manufacturing licensees to their customers are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected.  Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 139 employees at June 30, 1999. This increase includes the addition of 32 employees at our new development center in Denmark, as well as additional employees in our engineering, sales and marketing staff.

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

    We have been contacting critical suppliers to determine whether the products and services they provide to us are Year 2000 compliant. A delay or failure by our critical suppliers to be Year 2000 compliant could, in a worst case, interrupt our business and have an adverse effect on our business, financial condition and results of operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

    We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in money market funds operated by reputed financial institutions in the United States. Due to the nature of our investments, management has concluded that it does not have a material market risk exposure.

Item 8. Financial Statements and Supplementary Data.

See PART IV, Item 14 (a)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders of
MIPS Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. (the "Company") as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.

/s/ Ernst & Young LLP

San Jose, California
July 16, 1999

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$49,916	$45
Accounts receivable	425	250
Prepaid expenses and other current assets	2,989	618

Total current assets	53,330	913
Equipment and furniture, net	5,123	2,787
Other assets	936	996

	$59,389	$4,696

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (see Note 12 regarding related party transactions with Silicon Graphics)	$10,028	$3,087
Accrued liabilities	8,265	2,356

Total current liabilities	18,293	5,443
Deferred revenue	375	0
Stockholders' equity (deficit):
Class A common stock, $0.001 par value: 150,000,000 shares authorized; 12,372,500 and no shares issued and outstanding at June 30, 1999 and 1998	12	0
Class B common stock, $0.001 par value: 100,000,000 shares authorized; 25,069,759 and 36,000,000 shares issued and 25,069,759 and 36,000,000 shares outstanding at June 30, 1999 and 1998	25	36
Additional paid-in capital	138,880	120,041
Accumulated deficit	(98,196)	(120,824)

Total stockholders' equity (deficit)	40,721	(747)

	$59,389	$4,696

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	1999	1998	1997
Revenue:
Royalties	$59,385	$55,980	$37,192
Contract revenue	12,325	830	3,115

Total revenue	71,710	56,810	40,307
Costs and expenses (see Note 12 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	125	375	1,345
Research and development	21,069	43,446	68,827
Sales and marketing	7,359	5,307	6,170
General and administrative	7,002	4,685	4,750
Restructuring charge	—	2,614	—

Total costs and expenses	35,555	56,427	81,092

Operating income (loss)	36,155	383	(40,785)
Interest income (expense)	1,614	(7)	(50)

Income (loss) before income taxes	37,769	376	(40,835)
Provision for income taxes	15,108	—	—

Net income (loss)	$22,661	$376	$(40,835)

Net income (loss) per basic share	$0.61	$0.01	$(1.13)

Net income (loss) per diluted share	$0.58	$0.01	$(1.13)

Shares used in computing basic net income (loss) per share	37,258	36,000	36,000

Shares used in computing diluted net income (loss) per share	38,762	36,033	36,000

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands except share data)

	Common Stock
						Total Stockholders' Equity (Deficit)
	Class A Shares	Class B Shares	Amount	Additional Paid-in-Capital	Accumulated Deficit
Balances at June 30, 1996	—	36,000,000	$36	$84,182	$(80,365)	$3,853
Net loss	—	—	—	—	(40,835)	(40,835)
Net financing provided from Silicon Graphics	—	—	—	45,054	—	45,054

Balances at June 30, 1997	—	36,000,000	$36	$129,236	$(121,200)	$8,072
Net income	—	—	—	—	376	376
Net financing returned to Silicon Graphics	—	—	—	(1,965)	—	(1,965)
Net equipment transferred to Silicon Graphics	—	—	—	(7,230)	—	(7,230)

Balances at June 30, 1998	—	36,000,000	$36	$120,041	$(120,824)	$(747)
Net income	—	—	—	—	22,661	22,661
Common stock issued under employee stock option and purchase plans	192,259	—	—	2,150	—	2,150
Issuance of stock options to a consultant for services	—	—	—	818	—	818
Shares issued in initial public offering, net of issuance costs of $404	5,500,000	(4,250,000)	1	15,871	—	15,872
Secondary offering by Silicon Graphics	6,680,241	(6,680,241)	—	—	—	—
Currency translation	—	—	—	—	(33)	(33)

Balances at June 30, 1999	12,372,500	25,069,759	$37	$138,880	$(98,196)	$40,721

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	1999	1998	1997
Operating activities:
Net income (loss)	$22,661	$376	$(40,835)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	1,695	5,044	7,343
Restructuring charge	—	2,114	—
Other non-cash charges	1,103	362	99
Changes in operating assets and liabilities:
Accounts receivable	(175)	131	146
Accounts payable	6,941	(2,747)	1,899
Other assets and liabilities	5,836	(832)	(3,385)

Net cash flow provided by (used in) operating activities, excluding Silicon Graphics financing	38,061	4,448	(34,733)
Investing activities—capital expenditures	(4,069)	(2,107)	(9,913)
Financing activities:
Net proceeds from issuance of common stock	15,912	—	—
Payments on capital lease obligations	—	(331)	(408)
Net financing provided from (returned to) Silicon Graphics	—	(1,965)	45,054

Net cash provided by (used in) financing activities	15,912	(2,296)	44,646
Effect of exchange rate on cash	(33)	—	—
Net increase in cash and cash equivalents	49,871	45	—
Cash and cash equivalents, beginning of year	45	—	—

Cash and cash equivalents, end of year	$49,916	$45	$—

Supplemental disclosures of cash flow information:
Net equipment transferred to Silicon Graphics	$—	$7,230	$—
Net equipment retired	$1,900	$—	$—

Interest paid	$—	$13	$50

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation and Description of Business

    Formation of MIPS Technologies, Inc. (the "Company").  MIPS Technologies' predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the use of MIPS RISC processors in high-volume digital consumer products. However, as the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and, most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenues related to sales of Nintendo 64 video game players and related cartridges currently account for the substantial majority of the Company's revenue. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

    In April 1998, the Board of Directors of the Company approved a transaction pursuant to which Silicon Graphics transferred to the Company the assets and liabilities related to the design and development of processor intellectual property for embedded market applications (the "Separation"). In connection with the Separation, the Company and Silicon Graphics entered into a Corporate Agreement that provides for certain pre-emptive rights of Silicon Graphics to purchase shares of the Company's capital stock, registration rights related to shares of the Company's capital stock owned by Silicon Graphics and covenants against certain actions by the Company for as long as Silicon Graphics owns a majority of the Company's outstanding common stock. Furthermore, the Company and Silicon Graphics entered into a Management Services Agreement pursuant to which Silicon Graphics currently provides certain services to the Company on an interim or transitional basis.

    Since the closing of the Company's initial public offering (the "Offering") on July 6, 1998, the Company has been a majority owned subsidiary of Silicon Graphics.

    Basis of Presentation.  The accompanying consolidated financial statements for periods prior to June 30, 1998 reflect the operations of the Company's predecessor, the MIPS Group. The consolidated balance sheet as of June 30, 1998 has been prepared using the historical basis of accounting and includes all of the assets and liabilities specifically identifiable to the Company and, for certain liabilities that are not specifically identifiable, estimates have been used to allocate a portion of Silicon Graphics' liabilities to the Company. Until June 30, 1998, cash management for the Company was done by Silicon Graphics on a centralized basis and all cash provided by Silicon Graphics was recorded as interest-free financing from Silicon Graphics in these consolidated financial statements.

    The consolidated statements of operations include all revenue and costs attributable to the Company, including, prior to the Separation, a corporate allocation of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs were allocated to the Company based on certain methodologies that management believes are reasonable under the circumstances (see Note 12).

    Subsequent to June 30, 1998, the Company operated as a stand-alone company, MIPS Technologies, Inc. The consolidated financial statements include the accounts of the Company and its wholly owned Swiss subsidiary, MIPS Technologies International AG, after elimination of intercompany transactions and balances.

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

    Revenue Recognition.  The Company derives revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services to customer specifications. The Company enters into licensing agreements that provide licensees the right to incorporate the Company's intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally these agreements include one or more of the following elements: (i) royalty payments, which are payable upon the sale of a licensee's products, (ii) nonrefundable technology license fees, which are payable upon the transfer of intellectual property and (iii) engineering service fees, which generally are payable upon the Company's achievement of defined milestones. The Company classifies all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating the Company's intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). The Company classifies all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist. Engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are completed and the milestone payment is probable of collection. Milestones have historically been formulated to correlate with the estimated level of effort and related costs.

    Cost of Contract Revenue.  Cost of contract revenue consists mainly of sublicense fees, which are recognized as the obligation is incurred. Prior to fiscal 1998, such costs also included non-recurring engineering service costs directly related to a development agreement with a specific licensee, which were expensed as incurred over the period of services.

    Cash and Cash Equivalents.  Cash and cash equivalents consist of cash and money market funds.

    Currency Translation.  The assets and liabilities of international non-U.S. functional currency entities are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholder's equity in the consolidated balance sheets.

    Gains and losses from foreign currency transactions are included in current income and have not been significant to the Company's operating results in any period.

    Research and Development Expenses.  Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement or license fees. Such costs are expensed as incurred.

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

    Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets consist principally of amounts paid by the Company in advance for maintenance contracts on its computer-aided software design tools. These contracts typically cover a one-year period, over which the cost is amortized. At June 30, 1999, other current assets also includes amounts receivable from employees of $2.0 million (none at June 30, 1998) relating to an amount payable to the Company upon exercise of stock options. This amount was received after the fiscal year end.

    Stock-Based Compensation.  The Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). As allowed by SFAS 123, the Company accounts for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB25"). As a result, no expense was recognized for options to purchase common stock of Silicon Graphics (prior to the Separation) or the Company (following its initial public offering) that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under the Silicon Graphics employee stock purchase plan prior to the Separation or under the Company's employee stock purchase plan following its initial public offering. For Silicon Graphics stock options that were granted and for restricted Silicon Graphics and Company common stock issued at discounted prices, the Company recognizes compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

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

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended June 30,
	1999	1998	1997
Numerator:
Net income (loss) available to common stockholders	$22,661	$376	$(40,835)

Denominator:
Weighted-average shares of common stock outstanding	37,273	36,000	36,000
Less: Weighted-average shares subject to repurchase	(15)	—	—

Shares used in computing basic net income (loss) per share	37,258	36,000	36,000
Effect of dilutive securities-employee stock options and shares subject to repurchase	1,504	33	—

Shares used in computing diluted net income (loss) per share	38,762	36,033	36,000

Basic net income (loss) per share	$0.61	$0.01	$(1.13)
Diluted net income (loss) per share	$0.58	$0.01	$(1.13)

    Comprehensive Income.  During fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 requires the currency translation adjustment to be included in other comprehensive income. In 1999, 1998 and 1997 the currency translation adjustment was not material and total comprehensive income (loss) closely approximated net income (loss) in each fiscal year.

    Segment Information.  Effective July 1, 1998, the company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

    The Company is a leading designer of high-performance processors and related intellectual property for use in a wide variety of increasingly sophisticated consumer devices and business equipment. The Company licenses its core processor designs and related intellectual property to semiconductor manufacturers, companies that design but do not manufacture semiconductor products, and system original equipment manufacturers. These activities have been organized into one operating segment. See Note 14 for additional information.

    Recent Accounting Pronouncements.  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" ("SFAS 133") which provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities—Deferral of the Effective date of FASB Statement No. 133" ("SFAS 137"). As a result, the Company is required to adopt SFAS 133 in fiscal 2001. It's adoption is not anticipated to have an impact on the Company's results of operations or financial condition when adopted because the Company currently does not hold any derivative financial instruments and does not expect to engage in hedging activities in the near future.

Note 3. Business Risk and Customer Concentration

    The Company operates in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect the Company's operating results. Due to the Company's focus on processor designs dedicated to the embedded market, including digital consumer products, the Company can be expected to experience seasonal fluctuations in its revenue and operating results.

    The Company markets and licenses its technology to a limited number of customers and generally does not require collateral. At June 30, 1999 and 1998, one customer accounted for 100% of accounts receivable. During the years ended June 30, 1999, 1998 and 1997, revenue from two customers represented an aggregate of 80%, 85%, and 88% of total revenue, respectively. The Company expects that a significant portion of its future revenue will continue to be generated by a limited number of customers. The nonrenewal or expiration of contracts between the Company and its current customers could adversely affect near-term future operating results. The Company understands that the next generation Nintendo video game system will not incorporate any of our technology.

    A substantial portion of the Company's revenue is derived from customers outside the United States (see Note 14). The Company anticipates that revenue from international customers will continue to represent a substantial portion of its total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by the Company's manufacturing partners are denominated in foreign currencies, royalties received by the Company on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology sold by the Company to its partners were to increase as a result of fluctuations in foreign currency exchange rates, demand for the Company's technology could fall which would, in turn, reduce the Company's royalties. The relative significance of the Company's international operations exposes it to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that the Company will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on the Company's business, operating results and financial condition.

Note 4. Restructuring Charge

    The restructuring charge recorded in fiscal 1998 includes approximately $500,000 in severance and related costs (17 employees, a majority of which supported research and development activities) and $2.1 million in fixed asset write-downs related to the Company's shift in strategic direction. All the severance and related costs were paid and all employees were terminated as of June 30, 1999.

Note 5. Employee Notes Receivable

    The Company has loans outstanding to employees and an officer. Such loans are payable upon maturity and have terms ranging from three to five years. Employee loans are included in other assets in the accompanying balance sheet and approximated $824,000 and $1.0 million at June 30, 1999 and 1998, respectively. Approximately $500,000 and $682,000 of these loans at June 30, 1999 and 1998, respectively, relate to loans that are forgiven by the Company on a periodic basis as the employees or officer remains employed by the Company. Loan forgiveness charged to expense was approximately $182,000, $240,000, and $99,000 in fiscal 1999, 1998 and 1997, respectively. Upon termination of employment, the unamortized balance of the loans becomes due. Such forgivable loans bear no interest. The balance of employee loans bear interest at rates ranging from 7.19% to 7.25% and are due on dates ranging from September 1999 to March 2002.

Note 6. Equipment and Furniture

    The components of equipment and furniture are as follows (in thousands):

	June 30,
	1999	1998
Equipment	$10,031	$7,990
Furniture and fixtures	445	421

	10,476	8,411
Accumulated depreciation	(5,353)	(5,624)

Equipment and furniture, net	$5,123	$2,787

Note 7. Accrued Liabilities

    The components of accrued liabilities are as follows (in thousands):

	June 30,
	1999	1998
Accrued compensation and employee-related expenses	$3,302	$194
Development and marketing funds	705	1,555
Other accrued liabilities	4,258	607

	$8,265	$2,356

    The development and marketing funds accrual represent amounts received from certain of the Company's customers to be used in joint development and marketing programs.

Note 9. Commitments

    The Company leases certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $962,000, $998,000, $960,000, $152,000 and $152,000 for fiscal years 2000, 2001, 2002, 2003 and 2004, respectively, and approximately $253,000 for years following fiscal 2004. Rent expense under noncancelable operating leases was approximately $754,000 in fiscal year 1999 and zero in fiscal years 1998 and 1997.

Note 10. Income Taxes

    The operating results for the fiscal years ended June 30, 1998 and 1997 are attributable to the operations of the Company as a division of Silicon Graphics and were included in the income tax returns filed by Silicon Graphics. Through a tax sharing agreement with Silicon Graphics, the Company will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing date of the initial public offering, therefore, no income tax provision or benefit has been reflected for the years ended June 30, 1998 and 1997.

    As a member of Silicon Graphics' consolidated group for federal income tax purposes, the Company is jointly and severally liable for the federal income tax liability of each other member of the consolidated group. The Company is also jointly and severally liable for pension and benefit funding termination liabilities of other group members, as well as certain benefit plan taxes.

    At June 30, 1999 and 1998, the Company's deferred tax assets and the related valuation allowance were immaterial.

    Subsequent to the initial public offering, the Company, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, is responsible for its income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent the Company produces taxable income, losses or credits, it will make or receive payments to or from Silicon Graphics as though it filed separate federal, state and local income tax returns. Effective May 13, 1999, the date of a secondary offering of the Company's common stock by Silicon Graphics, Silicon Graphics' ownership of the Company was reduced to approximately 67%. Because Silicon Graphics owns less than 80% of the Company's outstanding combined Class A and Class B common stock, the Company will no longer be included in Silicon Graphics' consolidated federal tax group, but will instead be required to file separate tax returns. However, under federal income tax laws, the Company will remain jointly and severally liable for the federal tax liability of each other member of the Silicon Graphics' consolidated federal income tax group that arose during the period in which the Company was included in such group. The Company recorded a provision for income taxes of $15.1 million for fiscal 1999 to reflect amounts payable to Silicon Graphics by operation of the tax sharing agreement for the period it was part of the Silicon Graphics consolidated group and liabilities that may be payable to various taxing jurisdictions for the separate return period. This provision was based on the estimated federal and state combined statutory rate of 40% on income before taxes.

Note 11. Stockholders' Equity

    Recapitalization.  The Company effected a recapitalization of its capital stock on April 5, 1999. The recapitalization was designed to permit an orderly, multi-step increase in the number of shares of the common stock that are publicly traded while preserving Silicon Graphics' ability to dispose of its remaining interest in the Company in a transaction that is intended to be tax-free to Silicon Graphics and its stockholders. As part of the recapitalization, the Company's common stock was redesignated as Class A common stock.

    Silicon Graphics exchanged the Class A common stock it owned for Class B common stock. As a result , Silicon Graphics owns all of the outstanding shares of Class B common stock and no shares of Class A common stock. The holders of the Class A common stock, voting as a class, are entitled to elect 20% of the members of the Company's board of directors. The holders of Class A common stock will elect one director to the board of directors at the 1999 annual meeting of stockholders. Silicon Graphics, as the holder of all of the outstanding shares of Class B common stock, is entitled to elect the remaining directors. Each share of Class A common stock and Class B common stock is entitled to one vote, voting together as a single class, in all other matters submitted to a vote of stockholders.

    Shares of Class B common stock are convertible into shares of Class A common stock upon the occurrence of certain specified events including:

  •
  Automatically if, prior to a tax-free Distribution, such shares are transferred to a person other than Silicon Graphics or one of its subsidiaries;

  •
  Automatically if, prior to a tax-free Distribution, another entity acquires more than 50% of the voting power of Silicon Graphics in a merger, consolidation or tender offer;

  •
  Automatically (1) upon the closing of any transaction prior to a tax-free Distribution after which Silicon Graphics owns less than 50% of the total number of shares of Class A common stock and Class B common stock outstanding, unless our independent directors and chief executive officer determine prior to any such transaction that such automatic conversion is not in our interests or the interests of our public stockholders, and (2) in any event if, prior to a tax-free Distribution, Silicon Graphics owns less than 30% of the total number of shares of Class A common stock and Class B common stock outstanding. These provisions are intended to ensure that Silicon Graphics retains control of the Company's board of directors only if it has a substantial economic interest in the Company. These two automatic conversion provisions will not apply following a tax-free Distribution; or

  •
  Automatically immediately prior to the effectiveness of any merger or consolidation of us in which all or substantially all of the Company's capital stock is exchanged for the stock of another entity and the

  Company's stockholders immediately prior to the merger or consolidation own less than 50% of the outstanding shares of such other entity immediately after such merger or consolidation.

    All conversions will be effected on a one-for-one basis.

    Holders of Class A common stock and Class B common stock will share, equally on a per share basis, in all dividends declared by the board of directors, provided that with respect to stock dividends, holders of shares of Class A common stock will only receive shares of Class A common stock and holders of shares of Class B common stock will only receive shares of Class B common stock. The number of shares of Class A common stock and Class B common stock so paid or distributed will be equal in number on a per share basis.

    All shares of Class A common stock and Class B common stock are entitled to receive equally on a per share basis all assets available for distribution to stockholders. Prior year financial statements have been restated to reflect the recapitalization.

    Preferred Stock.  The Company has 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

    1998 Long-Term Incentive Plan.  The 1998 Long-Term Incentive Plan (the "Plan") was adopted by the board of directors of the Company and approved by the Company's Stockholder in May 1998 and later amended by our board of directors in August 1998 and May 1999. The Plan authorized the issuance of various forms of stock-based awards including incentive and non-qualified stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Stock options generally vest over a 50-month period from the date of grant. At June 30, 1999, 1,779,575 shares were available for future issuance under the Plan.

    Directors' Stock Option Plan.  The board of directors of the Company adopted and the Company's Stockholder approved the Directors' Stock Option Plan (the "Director Plan") in July 1998 and later amended by our board of directors in May 1999. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Class A common stock. Each director who has been a non-employee director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Class A common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of the Company's Class A common stock on the date of grant. Stock options generally vest over a 50-month period from the date of the grant. As of June 30, 1999, 520,000 shares were available for future issuance under the Director Plan.

    Activity under the Company's stock option plans is summarized as follows:

		Outstanding Options
	Shares available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at July 1, 1997	—	—	—
Shares authorized for issuance	6,600,000	—	—
Options granted	(2,996,900)	2,996,900	$12.00

Balance at June 30, 1998	3,603,100	2,996,900	$12.00
Additional shares authorized for issuance	600,000	—	—
Options granted	(1,923,625)	1,923,625	$22.60
Options exercised	—	(107,552)	$12.00
Options canceled	35,100	(35,100)	$14.02
Restricted shares granted	(15,000)	—	—

Balance at June 30, 1999	2,299,575	4,777,873	$16.25

    Additional information about outstanding options to purchase Class A common stock held by optionees of the Company at June 30, 1999 is as follows:

	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price		Weighted-Average Exercise Price
$11.38-$12.00	2,943,148	8.90	$11.98	688,002	$12.00
$13.19-$22.13	1,047,200	9.33	$19.29	12,780	$13.19
$25.50-$41.25	787,525	9.80	$28.18	—	—

$11.38-$41.25	4,777,873	9.14	$16.25	700,782	$12.02

    There were no options exercisable at June 30, 1998 and 1997.

    Employee Stock Purchase Plan.  The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the board of directors of the Company and approved by the Company's Stockholder in May 1998 and later amended by our board of directors in August 1998 and May 1999. The purpose of the Purchase Plan is to provide employees of the Company who participate in the Purchase Plan with an opportunity to purchase Class A common stock of the Company through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Class A common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. Purchases are limited to 10% of each employee's compensation. At June 30, 1999, 64,664 shares had been issued under the Purchase Plan and 535,336 shares were reserved for future issuance.

    Supplemental Stock Purchase Plan.  The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan") formerly known as the Non-U.S. Purchase Plan was adopted by the board in July 1998 and later amended by the board of directors in May, 1999. The purpose of the Supplemental Purchase Plan is to provide employees and consultants of the Company who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase Class A common stock of the Company at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months and each offering period is divided into four six-month exercise periods. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. At June 30, 1999, 5,043 shares had been issued under the Supplemental Purchase Plan and 54,957 shares were reserved for future issuance.

    Grant Date Fair Values.  The weighted average estimated fair value of the Company's employee stock options granted at grant date market prices during fiscal 1999 and 1998 was $14.10 and $8.71 per share, respectively. The weighted average estimated fair value of options granted to a consultant during fiscal 1998 was $7.53 per share. The weighted average estimated intrinsic value of the Company's restricted stock granted to an employee during fiscal 1999 was $12.00 per share. The weighted average estimated fair value of shares granted under the Company's stock purchase plan during fiscal 1999 was $9.04 per share.

    The weighted average fair value has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the activity under the Company's Stock Option Plans:

	Employee Stock Options		Stock Purchase Plan Shares(1)
	Year Ended June 30,		Years Ended June 30,
	1999	1998	1999
Expected life (in years)	5.0	5.0	0.5
Risk-free interest rate	5.00%	5.66%	4.76%
Volatility	0.70	0.70	0.88
Dividend yield	0%	0%	0%

(1)
No shares were issued in fiscal year ended June 30, 1998.

    The following information relates to Silicon Graphics Stock Award Plans.

    While employees of Silicon Graphics prior to the Separation, certain employees of the Company were granted options to purchase Silicon Graphics common stock and were awarded restricted shares of Silicon Graphics common stock. In addition, certain employees of the Company purchased Silicon Graphics common stock through the Silicon Graphics stock purchase plan. In connection with their acceptance of employment with the Company, employees of the Company previously employed by Silicon Graphics have mutually agreed with Silicon Graphics that all unvested options to purchase Silicon Graphics common stock and unvested restricted shares of Silicon Graphics common stock will be forfeited. In addition, such individuals had 30 or 90 days from May 29, 1998 (depending on the terms of the option grant) to exercise any vested options to purchase Silicon Graphics common stock, and any vested options that were not exercised were forfeited.

    Silicon Graphics has various stock award plans, which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees. Incentive stock options are granted at not less than the fair market value on the date of grant; the board of directors of Silicon Graphics determined the prices of nonstatutory stock option grants and restricted stock. Under the plans, options and restricted stock generally vest over a 50-month period from the date of grant.

    Silicon Graphics stock option activity related to employees of the Company is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1996	1,788,154	$22.26
Options granted	1,641,064	$21.00
Options exercised	(148,748)	$10.56
Options canceled	(1,705,085)	$23.90

Balance at June 30, 1997	1,575,385	$18.17
Options granted	161,861	$12.85
Options exercised	(113,427)	$10.77
Options canceled	(1,493,260)	$18.02

Balance at June 30, 1998	130,559	$19.62
Options granted	—
Options exercised	(4,437)	$5.53
Options canceled	(126,122)	$20.12

Balance at June 30, 1999	—

    Shares of restricted Silicon Graphics common stock awarded to employees of the Company in fiscal 1998 and 1997 were 27,000 shares and 83,500 shares, respectively.

    At June 30, 1998 and 1997 there were 130,559 and 480,629 exercisable options to purchase Silicon Graphics common stock held by employees of the Company, respectively. At June 30, 1998, there were no shares of restricted Silicon Graphics stock held by employees of the Company. At June 30, 1997, 50,125 shares of restricted Silicon Graphics stock held by employees of the Company were subject to repurchase, respectively.

    Silicon Graphics Stock Purchase Plan.  Silicon Graphics has an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The Purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. Shares issued to employees of the Company under this Plan in fiscal 1998 and 1997 were 101,292 shares and 135,808 shares, respectively.

    Grant Date Fair Values.  The weighted average estimated fair value of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998 and 1997 was $6.02 and $8.08 per share, respectively. The weighted average exercise price of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998 and 1997 was $14.89 and $20.70 per share, respectively. The weighted average estimated fair value of Silicon Graphics employee stock options granted at below grant date market prices during fiscal 1997 was $13.09 per share. The weighted average exercise price of Silicon Graphics employee stock options granted at below grant date market prices during 1997 was $15.65 per share. There were no Silicon Graphics options granted at below grant date market price during fiscal 1998. The weighted average estimated fair value of Silicon Graphics restricted stock granted during fiscal 1998 and 1997 was $24.37 and $23.37 per share, respectively. The weighted average estimated fair value of shares granted under the Silicon Graphics stock purchase plan during fiscal 1998 and 1997 was $6.88 and $7.85 per share, respectively.

    The weighted average fair value of Silicon Graphics options granted during fiscal 1998 and 1997 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options(1)		Stock Purchase Plan Shares(1)
	Years Ended June 30,		Years Ended June 30,
	1998	1997	1998	1997
Expected life (in years)	2.7	2.7	0.5	0.5
Risk-free interest rate	5.74%	6.38%	5.72%	5.45%
Volatility	0.61	0.50	0.79	0.57
Dividend yield	0%	0%	0%	0%

(1)
No Silicon Graphics options were granted or stock purchase plan shares were issued during fiscal year 1999.

    Pro Forma Information.  The Company has elected to follow APB 25 in accounting for its employee stock options to purchase both Silicon Graphics and the Company's common stock. Under APB 25, no compensation expense is recognized in the Company's financial statements except in connection with the granting of restricted stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in the Company's financial statements for stock-based awards under APB 25 for fiscal 1999, 1998 and 1997 was $898,000, $1.0 million and $1.7 million, respectively.

    Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if the Company had accounted for its employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

    The Company's pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	1999	1998	1997
Pro forma net income (loss)	$13,075	$(738)	$(46,288)
Pro forma basic net income (loss) per share	$0.35	$(0.02)	$(1.28)
Pro forma diluted net income (loss) per share	$0.34	$(0.02)	$(1.28)

    The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from the Separation and the establishment of the Company's stock option plans during 1998.

Note 12. Related Party Transactions

    Funding.  Prior to the Separation, the Company utilized Silicon Graphics' centralized cash management services and processes related to receivables, payables, payroll and other activities. The Company's net cash requirements had been then funded by Silicon Graphics. Net financing provided to the Company by Silicon Graphics in fiscal 1997 was approximately $45.1 million. There was a net return of capital to Silicon Graphics by the Company of approximately $9.2 million in fiscal 1998. The average balance due to Silicon Graphics during fiscal 1998 and 1997 was approximately $125 million and $107 million, respectively. Subsequent to the Separation in fiscal 1999, Silicon Graphics no longer provides any funding to the Company.

    At June 30, 1999, accounts payable includes approximately $8.8 million estimated net taxes payable to Silicon Graphics under the tax sharing agreement with Silicon Graphics. The tax sharing agreement provides that the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

    Corporate Services.  Prior to the Separation, Silicon Graphics allocated a portion of its domestic corporate expenses to the Company. In addition, in accordance with Staff Accounting Bulletin No. 55, certain additional allocations have been reflected in these financial statements. These expenses have included corporate communications, management, compensation and benefits administration, payroll, accounts payable, income tax compliance, treasury and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through or a percentage allocation for such services provided based on factors such as net sales, headcount and relative expenditure levels. Such allocations and corporate charges totaled $8.5 million and $11.0 million for the years ended June 30, 1998 and 1997, respectively. Subsequent to the separation in June 1998, there were no further allocations from Silicon Graphics.

    Management believes that the basis used for allocating corporate services was reasonable. While the terms of these transactions may differ from those that would result from transactions among unrelated parties, management does not believe such differences would be material.

    In June 1998, the Company and Silicon Graphics entered into the Management Services Agreement, pursuant to which Silicon Graphics will provide certain administrative and corporate support services to the Company on an interim or transitional basis, including accounting, treasury, tax, facilities and information services. Specified charges for such services are generally intended to allow Silicon Graphics to recover the fully allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. The Management Services Agreement has a three-year term and is subject to automatic termination at such time as Silicon Graphics' beneficial ownership interest in the Company's outstanding common stock ceases to exceed 50%. In addition, either Silicon Graphics or the Company may terminate the Management Services Agreement with respect to one or more of the services provided thereunder upon giving at least 30 days prior written notice to the other party. Charges incurred during fiscal year 1999 under the Management Services Agreement were $1.1 million.

    Facilities.  The Company's executive, administrative and technical offices currently occupy space in a building subleased from Silicon Graphics in Mountain View, California. Payments by the Company to Silicon Graphics under this sublease are expected to be $810,000, $846,000 and $809,000 in fiscal years 2000, 2001 and 2002, respectively, which were also disclosed in Note 9. The sublease will terminate on May 31, 2002, subject to earlier termination in certain circumstances. Rent expense paid to Silicon Graphics was $666,000 in fiscal 1999. There were no rent payments made prior to the Separation.

Note 13. Contingencies

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

Note 14. Industry and Geographic Segment Information

    The Company's revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	1999	1998	1997
United States	$7,109	$5,621	$5,066
Japan	61,851	50,939	35,241
Europe	250	250	—
Rest of World	2,500	—	—

Total revenue	$71,710	$56,810	$40,307

    Long lived assets (other than financial instruments) outside the United States were not significant at June 30, 1999, 1998 and 1997.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by this item concerning our directors is incorporated by reference to the information in the section entitled "Proposal No. 1—Election of Directors" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 1999.

    The information required by this item concerning our executive officers and family relationships is incorporated by reference in the section in Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

    The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 1999.

Item 11. Executive Compensation

    The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 1999.

Item 13. Certain Relationships and Related Transactions.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 1999.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Report:

  1.
  Financial Statements.  The following consolidated financial statements and supplementary information of the Company and Report of Independent Auditors are included in Part II of this Report:

  2.
  Schedules not listed above have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

  3.
  Exhibits.  The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999)
3.2	The Company's By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
10.1	The Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement").
10.2	The Corporate Agreement between the Company and Silicon Graphics, Inc., (incorporated herein by reference to Exhibit 10.2 to the Registration Statement.
10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).
10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).
10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).
10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).
10.7.1	The Joint Development and License Agreement between Nintendo Co., Ltd. and Nintendo of America Inc. on the one hand and Silicon Graphics, Inc. and MIPS Technologies, Inc. on the other hand (incorporated herein by reference to Exhibit 10.8.1 to the Registration Statement).*
10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement).*
10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement).*
10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement).*
10.8	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEFA14A filed with the Commission on September 21, 1999) .
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement on Form DEFA14A filed with the Commission on September 21, 1999) .
10.10	Director's Stock Option Plan.
10.11	Supplemental Stock Purchase Plan.
23.1	Consent of Ernst & Young, LLP Independent Auditors.
27.1	Financial Data Schedule.

*
The Company has received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

(b)
None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS TECHNOLOGIES, INC.
By:	/s/ John E. Bourgoin Chief Executive Officer

Date: September 20, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 20, 1999
/s/ Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 20, 1999
Kurt Akeley	Director	September , 1999
/s/ Kenneth L. Coleman	Director	September 20, 1999
/s/ Fred M. Gibbons	Director	September 20, 1999
/s/ Anthony B. Holbrook	Director	September 20, 1999
/s/ William M. Kelly	Director	September 20, 1999
/s/ Teruyasu Sekimoto	Director	September 20, 1999

QuickLinks

PART 1

PART II

PART III
PART IV

SIGNATURES