Form 10-Q
period 1999-09-30
MIPS TECHNOLOGIES INC
filed 1999-11-12
CIK 1059786

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 1, 1999, the number of outstanding shares of the Registrant's Class A common stock was 12,751,732. The number of outstanding shares of the Registrant's Class B common stock was 25,069,759, all of which are beneficially owned by Silicon Graphics, Inc.

PART 1—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 1999	June 30, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,753	$49,916
Accounts receivable	5,550	425
Prepaid expenses and other current assets	1,981	2,989

Total current assets	61,284	53,330
Equipment and furniture, net	5,148	5,123
Other assets	830	936

	$67,262	$59,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,682	$10,028
Accrued liabilities	6,521	8,265

Total current liabilities	17,203	18,293
Deferred revenue	375	375
Stockholders' equity:
Common stock	38	37
Additional paid-in capital	142,736	138,880
Accumulated deficit	(93,090)	(98,196)

Total stockholders' equity	49,684	40,721

	$67,262	$59,389

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	1999	1998
Revenue:
Royalties	$11,830	$11,611
Contract revenue	7,117	650

Total revenue	18,947	12,261
Costs and expenses:
Cost of contract revenue	500	—
Research and development	6,109	4,552
Sales and marketing	2,286	1,289
General and administrative	2,167	1,135

Total costs and expenses	11,062	6,976

Operating income	7,885	5,285
Interest income, net	638	170

Income before income taxes	8,523	5,455
Provision for income taxes	3,409	2,182

Net income	$5,114	$3,273

Net income per basic share	$0.14	$0.09

Net income per diluted share	$0.13	$0.09

Shares used in computing basic net income per share	37,627	37,182

Shares used in computing diluted net income per share	39,448	37,942

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	1999	1998
Operating activities:
Net income	$5,114	$3,273
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	565	523
Other non-cash charges	71	42
Changes in operating assets and liabilities:
Accounts receivable	(5,125)	(1,059)
Accounts payable	654	(4)
Other assets and liabilities, net	(676)	2,636

Net cash provided by operating activities	603	5,411
Investing activities—capital expenditures	(592)	(285)
Financing activities:
Net proceeds from issuance of common stock	—	15,872
Net proceeds from issuance of common stock under stock plans	5,565	—
Other assets	(1,731)	—

Net cash provided by financing activities	3,834	15,872
Effect of exchange rate changes on cash	(8)	—

Net increase in cash and cash equivalents	3,837	20,998
Cash and cash equivalents, beginning of period	49,916	45

Cash and cash equivalents, end of period	$53,753	$21,043

See accompanying notes.

MIPS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Formation and Description of Business

    Formation of MIPS Technologies, Inc. (the "Company").  MIPS Technologies' predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics, Inc. ("Silicon Graphics") adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the use of MIPS RISC processors in high volume digital consumer products. However, as the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenues related to sales of Nintendo 64 game players and related cartridges currently account for the substantial majority of the Company's revenue. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The balance sheet at June 30, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in the Company's 1999 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three months ended September 30,
	1999	1998
Numerator:
Net income available to common stockholders	$5,114	$3,273

Denominator:
Weighted-average shares of common stock outstanding	37,642	37,197
Less: Weighted-average shares subject to repurchase	(15)	(15)

Shares used in computing basic net income per share	37,627	37,182
Effect of dilutive securities-employee stock options and shares subject to repurchase	1,821	760

Shares used in computing diluted net income per share	39,448	37,942

Basic net income per share	$0.14	$0.09
Diluted net income per share	$0.13	$0.09

    Effect of 26,000 and 815 outstanding stock options have not been considered in computing diluted net income per share for the three months ended September 30, 1999 and 1998, since they are antidilutive.

Note 3. Comprehensive Income

    There is no material difference between the Company's reported net income and the comprehensive net income for the periods presented.

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

Note 5. Related Party Transactions

    At September 30, 1999, accounts payable includes approximately $185,000 payable to Silicon Graphics related to certain administrative and corporate support services provided by Silicon Graphics on behalf of the Company. At September 30, 1999 accounts payable also includes approximately $8.0 million primarily related to fiscal year 1999 estimated net taxes payable to Silicon Graphics under a tax sharing agreement with Silicon Graphics. The tax sharing agreement provides that the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

Note 6. Subsequent Events

    On October 28, 1999, the Company filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. The Company has also identified nine additional patents that it believes Lexra may be infringing and intends to assert claims under these patents as warranted based on the Company's continuing factual investigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    You should read the following discussion and analysis together with the unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. Except for the historical information contained in this Quarterly Report on Form 10-Q, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Factors That May Affect Our Business", and other risks included from time to time in our other Securities and Exchange Commission ("SEC") reports, copies of which are available from us upon request. The forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Results of Operations

    Revenue.  Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by semiconductor manufacturers of products incorporating our technology. We also receive royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with our semiconductor manufacturing partners. We receive license fees for the use of technology that we have developed internally and, in some cases, that we have licensed from third parties. Fees related to engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology we develop is licensed to multiple customers.

    Total revenue for the first quarter of fiscal 2000 increased by $6.6 million to $18.9 million, compared with $12.3 million for the comparable period in fiscal 1999. Royalties for the first quarter of fiscal 2000 increased slightly by $200,000, to $11.8 million, compared with $11.6 million for the same period in fiscal 1999. The increase in royalties was due primarily to higher royalties derived from sales of non-Nintendo products. Contract revenue for the first quarter of fiscal 2000 increased by $6.5 million compared with the same period in fiscal 2000. The increase was the result of fees generated from new agreements and engineering service fees earned upon our achievement of defined milestones.

    Cost of Contract Revenue.  Our cost of contract revenue consists of sublicense fees. We incur an obligation to pay these fees when we sublicense technology to our customers that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

    Cost of contract revenue was $500,000 for the first quarter of fiscal 2000 compared with zero for the same period in fiscal 1999. Cost of contract revenue in fiscal 2000 reflects sublicense fees paid by us. There was no such activity in the first quarter of fiscal 1999. We expect that future cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

    Research and development expenses for the first quarter of fiscal 2000 were $6.1 million compared with research and development expenses of $4.6 million for the comparable period in fiscal 1999. The $1.5 million increase in the first quarter of fiscal 2000 compared with the same period in the prior year was due to the addition of resources to support various project development activities and included the addition of 60 employees to the development team, which more than doubled the size of the team during the past twelve months. We expect research and development expenses to increase during the balance of fiscal 2000 as we continue to develop new designs for the digital consumer products market.

    Sales and Marketing, General and Administrative.  Sales and marketing and general and administrative expenses for the first quarter of fiscal 2000 increased by $2.0 million to $4.5 million compared to the same period in the prior year. The increase was due to additional resources hired to support our licensing activities and protect our intellectual property, along with the development of our administrative infrastructure to support our business as a stand-alone company. Year over year, we increased our sales and marketing and general and administrative staff to 41 persons from 29 persons to support this growth.

    Interest Income.  For the first quarter of fiscal 2000, interest income was $638,000 compared to interest income of $170,000 for the comparable period in fiscal 1999. The increase was primarily due to interest income earned from the investment of the net cash proceeds of approximately $15.9 million from our July 1998 initial public offering and the approximately $38.0 million in cash generated from our operating activities during fiscal 1999.

    Income Taxes.  We recorded a provision for income taxes of $3.4 million for the first quarter of fiscal 2000 and $2.2 million for the first quarter of fiscal 1999 based on the estimated federal and state combined statutory rate of 40% on income before taxes.

Financial Condition

    At September 30, 1999, we had cash and cash equivalents of $53.8 million and total working capital of $44.1 million.

    Our operating activities provided net cash of $603,000 for the three months ended September 30, 1999 compared to $5.4 million for the comparable period in 1998. In the three months ended September 30, 1999, net cash used in operating activities consisted mainly of an increase in accounts receivable, offset by net income. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period.

    Net cash used in investing activities was $592,000 and $285,000 for the three months ended September 30, 1999 and 1998, respectively. Net cash used in investing activities in both periods presented consisted of equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development. We expect that our capital expenditures will increase as our employee base grows.

    Net cash provided by financing activities was $3.8 million for the three months ended September 30, 1999 compared to $15.9 million for the comparable period in 1998. Net cash provided in the current period resulted primarily from the exercise of stock options. Financing activities for the three months ended September 30, 1998 consisted of $15.9 million received in connection with the issuance of common stock through our initial public offering, which was completed in July 1998.

    Our future liquidity and capital requirements are expected to vary greatly from quarter to quarter, depending on numerous factors, including, among others:

  •
  the cost, timing and success of product development efforts;

  •
  the cost and timing of sales and marketing activities;

  •
  the extent to which our existing and new technologies gain market acceptance;

  •
  the level and timing of contract revenues and royalties;

  •
  competing technological and market developments; and

  •
  the costs of maintaining and enforcing patent claims and other intellectual property rights.

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

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us.  Contract revenue and royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges accounted for 49% of our total revenue for the three months ended September 30, 1999 compared to 79% for the comparable period in 1998. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next few years. Accordingly, factors negatively affecting sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

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

    Revenue from our top two semiconductor company licensees represented an aggregate of 28% for the three months ended September 30, 1999 compared to 15% for the comparable period in fiscal 1999. We expect that this revenue concentration will continue in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

    We have potential conflicts of interest with Silicon Graphics, which could be resolved in a manner that adversely affects us.  Conflicts of interest may arise between us and Silicon Graphics in a number of areas relating to our past and ongoing relationships, including:

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

    Ownership interests of our directors or officers in the common stock of Silicon Graphics or service as both a director of MIPS Technologies and an officer or employee of Silicon Graphics could create or appear to create potential conflicts of interest when directors and officers are faced with decisions that could have different implications for us and Silicon Graphics. Our certificate of incorporation includes provisions relating to the allocation of business opportunities that may be suitable for both us and Silicon Graphics based on the relationship to the companies of the individual to whom the opportunity is presented and the method by which it was presented.

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

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected.  Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 144 employees at September 30, 1999. This increase includes the addition of 32 engineering employees in our new development center in Denmark, as well as additional employees in our engineering, sales and marketing staff.

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

    Although our processor and related designs have no inherent time or date function, we initiated a comprehensive assessment of our Year 2000 readiness in September 1998. We completed this assessment and implemented programs to make our information technology (IT) and related non-IT and processes Year 2000 compliant. In addition, we replaced our internal computer systems and operating and applications software within the past eighteen months. Each of the suppliers of these systems and software has indicated to us that it believes its products are Year 2000 compliant. We have completed changes to our critical systems and have completed all requirements for Year 2000 compliance worldwide as of the end of the third quarter of calendar year 1999. Total costs of approximately $100,000, exclusive of ordinary costs to upgrade and maintain our equipment, were charged to expense as incurred.

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

    We are continuing our assessment of the readiness of our critical suppliers to determine whether the products and services they provide to us are Year 2000 compliant. We will develop contingency plans should the need arise. A delay or failure by our critical suppliers to be Year 2000 compliant could, in a worst case, interrupt our business and have an adverse effect on our business, financial condition and results of operations.

    Year 2000 Information and Readiness Disclosure Act. The Year 2000 disclosure set forth above is intended to be a "year 2000 statement" as such term is defined in the Year 2000 Information and Readiness Disclosure Act of 1998 (the "Year 2000 Act") and, to the extend such disclosure relates to our year 2000 processing or to products or services offered by us, is also intended to be a "year 2000 readiness disclosure" as such term is defined in the Year 2000 Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in high quality short-term maturity commercial paper and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, management has concluded that we do not have a material market risk exposure.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue. In addition, from time to time, we evaluate possible patent infringement claims against third parties and may assert such claims, if appropriate.

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We have also identified nine additional patents that we believe Lexra may be infringing and intend to assert claims under these patents as warranted based on our continuing factual investigation.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

10.1	The Restated and Amended Separation Agreement between the Company and Silicon Graphics, Inc.
27.1	Financial Data Schedule.
(b)
Reports on Form 8-K.

    None.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation
By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 12, 1999

QuickLinks

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES