Form 10-Q
period 1999-12-31
MIPS TECHNOLOGIES INC
filed 2000-02-14
CIK 1059786

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                to                .

Commission file number 000-24487

MIPS Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of	77-0322161 (I.R.S. Employer
Incorporation or organization)	Identification Number)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353
(Address of principal executive offices)

Registrants' telephone number, including area code: (650) 567-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of February 1, 2000, the number of outstanding shares of the Registrant's Class A common stock was 13,051,444. The number of outstanding shares of the Registrant's Class B common stock as of February 1, 2000, was 25,069,759, all of which are beneficially owned by Silicon Graphics, Inc.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 1999	June 30, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,154	$49,916
Accounts receivable	4,750	425
Prepaid expenses and other current assets	2,308	2,989

Total current assets	77,212	53,330
Equipment and furniture, net	5,523	5,123
Other assets	862	936

	$83,597	$59,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,522	$10,028
Accrued liabilities	11,656	8,265

Total current liabilities	22,178	18,293
Deferred revenue	375	375
Stockholders' equity:
Common stock	38	37
Additional paid-in capital	147,541	138,880
Accumulated deficit	(86,535)	(98,196)

Total stockholders' equity	61,044	40,721

	$83,597	$59,389

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Revenue:
Royalties	$13,642	$13,243	$25,472	$24,854
Contract revenue	7,852	1,750	14,969	2,400

Total revenue	21,494	14,993	40,441	27,254
Costs and expenses:
Cost of contract revenue	—	125	500	125
Research and development	7,144	4,667	13,253	9,223
Sales and marketing	2,084	1,730	4,370	3,019
General and administrative	1,964	1,821	4,131	2,956

Total costs and expenses	11,192	8,343	22,254	15,323

Operating income	10,302	6,650	18,187	11,931
Interest income, net	824	264	1,462	438

Income before income taxes	11,126	6,914	19,649	12,369
Provision for income taxes	4,500	2,766	7,909	4,948

Net income	$6,626	$4,148	$11,740	$7,421

Net income per basic share	$0.17	$0.11	$0.31	$0.20

Net income per diluted share	$0.17	$0.11	$0.30	$0.19

Shares used in computing net income per basic share	37,900	37,267	37,763	37,225

Shares used in computing net income per diluted share	39,819	38,536	39,633	38,239

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	1999	1998
Operating activities:
Net income	$11,740	$7,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,150	997
Other non-cash charges	135	133
Changes in operating assets and liabilities:
Accounts receivable	(4,325)	(2,352)
Accounts payable	494	574
Other assets and liabilities, net	4,056	4,446

Net cash provided by operating activities	13,250	11,219
Investing activities—capital expenditures	(1,550)	(1,365)
Financing activities:
Net proceeds from issuance of common stock during initial public offering	—	16,150
Net proceeds from issuance of common stock under stock plans	8,616	—

Net cash provided by financing activities	8,616	16,150
Foreign currency translation adjustment	(78)	3

Net increase in cash and cash equivalents	20,238	26,007
Cash and cash equivalents, beginning of period	49,916	45

Cash and cash equivalents, end of period	$70,154	$26,052

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Formation and Description of Business

    Formation of MIPS Technologies, Inc. (the "Company").  MIPS Technologies' predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics, Inc. ("Silicon Graphics") adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the use of MIPS RISC processors in high volume digital consumer products. However, as the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. Revenues related to sales of Nintendo 64 game players and related cartridges currently account for a substantial portion of the Company's revenue. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in the Company's 1999 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	1999	1998	1999	1998
Numerator:
Net income available to common stockholders	$6,626	$4,148	$11,740	$7,421

Denominator:
Weighted-average shares of common stock outstanding	37,915	37,282	37,778	37,240
Less: Weighted-average shares subject to repurchase	(15)	(15)	(15)	(15)

Shares used in computing basic net income per share	37,900	37,267	37,763	37,225
Effect of dilutive securities-employee stock options and shares subject to repurchase	1,919	1,269	1,870	1,014

Shares used in computing diluted net income per share	39,819	38,536	39,633	38,239

Net income per basic share	$0.17	$0.11	$0.31	$0.20
Net income per diluted share	$0.17	$0.11	$0.30	$0.19
Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	24	1	25	1

Note 3. Comprehensive Income

    There is no material difference between the Company's reported net income and the comprehensive net income for all the periods presented.

Note 4. Contingencies

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

    On November 12, 1999, Lexra, Inc. filed counterclaims against the Company seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that the Company's claims of patent infringement have been made in bad faith. On December 3, 1999, the Company filed its answer to Lexra's counterclaims, and denied the substantive allegations made by Lexra.

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

    Management is not aware of any pending disputes including those discussed above that would be likely to have a material adverse effect on the Company's business, results of operations or financial condition.

Note 5. Related Party Transactions

    At December 31, 1999, accounts payable includes approximately $82,000 payable to Silicon Graphics relating to certain administrative and corporate support services provided by Silicon Graphics on behalf of the Company during the second quarter of fiscal 2000. At December 31, 1999 accounts payable also includes approximately $9.0 million primarily related to fiscal years 2000 and 1999 estimated net taxes payable to Silicon Graphics under a tax sharing agreement with Silicon Graphics. The tax sharing agreement provides that the Company and Silicon Graphics will make payments to each other such that, with respect to any period, the amount of taxes to be paid by the Company, subject to certain adjustments, will be determined as though the Company were to file separate federal, state and local income tax returns.

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

Results of Operations

    Revenue.  Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by semiconductor manufacturers of products incorporating our technology. We also receive royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with our semiconductor manufacturing partners. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. Fees related to engineering services, which are performed on a best effort basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology we develop is generally licensed to multiple customers.

    Total revenue for the second quarter and first six months of fiscal 2000 increased by $6.5 million to $21.5 million and $13.1 million to $40.4 million, respectively, compared with $15.0 million and $27.3 million for the comparable periods in fiscal 1999. Royalties for the second quarter and first six months of fiscal 2000 increased slightly by $399,000 to $13.6 million and $618,000 to $25.5 million, respectively, compared with $13.2 million and $24.9 million for the same periods in fiscal 1999. The increase in royalties for the second quarter was due primarily to higher royalties derived from sales of Nintendo products. The increase in royalties for the first six months of fiscal 2000 was due primarily to higher royalties derived from sales of non-Nintendo products. Nintendo has publicly indicated that its December quarter sales of Nintendo 64 game players and related cartridges decreased when compared to the same quarter a year ago, and this decline is likely to impact our royalties reported in the March 2000 quarter. As the Nintendo 64 video game product line continues further into its life-cycle, we expect that sales of such products and the related royalties we receive will generally trend downward, subject to seasonal fluctuations and to the impact of particular game titles introduced by Nintendo from time to time. Contract revenue for the second quarter and first six months of fiscal 2000 increased by $6.1 million to $7.9 million and $12.6 million to $15.0 million, respectively, compared with $1.8 million and $2.4 million for the same periods in fiscal 1999. The increase in both periods was the result of technology license fees from new agreements and engineering service fees earned upon our achievement of defined milestones.

    Cost of Contract Revenue.  Our cost of contract revenue consists of sublicense fees payable to third parties. We incur an obligation to pay these fees when we sublicense technology to our customers that we have licensed from third parties. Sublicense fees are recorded as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

    There was no cost of contract revenue during the second quarter of fiscal 2000 as compared to $125,000 for the same period in fiscal 1999. Cost of contract revenue was $500,000 in the first six months of fiscal 2000 compared with $125,000 for the same period in fiscal 1999. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee, are recorded as research and development expense.

    Research and development expenses for the second quarter and first six months of fiscal 2000 were $7.1 million and $13.3 million, respectively, compared with research and development expenses of $4.7 million and $9.2 million for the comparable periods in fiscal 1999. The increases in research and development expenses of $2.4 million and $4.1 million in the second quarter and first six months of fiscal 2000 compared with the same periods in the prior year were due to the addition of resources to support various project development activities including the addition of 35 employees to the development team during the past twelve months. We expect research and development expenses to increase during the balance of fiscal 2000 as we continue to develop new designs for the digital consumer products market.

    Sales and Marketing, General and Administrative.  Sales and marketing and general and administrative expenses for the second quarter and first six months of fiscal 2000 were $4.0 million and $8.5 million, respectively, compared to $3.6 million and $6.0 million for the comparable periods in fiscal 1999. The increases in sales and marketing and general and administrative expenses of $497,000 and $2.5 million in the second quarter and first six months of fiscal 2000 compared with the same periods in the prior year were due to additional resources hired to support our licensing activities and protect our intellectual property, and the development of our administrative infrastructure to support our business as a stand-alone company. We increased our sales and marketing and general and administrative staff to 43 persons as of December 31, 1999, from 35 persons as of December 31, 1998, to support this growth.

    Interest Income.  For the second quarter and first six months of fiscal 2000, interest income was $824,000 and $1.5 million, respectively, compared to interest income of $264,000 and $438,000 for the comparable periods in fiscal 1999. The increase in both periods was primarily due to interest income earned from the investment of cash generated from our operating activities and the net proceeds from issuance of common stock under our stock plans.

    Income Taxes.  We recorded a provision for income taxes of $4.5 million and $7.9 million for the second quarter and first six months of fiscal 2000, respectively, compared to $2.8 million and $4.9 million for the same periods in fiscal 1999 based on the estimated federal and state combined statutory rate of 40% on income before taxes.

Financial Condition

    At December 31, 1999, we had cash and cash equivalents of $70.2 million and total working capital of $55.0 million.

    Our operating activities provided net cash of $13.3 million for the six months ended December 31, 1999 compared to $11.2 million for the comparable period in the prior year. During the six months ended December 31, 1999, net cash provided by operating activities consisted mainly of net income offset by an increase in accounts receivable. The increase in accounts receivable was due to fees owed to us under new license agreements.

    Net cash used in investing activities was $1.6 million and $1.4 million for the six months ended December 31, 1999 and 1998, respectively. Net cash used in investing activities in both periods presented primarily represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development. We expect that our capital expenditures will increase as our employee base grows.

    Net cash provided by financing activities was $8.6 million for the six months ended December 31, 1999 compared to $16.2 million for the comparable period in the prior year. Net cash provided in the current period resulted primarily from the exercise of stock options. Financing activities for the six months ended December 31, 1998 consisted of $16.2 million received in connection with the issuance of common stock through our initial public offering, which was completed in July 1998.

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

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us. Royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges for the second quarter and first six months of fiscal 2000 were 53% and 51% respectively, of our total revenue compared to 71% and 75% for the comparable periods in fiscal 1999. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next one to two years. Accordingly, declining sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

    We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products. The next generation Nintendo video game system will not incorporate any of our technology. Our ability to diversify our sources of revenue is still uncertain and will depend on whether our processors and related designs are selected for design ("design wins") into a broader range of digital consumer products and business equipment. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

    Factors that negatively affect our semiconductor company licensees could adversely affect our business. A significant portion of our total revenue has been derived from a limited number of semiconductor companies. Accordingly, factors negatively affecting a particular licensee could adversely affect our results of operations and financial condition if such licensee accounts for a significant portion of our revenue at the time. We are subject to many risks beyond our control that influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the market for their products, their engineering capabilities and their financial and other resources.

    Revenues from our top two semiconductor company licensees represented an aggregate of 20% and 17% of total revenue for the second quarter and first six months of fiscal 2000, respectively, compared to 25% and 19% for the comparable periods in fiscal 1999. We expect that this revenue concentration will continue in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

    Our quarterly financial results are subject to significant fluctuations, which could adversely affect our stock price. Our quarterly financial results may vary significantly due to a number of factors, many of which are outside of our control. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall.

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

    To remain competitive, we must also differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor manufacturers, including some of our current and prospective manufacturing licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third party semiconductor manufacturers.

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

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected. Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 153 employees at December 31, 1999. This increase includes the addition of 36 engineering employees in our development center in Denmark, as well as additional employees in our engineering, sales and marketing staff.

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

    Although our processor and related designs have no inherent time or date function, we initiated a comprehensive assessment of our Year 2000 readiness in September 1998. We completed this assessment and implemented programs to make our information technology (IT) and related non-IT and processes Year 2000 compliant. In addition, we replaced our internal computer systems and operating and applications software within the past eighteen months. Each of the suppliers of these systems and software has indicated to us that it believes its products are Year 2000 compliant. We completed changes to our critical systems and completed all requirements for Year 2000 compliance worldwide as of the end of the third quarter of calendar year 1999. As of February 1, 2000, we have experienced no Year 2000-related problems. However, we will continue to monitor the situation for future significant Year 2000 dates such as February 28, 2000, February 29, 2000 and March 31, 2000.

    We cooperated with our licensees and others with whom we do business to coordinate Year 2000 compliance with operational processes and marketed products. To the extent that any such third-party product or technology is not Year 2000 compliant, we may be adversely affected due to our association with such product or technology. In addition, our revenue and operating results could become subject to unexpected fluctuations and could be adversely affected if our licensees or system original equipment manufacturers encounter year 2000 compliance problems that affect their ability to distribute products that incorporate our technology. As of February 1, 2000, we have received no indication from our licensees of any Year 2000-related problems.

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

    We are also exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in high quality short-term maturity commercial paper and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, we believe that we do not have a material interest rate risk exposure.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We have also identified nine additional patents that we believe Lexra may be infringing and intend to assert claims under these patents as warranted based on our continuing factual investigation.

    On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On December 3, 1999, we filed our answer to Lexra's counterclaims, and denied the substantive allegations made by Lexra.

    Our management is not aware of any pending disputes including that discussed above that would be likely to have a material adverse effect on our business, results of operations or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
We held our Annual Meeting of Stockholders on October 28, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)
Per our Amended and Restated Certificate of Incorporation, holders of our Class B common stock are entitled to elect 80% of the members of our board of directors (rounded upwards, if necessary) and holders of our Class A common stock are entitled to elect the remaining directors. Our board of directors has fixed the number of directors at seven, one of whom is elected by the holders of our Class A common stock and six of whom are elected by the holders of our Class B common stock. Our board of directors serves staggered three-year terms. Accordingly, not all directors are elected at each Annual Meeting of Stockholders. Class A Director Anthony B. Holbrook and Class B Directors John E. Bourgoin and Kenneth L. Coleman were re-elected at the meeting. The other directors whose terms of office continued after the meeting are Teruyasu Sekimoto, Fred M. Gibbons, Kurt Akeley and William M. Kelly.

(c)
The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of a director were as indicated.

(1)
To elect one Class A director and two Class B directors to serve for a three-year term.
	For	Withheld
Anthony B. Holbrook	10,754,541	103,082
John E. Bourgoin	25,069,759	—
Kenneth L. Coleman	25,069,759	—

(2)
To consider and vote on our 1998 Long-Term Incentive Plan, as amended, which provided among other things for an increase of 1,400,000 shares reserved for issuance and for an annual increase on each July 1.
For	Against	Abstain	Non-Vote
28,527,442	6,348,400	2,906	1,048,634

(3)
To consider and vote on our Employee Stock Purchase Plan, as amended, including the elimination of a provision that limits the maximum number of shares that may be reserved for issuance.
For	Against	Abstain	Non-Vote
34,157,333	663,148	58,267	1,048,634

(4)
To ratify the appointment of Ernst & Young LLP, as our independent auditors for the fiscal year ending June 30, 2000
For	Against	Abstain	Non-Vote
35,919,413	6,836	1,133	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

27.1 Financial Data Schedule.

(b)
Reports on Form 8-K.

None.

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS TECHNOLOGIES, INC.
A DELAWARE CORPORATION
By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 14, 2000

QuickLinks

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES