Form 10-Q
period 2000-03-31
MIPS TECHNOLOGIES INC
filed 2000-05-12
CIK 1059786

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to              .

Commission file number 000-24487

MIPS Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0322161
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353
(Address of principal executive offices)

Registrant's telephone number, including area code: (650) 567-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

    As of May 1, 2000, the number of outstanding shares of the Registrant's Class A common stock was 13,363,325. The number of outstanding shares of the Registrant's Class B common stock as of May 1, 2000, was 25,069,759, all of which are beneficially owned by Silicon Graphics, Inc.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2000	June 30, 1999
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$79,120	$49,916
Accounts receivable	7,488	425
Prepaid expenses and other current assets	3,394	2,989

Total current assets	90,002	53,330
Equipment and furniture, net	5,908	5,123
Other assets	848	936

	$96,758	$59,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,877	$10,028
Accrued liabilities	16,307	8,265

Total current liabilities	20,184	18,293
Deferred revenue	375	375
Stockholders' equity:
Common stock	38	37
Additional paid-in capital	152,427	138,880
Accumulated deficit	(76,266)	(98,196)

Total stockholders' equity	76,199	40,721

	$96,758	$59,389

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2000	1999	2000	1999
Revenue:
Royalties	$18,149	$23,274	$43,620	$48,127
Contract revenue	8,812	3,400	23,781	5,800

Total revenue	26,961	26,674	67,401	53,927
Costs and expenses:
Cost of contract revenue	—	—	500	125
Research and development	6,801	5,824	20,054	15,047
Sales and marketing	2,642	1,801	7,011	4,820
General and administrative	1,387	1,718	5,518	4,673

Total costs and expenses	10,830	9,343	33,083	24,665

Operating income	16,131	17,331	34,318	29,262
Interest income and other, net	1,119	469	2,581	908

Income before income taxes	17,250	17,800	36,899	30,170
Provision for income taxes	6,900	7,120	14,809	12,068

Net income	$10,350	$10,680	$22,090	$18,102

Net income per basic share	$0.27	$0.29	$0.58	$0.49

Net income per diluted share	$0.26	$0.27	$0.55	$0.47

Shares used in computing net income per basic share	38,196	37,277	37,908	37,242

Shares used in computing net income per diluted share	40,437	39,275	39,901	38,584

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2000	1999
Operating activities:
Net income	$22,090	$18,102
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,767	1,393
Other non-cash charges	202	385
Changes in operating assets and liabilities:
Accounts receivable	(7,063)	(2,873)
Accounts payable	(6,151)	5,347
Other assets and liabilities, net	7,594	3,867

Net cash provided by operating activities	18,439	26,221
Investing activities—capital expenditures	(2,555)	(1,866)
Financing activities:
Net proceeds from issuance of common stock during initial public offering	—	16,150
Net proceeds from issuance of common stock under stock plans	13,479	—

Net cash provided by financing activities	13,479	16,150
Foreign currency translation adjustment	(159)	(18)

Net increase in cash and cash equivalents	29,204	40,487
Cash and cash equivalents, beginning of period	49,916	45

Cash and cash equivalents, end of period	$79,120	$40,532

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Description of Business and Basis of Presentation

    Formation of MIPS Technologies, Inc.  MIPS Technologies' predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics, Inc. ("Silicon Graphics") adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations. In April 1998, our Board of Directors approved a transaction in which, Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications (the "Separation"). Since the closing of our initial public offering (the "Offering") on July 6, 1998, we have been a majority owned subsidiary of Silicon Graphics.

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 1999 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, for the fiscal year ended June 30, 1999, included in our 1999 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2000	1999	2000	1999
Numerator:
Net income available to common stockholders	$10,350	$10,680	$22,090	$18,102

Denominator:
Weighted-average shares of common stock outstanding	38,211	37,292	37,923	37,257
Less: Weighted-average shares subject to repurchase	(15)	(15)	(15)	(15)

Shares used in computing net income per basic share	38,196	37,277	37,908	37,242
Effect of dilutive securities-employee stock options and shares subject to repurchase	2,241	1,998	1,993	1,342

Shares used in computing net income per diluted share	40,437	39,275	39,901	38,584

Net income per basic share	$0.27	$0.29	$0.58	$0.49
Net income per diluted share	$0.26	$0.27	$0.55	$0.47
Potentially dilutive securities excluded from net income per diluted share computation because they are anti-dilutive	—	5	17	2

Note 3. Comprehensive Income

    There is no material difference between the reported net income and the comprehensive net income for all the periods presented.

Note 4. Contingencies

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We have also identified nine additional patents that we believe Lexra may be infringing and we intend to assert claims under these patents as warranted based on our continuing factual investigation.

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

    Management is not aware of any pending disputes including those discussed above that would be likely to have a material adverse effect on our results of operations or financial condition.

Note 5. Related Party Transactions

    At March 31, 2000 accounts payable includes approximately $3.3 million primarily related to fiscal year 2000 estimated net taxes payable to Silicon Graphics under a tax sharing agreement with Silicon Graphics compared to approximately $8.8 million at June 30, 1999 related to fiscal 1999 net taxes payable which has subsequently been paid to Silicon Graphics. The tax sharing agreement provides that we will make payments to Silicon Graphics, with respect to any period in which we were considered as part of the Silicon Graphics consolidated tax return. The amount of taxes to be paid, subject to certain adjustments, will be determined as though we were to file separate state and local income tax returns. At March 31, 2000, accounts payable also includes approximately $1,000 payable to Silicon Graphics relating to certain administrative and corporate support services provided by Silicon Graphics on our behalf during the third quarter of fiscal 2000.

Note 6. Recent Accounting Pronouncement

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, referred to as SAB 101. SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations.

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

Results of Operations

    Revenue.  Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by semiconductor companies of products incorporating our technology. We also receive royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees earned primarily under contracts with our semiconductor manufacturing licensees. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. Fees related to engineering services, which are performed on a best effort basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology we develop is generally licensed to multiple customers.

    Total revenue for the third quarter and first nine months of fiscal 2000 increased by $287,000 to $27.0 million and increased by $13.5 million to $67.4 million, respectively. Royalties for the third quarter and first nine months of fiscal 2000 decreased by $5.2 million to $18.1 million and decreased by $4.5 million to $43.6 million, respectively. The decrease in royalties for the third quarter was due primarily to lower royalties derived from sales of Nintendo products. The decrease in royalties for the first nine months of fiscal 2000 was due primarily to lower royalties derived from sales of Nintendo products offset in part by higher royalties derived from sales of non-Nintendo products. As the Nintendo 64 video game product line continues further into its life-cycle, we expect that sales of such products and the related royalties we receive will generally trend downward, subject to seasonal fluctuations and to the impact of particular game titles introduced by Nintendo from time to time. Contract revenue for the third quarter and first nine months of fiscal 2000 increased by $5.4 million to $8.8 million and increased by $18.0 million to $23.8 million, respectively. The increase in both periods was the result of technology license fees from new agreements and engineering service fees earned upon our achievement of defined milestones.

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

    There was no sublicensing activity during both the third quarter of fiscal 2000 and for the same period in fiscal 1999 and therefore, there was no cost of contract revenue. Cost of contract revenue was $500,000 in the first nine months of fiscal 2000 compared with $125,000 for the same period in fiscal 1999. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee, are recorded as research and development expense.

    Research and development expenses for the third quarter and first nine months of fiscal 2000 were $6.8 million and $20.1 million, respectively, compared with research and development expenses of $5.8 million and $15.0 million for the comparable periods in fiscal 1999. The increases in research and development expenses of $1.0 million and $5.0 million in the third quarter and first nine months of fiscal 2000 compared with the same periods in the prior year were due to the addition of resources to support various project development activities including the addition of 25 employees to the development team during the past twelve months. We expect research and development expenses to increase in the foreseeable future as we continue to develop new designs for the digital consumer products market and the market for embedded processors.

    Sales and Marketing, General and Administrative.  Sales and marketing and general and administrative expenses for the third quarter and first nine months of fiscal 2000 were $4.0 million and $12.5 million, respectively, compared to $3.5 million and $9.5 million for the comparable periods in fiscal 1999. The increases in sales and marketing and general and administrative expenses of $510,000 and $3.0 million in the third quarter and first nine months of fiscal 2000 compared with the same periods in the prior year were due to additional resources hired to support our licensing activities and protect our intellectual property, and the development of our administrative infrastructure to support our business. We increased our sales and marketing and general and administrative staff to 50 persons as of March 31, 2000, from 39 persons as of March 31, 1999, to support this growth.

    Interest Income and Other, Net.  For the third quarter and first nine months of fiscal 2000, interest income and other, net was $1.1 million and $2.6 million, respectively, compared to interest income and other, net of $469,000 and $908,000 for the comparable periods in fiscal 1999. The increase in both periods was primarily due to interest income earned from the investment of cash generated from our operating activities and the net proceeds from issuance of common stock under our stock plans.

    Income Taxes.  We recorded a provision for income taxes of $6.9 million and $14.8 million for the third quarter and first nine months of fiscal 2000, respectively, compared to $7.1 million and $12.1 million for the same periods in fiscal 1999 based on the estimated federal and state combined statutory rate of 40% on income before taxes.

Financial Condition

    At March 31, 2000, we had cash and cash equivalents of $79.1 million and total working capital of $69.8 million.

    Our operating activities provided net cash of $18.4 million for the nine months ended March 31, 2000 compared to $26.2 million for the comparable period in the prior year. During the nine months ended March 31, 2000, net cash provided by operating activities consisted mainly of net income offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was due to fees owed us under license agreements. The decrease in accounts payable was primarily due to a payment of taxes due to Silicon Graphics for our fiscal 1999 tax liability incurred under the tax sharing agreement with Silicon Graphics.

    Net cash used in investing activities was $2.6 million and $1.9 million for the nine months ended March 31, 2000 and 1999, respectively. Net cash used in investing activities in both periods represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development. We expect that our capital expenditures will increase as our employee base grows.

    Net cash provided by financing activities was $13.5 million for the nine months ended March 31, 2000 compared to $16.2 million for the comparable period in the prior year. Net cash provided in the current period resulted from the exercise of stock options. Financing activities for the nine months ended March 31, 1999 consisted of $16.2 million received in connection with the issuance of common stock through our initial public offering, which was completed in July 1998.

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

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us.  Royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges for the third quarter and first nine months of fiscal 2000 were 58% and 54% respectively, of our total revenue compared to 81% and 78% for the comparable periods in fiscal 1999. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a substantial portion of our total revenue for the next one to two years. Accordingly, declining sales of Nintendo 64 video game cartridges could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

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

    Revenues from our top two semiconductor company licensees represented an aggregate of 23% and 17% of total revenue for the third quarter and first nine months of fiscal 2000, respectively, compared to 11% and 14% for the comparable periods in fiscal 1999. We expect that this revenue concentration will continue in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

    If we fail to compete effectively in the market for embedded processors, our business will be adversely affected.  Competition in the market for embedded processors is intense. We believe that the principal competitive factors in our industry are performance, functionality, price, customizability and power consumption. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations and financial condition. We compete with other designers and developers of processors and cores, as well as semiconductor companies whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

    To remain competitive, we must also differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor companies, including some of our current and prospective licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third party semiconductor companies.

    Many of our existing competitors, as well as a number of potential new competitors, has longer operating histories, greater brand recognition, larger customer bases as well as greater financial and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies and products. In addition, we may face competition from non-RISC based technology designs.

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

    In May 1998, we entered into a memorandum of understanding with Silicon Graphics, Nintendo Co. Ltd. and ArtX, Inc. in which Nintendo agreed that, in the absence of certain litigation we and Silicon Graphics initiated against ArtX, Inc., Nintendo would refrain from asserting any claims based on its belief that certain disclosures in the registration statement for our initial public offering constituted a breach of the confidentiality obligations contained in our contract with Nintendo. Although we and Silicon Graphics strongly disagree that any such breach has occurred, Nintendo may assert any claims it believes it has against us with respect to the disclosures in such registration statement if Silicon Graphics reasserts its claims against ArtX, Inc.

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

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected.  Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 160 employees at March 31, 2000. This increase includes the addition of 72 research and development employees as well as additional employees in our sales, marketing and administrative staff.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    A substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that the sales by our manufacturing licensees to their customers are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue that might be earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

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

    From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue. In addition, from time to time, we evaluate possible infringement claims against third parties and may assert such claims, if appropriate.

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

Dated: May 12, 2000

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share data)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES