Form 10-K
period 2000-06-30
MIPS TECHNOLOGIES INC
filed 2000-09-22
CIK 1059786

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

For the fiscal year ended June 30, 2000

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
 Class A common stock, $.001 Par Value
Class B common stock, $.001 Par Value
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   Aggregate market value of the registrant's Class A common stock and Class B common stock held by non-affiliates of the Registrant as of September 1, 2000 was approximately $378.5 million and $1,328.5 million, respectively, based upon the closing prices reported for such date on the NASDAQ National market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock or Class B common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of September 1, 2000, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,542,708. The number of outstanding shares of the Registrant's Class B common stock, par value $.001, was 25,068,953.

   Documents incorporated by reference:

   Portions of the registrant's proxy statement for its 2000 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1. Business

General

    MIPS Technologies is a leading designer of high-performance and low power consumption processors, cores and related intellectual property for use in a wide variety of increasingly sophisticated consumer devices and networking equipment. Our industry standard designs are based on our 32- and 64-bit reduced instruction set computing (RISC) architectures. Our 64-bit RISC architecture is the volume leading architecture for 64-bit processors. We license our designs and related intellectual property to semiconductor companies and system original equipment manufacturers. Together with our licensees, we offer a broad variety of high-performance processors in standard, custom, semi-custom and application-specific products. We currently have over thirty licensees.

    Our licensees currently offer over 60 standard processors based on our RISC architecture, which have a cumulative installed base of about 160 million units. Our licensing strategy has resulted in a very strong market position for the MIPS architectures in stand-alone processors with over 50% share of market in 1999 according to Dataquest. Through our core licensing program, the MIPS architectures also have a major position in the market for system-on-a-chip (SOC) products. Our primary target market is the rapidly growing market for digital consumer products and networks that connect them. We believe that our 32- and 64-bit processor designs are well suited for these applications due to the scalability, low power consumption and high performance of our RISC architecture and the cost and time-to-market advantages provided by our intellectual property. Our core processor designs and related intellectual property have been incorporated into several key products in these markets, including video games such as the Nintendo 64 and Sony PlayStation and PlayStation 2, handheld personal computers such as the NEC MobilePro, Casio Cassiopeia, Symbol Technologies' PocketPC and the Vadem Clio, digital set-top boxes such as EchoStar's Dish Network and Motorola/General Instrument's DCT 5000 and internet appliances such as WebTV.

    MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our principal executive offices are located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000.

Industry Background

    Rapid advances in semiconductor technology have enabled the development of higher performance processors at lower cost. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, including a new generation of digital consumer products and networking equipment. Processors may be purchased individually and placed on a printed circuit board or they may be embedded into larger silicon chips. Improvements in semiconductor manufacturing processes have enabled the integration of entire systems onto a single integrated circuit to create complex system-on-a-chip solutions. In many cases, these system-on-a-chip solutions are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance processors and the development of system-on-a-chip technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly advanced digital consumer and networking products.

    Embedded systems are broadly defined as microcontrollers, processors and cores plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. In the past, this market was dominated by low-cost 4-, 8- and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32- and 64-bit processors was common in higher cost but lower volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement today's advanced functions. Today, however, the price of 32- and 64-bit processors has reached the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer products.

    Digital consumer products that incorporate low power consumption and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include the home video game console; digital cable set-top boxes; internet appliances; processor-based smart cards and handheld personal computers. To meet the demands of the digital consumer products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers such as us in the form of processor cores and other functional blocks.

The MIPS Technologies Network

    Our technology focuses on providing cost-effective, power consumption efficient, and high-performance processors, cores and related designs for high-volume embedded applications. The MIPS RISC architecture is flexible and designed to allow semiconductor manufacturers to integrate their intellectual property with our processor, core and related designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. Products incorporating the MIPS architecture range from digital cameras using processor cores with a die size of less than two square millimeters to high-performance set-top-boxes and game consoles using processors with a die size of 300 square millimeters. In addition, while designed for high performance, our RISC-based architectures are being incorporated in a number of low-power applications such as handheld personal computers and smart cards. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across a broad range of price/performance points to use common support tools and software.

    Through our network of semiconductor manufacturing and design companies, system OEMs and independent software, hardware and intellectual property (IP) vendors, we have an established infrastructure to support our architecture as a standard platform for the embedded market.

    Licensees.  We have over thirty licensees that develop, manufacture (or have manufactured) and sell silicon solutions based on the MIPS RISC processor architecture. These licensees include Alchemy Semiconductor, Inc., Altera Corporation, ATI Technologies, Inc., Broadcom Corporation, Centillium Communications, Inc., Chartered Semiconductor Manufacturing Ltd., Conexant Systems, Inc., EmpowerTel Networks, Inc (formerly known as Lara Technology, Inc.), ESS Technology, Inc., Gemplus International S.A., Integrated Device Technology, Inc., InSilicon Corporation, Integrated Telecom Express, Inc., LSI Logic Corporation, Macronix America, Inc., Metalink Ltd., General Instrument Corporation (acquired by Motorola, Inc.), NEC Corporation, NeoMagic Corporation, NKK Corporation, Philips Semiconductors International B.V., Quantum Effect Devices, Inc. (acquired by PMC-Sierra, Inc.), QuickLogic Corporation, SandCraft, Inc., SiByte, Inc., Sony Corporation, Synova, Incorporated, Taiwan Semiconductor Manufacturing Co., Ltd., Texas Instruments Incorporated, Toshiba Corporation, and Excess Bandwidth Corporation (acquired by Virata Corporation).

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

    We also develop and license custom processor designs intended to address the specific silicon process technology of the manufacturer to which it is licensed. Such designs customized to the technology of our licensee provide significant price-performance advantages. We believe that our ability to provide these custom processor designs is a competitive advantage. Recently our company expanded its reach into applications and markets with unique needs by adding indirect distribution channels. These include foundries (Chartered Semiconductor Manufacturing Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.) and IP integrators (inSilicon).

    System OEMs.  Products based on the MIPS RISC architecture are used by a variety of system OEMs in the embedded market. A number of high-profile digital consumer products incorporate the MIPS RISC architecture, including the Nintendo 64 and Sony PlayStation and PlayStation 2 video game systems, the Casio Cassiopeia and NEC MobilePro handheld personal computers, the Echo Star digital set-top box and WebTV's Internet appliance. We participate in various sales and technical efforts directed to system OEMs and have increased our business development organization to build brand awareness of the MIPS RISC architecture among system OEMs.

    Independent Software, Hardware and IP Vendors.  Our RISC architecture is further enabled by a variety of third-party independent software, hardware and IP vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs. Currently, these companies provide over 170 products in support of MIPS' RISC architecture. This support allows system OEMs to design the MIPS processor technology into their products. In particular, software operating systems developed by Microsoft and Wind River Systems, Inc. are compatible with our RISC architecture.

Markets and Applications

    Digital Consumer Products. Together with our existing semiconductor manufacturing licensees and our associated design teams, we seek to leverage our RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, handheld personal computers, smart cards and set-top boxes. To date, MIPS RISC-based processors have been designed into many digital consumer products. Revenue related to the video game market presently accounts for a significant portion of our total revenue. Such revenue is expected to gradually decline in the total revenue mix over the next few years.

      Video Games. The market for video games represented the first high-volume consumer application for 32- and 64-bit processors. Our key design wins in this market include the Nintendo 64 video game system, which uses our MIPS R4300i processor manufactured by NEC, the Sony PlayStation 2, which uses MIPS technology in an advanced design by Toshiba and a MIPS R3000 class embedded processor developed by LSI Logic, and the original Sony PlayStation, which uses a MIPS R3000 class embedded processor developed by LSI Logic.

      Set-Top Boxes. As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32- and 64-bit processors and related designs. Key design wins in this market include the set-top box used in WebTV's Internet appliance, which uses a MIPS R5000 class processor from Quantum Effect Devices, Inc. (acquired by PMC-Sierra), Echostar's Dish Network set-top box, which uses both a MIPS R3000 class processor from IDT and a MIPS R5000 class processor from Quantum Effect Devices, Inc. and General Instrument Corporation's DCT 5000+ advanced interactive digital set-top terminal which uses a MIPS R5000 class processor from NEC. Broadcom has announced a MIPS-based BCM3310 QAMLink communications processor targeted at the cable modem and set-top box markets. Philips licensed our 20K 64-bit processor core for use in its Nexperia advanced digitalTV and STB platforms.

      Handheld Personal Computers. While the market for handheld personal computers has only recently begun to develop, we expect that this market will continue to grow. To date, our RISC-based processor designs have been incorporated into products of Casio, Symbol Technologies and Vadem. In addition, NEC has incorporated a R4000 class processor design into its MobilePro handheld personal computer, and Vadem has incorporated a similar processor into its Clio.

      Other Digital Consumer Products. Other potential digital consumer product applications for our 32- and 64-bit processors include Windows-based terminals, mobile telecommunications products, Digital Versatile Disk (DVD) players, digital televisions, cameras and automotive applications. A particularly promising and rapidly growing new market is the smart card market, which is evolving from using microcontroller technology to 32-bit processor-based designs.

      Networking Equipment. MIPS architecture is a leading architecture in networking routers and switches at Cisco. Other OEM customers include Nortel Networks, Lucent Technologies, Extreme Networks and Cobalt. In cable and xDSL modems, we are a leading supplier to customers like Broadcom, 3Com, Centillium, Metalink and Excess Bandwidth (acquired by Virata Corporation).

      Business Equipment. Significant design wins in office automation applications include laser printers from Hewlett-Packard, QMS, Lanier and Kodak.

Products

    We design, develop and license intellectual property for high-performance processors. Our intellectual property is used in the design of processors, processor cores, instruction set architectures (ISAs) and application specific extensions (ASEs) that enable our licensees to design and/or manufacture flexible, high-performance processors, cores and systems-on-a-chip (SOCs) for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with our licensees, we seek to strengthen the position of the MIPS architecture and proliferate our designs in embedded systems applications. We have not historically and do not intend to manufacture processors and related devices.

    Designs.  We currently provide flexible, modular processor and core designs covering a range of performance/price points to enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

      MIPS32 4K Cores. The MIPS32 4Kc, MIPS32 4Km and MIPS32 4Kp processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. The MIPS32 4K core designs are available in both optimized and synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

      MIPS64 5Kc Core. The MIPS64 5Kc processor core is a 64-bit core design aimed at companies with short time-to-market requirements that also require the higher performance of a 64-bit core. The MIPS64 5Kc core design is expected to be available in both optimized and synthesizable formats late in calendar year 2000.

      MIPS64 20K Family. The MIPS64 R20K processor is a 64-bit processor design based on the MIPS64 architecture with special 64-bit operations for high performance graphics and is the highest performance, licensable processor IP available today. The MIPS64 R20K processor is well suited for digital consumer devices, enterprise networking and communications products. The R20K is complemented by the MIPS64 20Kc processor core and is targeted at high-performance systems-on-a-chip. Together, the R20K processor provides a time-to-market solution for board-level integration while the 20Kc processor core enables cost reduction and system innovation for systems-on-a-chip.

    MIPS32 and MIPS64 Architectures.  The MIPS32 and MIPS64 architectures provide new and improved features for the system developer and make it easier for the development tool vendors to provide comprehensive support across both 32-bit and 64-bit implementations. These architectures are a combination of binary instructions, and the hardware to execute them, which together determine the native capability of a processor. Architectural standards are important because, among other things, they become the common points around which tools are built, software libraries and compilers are written, and software operating systems are developed. Elements of an instruction set architecture may be copyrighted or patented, thus preventing unrestricted use without a license. We license our instruction set architectures to promote the development and marketing of our compatible parts by our semiconductor licensees.

    Application Specific Extensions.  Application specific extensions (ASEs) are intended to provide design flexibility for our application-specific products and are offered to our semiconductor manufacturing licensees as optional, additional features to our processors and cores.

      MIPS16 ASE. The MIPS16 ASE substantially reduces system costs by reducing memory requirements through the use of 16-bit instruction representation.

      MIPS-3D ASE. The MIPS-3D ASE dramatically increases geometry processing performance for MIPS64-based processors. MIPS-3D includes 13 new instructions to the MIPS64 floating point unit and provides up to 35 million polygons/second of geometry processing power in a 750 MHz MIPS64 20Kc implementation.

      SmartMIPS ASE. The SmartMIPS ASE was announced in July 2000 for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The details of the SmartMIPS ASE will be announced in the coming year.

    MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, R3000, R4000, R5000 are registered trademarks, and R4300i, MIPS-3D, MIPS16, MIPS32, MIPS64, 4K, 4Kc, 4Kp, 4Km, 5Kc, 20K, R20K, 20Kc and SmartMIPS are trademarks of MIPS Technologies, Inc. This report also contains trademarks and registered trademarks of other companies.

Research and Development

    We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers that possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS RISC architecture and develop a broader line of processors and cores that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors, cores and software technology. We believe that this increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized instruction set architecture and application specific extensions to work within and around our RISC architecture to enhance and tailor the capabilities of our processor designs for specific applications.

    We develop and license our processor designs in several forms. Custom processor designs are intended to address the specific silicon process technology of the manufacturer to which it is licensed. We believe that our ability to provide these custom designs is a competitive advantage. We also generate both high-level description language representations of our custom designs called synthesizable or "soft" cores, and intermediate representations with some process targeting called optimized cores. Synthesizable and optimized cores are flexible and can be licensed to multiple customers and used in multiple applications. Synthesizable cores are delivered as high-level, process independent circuit descriptions, leaving the process implementation details to the licensee. These designs provide the greatest flexibility to semiconductor companies. Optimized cores are generated using standard ASIC methodologies, including circuit synthesis and automatic place-and-route. The use of optimized cores simplifies and expedites the task of porting a design to a specific manufacturing process. Implementation advantages of a new process technology can be quickly exploited using optimized cores without significant circuit redesign.

    At June 30, 2000, our research and development staff totaled 117 persons compared to 98 employees at June 30, 1999. We intend to hire additional highly skilled technical personnel to staff our anticipated research and development activities. Research and development expenses were $28.1 million, $21.1 million and $43.4 million in fiscal 2000, 1999, and 1998, respectively.

Sales and Marketing

    Our sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor companies and participating in marketing, sales and technical efforts directed to system OEMs. We license our RISC-based processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. The alliances we establish form a distribution channel and are an important element of our strategy to proliferate the MIPS RISC architecture as the standard in the embedded processor industry. In establishing these alliances, we seek to license our technology to those companies we believe can help us grow the overall market share of MIPS-based products through the use of their design capabilities, sales relationships, manufacturing expertise, applications knowledge or other capabilities.

    We presently have one customer that individually accounts for more than 10% of our total revenue: Nintendo. All of the revenue derived from this customer reflects royalties related to sales of Nintendo 64 video game cartridges. Revenue related to sales of Nintendo 64 video game cartridges is expected to continue to account for a significant portion of our total revenue for the next year. The next generation Nintendo video game system will not incorporate any of our technology. Because revenue related to sales of Nintendo 64 video game cartridges is expected to represent a significant portion of our total revenue, we also expect to experience seasonal fluctuations in our revenue and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue". For financial information regarding revenue derived from our international licensees, see Note 13 of Notes to Consolidated Financial Statements.

    Although the precise terms of our contracts vary from licensee to licensee, they typically provide for technology license and engineering service fees which may be payable up-front and/or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Our contracts also provide for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology and, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services and sales and marketing support.

    Certain of our marketing activities are also aimed at system OEMs. Through targeted advertising and co-marketing programs with our licensees, we seek to increase awareness of the MIPS RISC architecture. We believe that these efforts will provide product differentiation that will generate demand for our technology from digital consumer product and business equipment manufacturers, thereby increasing demand from semiconductor companies for our designs in their products.

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

    We own 57 U.S. patents on various aspects of our technology, with expiration dates ranging from 2006 to 2017, 27 pending U.S. patent applications, as well as all foreign counterparts relating thereto. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

    We also use licensing agreements, and employee and third party nondisclosure and assignment agreements to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire or other basis. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of such rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. There can also be no assurance that the steps we have taken to obtain ownership of contributed intellectual property will be sufficient to assure our ownership of all proprietary rights.

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

    In connection with our separation from Silicon Graphics in July 1998, we entered into arrangements with Silicon Graphics pursuant to which certain intellectual property was assigned to us, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to us; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to us. In the past, the MIPS Group (a division of Silicon Graphics) has benefited from its status as a division of Silicon Graphics in our access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. There can be no assurance that the separation of our business from that of Silicon Graphics will not adversely affect our ability to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future. In addition, in connection with any future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

Competition

    The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor market are performance, functionality, price, customizability and power consumption. Our processors and cores compete with those of ARM Holdings plc, Hitachi Semiconductor (America) Inc. and Power PC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including Advanced Micro Devices, Inc., Intel Corporation, Motorola, Inc. and National Semiconductor Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

    To remain competitive, we must continue to differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with our processor and related designs or will not actively seek to participate as merchant vendors in the intellectual property component market by selling to third-party semiconductor manufacturers or, if they do, that we will be able to compete with them successfully. To the extent that these alternative technologies provide comparable performance at a lower or similar cost than our technology, semiconductor companies may adopt and promote these alternative technologies. Certain of our competitors have greater name recognition and customer bases as well as greater financial and marketing resources than us, and such competition could adversely affect our business, results of operations and financial condition.

Employees

    As of June 30, 2000, we had 174 full time employees. Of this total, 117 were in research and development, 39 were in sales and marketing and 18 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. We intend to hire additional highly skilled technical personnel to staff our anticipated research and development activities. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

    Our executive, administrative and technical offices currently occupy approximately 44,500 square feet (with an option to increase to 55,000 square feet) in a building subleased from Silicon Graphics in Mountain View, California. Payments by us to Silicon Graphics under this sublease are equal to amounts payable by Silicon Graphics under its sublease for the property with a third party. This sublease will expire on May 31, 2002, subject to earlier termination in certain circumstances.

    In addition, we lease approximately 44,600 square feet of technical office space near Copenhagen, Denmark for our European based development team. The lease will expire in April, 2010. We also have worldwide sales locations in Japan, the United Kingdom, France, Germany, Texas, and Southern California.

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

    We are not aware of any pending disputes, including that discussed above, that would be likely to have a material adverse effect on our business, results of operations or financial condition.

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

    As previously disclosed, in May 1998, we entered into a memorandum of understanding with Silicon Graphics, Nintendo Co. Ltd. and ArtX, Inc. (now a part of ATI Technologies, Inc.) in which Nintendo agreed that, in the absence of certain litigation we and Silicon Graphics initiated against ArtX, Inc., Nintendo would refrain from asserting any claims based on its belief that certain disclosures in the registration statement for our initial public offering constituted a breach of the confidentiality obligations contained in our contract with Nintendo. Although we strongly disagree that any such breach has occurred, Nintendo may assert any claims it believes it has against us with respect to the disclosures in such registration statement if Silicon Graphics reasserts its claims against ArtX, Inc.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

Executive Officers of the Registrant.

    Our executive officers and their ages as of June 30, 2000, were as follows:

Name	Age	Position
John E. Bourgoin	54	Chief Executive Officer and President
Lavi Lev	43	Senior Vice President, Engineering
Kevin C. Eichler	40	Vice President, Chief Financial Officer and Treasurer
Derek Meyer	40	Vice President, Worldwide Field Operations
Sandy Creighton	47	Vice President, General Counsel and Secretary
John Brian Knowles	53	Vice President, Marketing

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

    Lavi Lev has served as our Senior Vice President—Engineering since March 1998, and was Vice President—Engineering of Silicon Graphics from 1996 to March 1998. From 1995 to 1996, he served as Vice President, Engineering at MicroUnity Systems Engineering.

    Kevin C. Eichler has served as our Vice President, Chief Financial Officer and Treasurer since May 1998. Prior to joining us and since 1996, Mr. Eichler served as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Visigenic Software Inc., an independent provider of software tools for distributed object technologies for the Internet, Intranet and enterprise computing environments. From 1995 to 1996, he served as Executive Vice President, Finance and Chief Financial Officer of National Information Group, a provider of technology solutions for financial services companies.

    Derek Meyer has served as our Vice President of Worldwide Field Operations since September 1999 and was Vice President—Sales and Marketing from March 1998 to September 1999. Mr. Meyer joined us in May 1996 as Director of Worldwide Marketing and Sales. Prior to joining us and since 1994, Mr. Meyer served as marketing director for the TriMedia division of Philips Semiconductors.

    Sandy Creighton has served as our Vice President, General Counsel and Secretary since June 1998. Prior to joining us and since 1991, Ms. Creighton was Deputy General Counsel at Sun Microsystems, Inc

    John Brian Knowles has served as our Vice President of Marketing since September 1999. Mr. Knowles joined us in December 1998 as Director of European Business Development. Prior to joining us and since 1992, Mr. Knowles was Director, North American Sales for Sun Microsystems Microelectronics Division.

    There is no family relationship between any of our executive officers.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our common stock has been quoted on the NASDAQ National Market under the symbol "MIPS" since our initial public offering on June 30, 1998. Prior to such time, there was no public market for our common stock. Effective April 5, 1999 and in connection with our recapitalization, our common stock, as then quoted on the NASDAQ National Market, was redesignated as Class A common stock. On the effective date of our initial public offering, June 30, 1998, the reported last sale price of our common stock was $13.44 per share. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend of Class B common stock to its stockholders. Prior to this distribution, the Class B shares were not publicly traded. On June 21, 2000, the first day of public trading of Class B common stock under the market symbol "MIPSB", the reported last sale price was $32.88. The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our Class A and Class B common stock on the NASDAQ National Market.

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2000
First Quarter	$45.00	$29.50	—	—
Second Quarter	$63.75	$26.75	—	—
Third Quarter	$90.69	$42.94	—	—
Fourth Quarter	$55.75	$18.19	$39.69	$32.00
	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 1999
First Quarter	$23.25	$10.63	—	—
Second Quarter	$32.00	$14.84	—	—
Third Quarter	$66.38	$28.25	—	—
Fourth Quarter	$59.50	$25.50	—	—

    As of September 1, 2000, there were approximately 42 stockholders of record of our Class A common stock and 5,203 stockholders of record of our Class B common stock. Because most of our Class A and Class B common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

    You should read the selected consolidated financial data set forth below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below for the fiscal years ended June 30, 2000, 1999, 1998, 1997 and 1996 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

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

	Years Ended June 30,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Statements of Operations Data:
Revenue:
Royalties	$55,828	$59,385	$55,980	$37,192	$19,716
Contract revenue	34,011	12,325	830	3,115	17,327

Total revenue	89,839	71,710	56,810	40,307	37,043
Costs and expenses:
Cost of contract revenue	750	125	375	1,345	5,580
Research and development	28,104	21,069	43,446	68,827	48,402
Sales and marketing	10,354	7,359	5,307	6,170	6,026
General and administrative	7,781	7,002	4,685	4,750	4,601
Restructuring charge	—	—	2,614	—	—

Total costs and expenses	46,989	35,555	56,427	81,092	64,609

Operating income (loss)	42,850	36,155	383	(40,785)	(27,566)
Other income (expense), net	3,896	1,614	(7)	(50)	(99)

Income (loss) before income taxes	46,746	37,769	376	(40,835)	(27,665)
Provision for income taxes	19,633	15,108	—	—	—
Net income (loss)	$27,113	$22,661	$376	$(40,835)	$(27,665)

Net income (loss) per basic share	$0.71	$0.61	$0.01	$(1.13)	$(0.77)
Net income (loss) per diluted share	$0.68	$0.58	$0.01	$(1.13)	$(0.77)
	June 30,
	2000	1999	1998	1997	1996
	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$84,359	$49,916	$45	$—	$—
Working capital (deficiency)	84,488	35,037	(4,530)	(8,446)	(8,531)
Total assets	109,252	59,389	4,696	19,674	15,289
Long-term obligations, net of current maturities	—	—	—	—	331
Total stockholders' equity (deficit)	92,204	40,721	(747)	8,072	3,853

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

    Revenue related to sales of Nintendo 64 video game players and related cartridges currently accounts for a significant portion of our revenue. In the short term, we intend to use our operating cash flows, including royalties we receive with respect to sales of Nintendo 64 video game players and related cartridges, to fund processor and related design efforts aimed at the digital consumer products market and to establish and strengthen relationships with semiconductor licensees and system original equipment manufacturers (system OEMs). As part of these efforts, we intend to develop processors with increased flexibility and modularity that will allow our semiconductor licensees, as well as system OEMs, to provide high-performance, customized products more quickly.

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

    Our revenue consists of royalties and contract revenue earned under contracts with our licensees and under our agreement with Nintendo. Our contracts with our licensees are typically subject to periodic renewal or extension and expire at various dates through June 2010. We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property (i.e., generally in the quarter following the sale of the licensee's product to its customer). Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Under the terms of an agreement with Silicon Graphics entered into in connection with the separation, we also receive all royalties payable by Nintendo relating to sales of Nintendo 64 video game players and related cartridges.

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

    In fiscal 2000, royalties accounted for approximately 62% of our total revenue while contract revenue increased to 38% of our total revenue compared to 17% in fiscal 1999 as we continue to diversify our revenue base. In fiscal 1999 and 1998, our revenue consisted primarily of royalties, which exceeded 80% of our total revenue during those periods, due primarily to royalties earned from Nintendo, and to a lesser extent from NEC, on sales of Nintendo 64 video game players and related cartridges.

    Royalties from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges accounted for approximately 49% of our total revenue for fiscal 2000, 71% of our total revenue for fiscal 1999 and 79% of our total revenue for fiscal 1998. We anticipate that revenue related to sales of Nintendo 64 video game players and related cartridges will continue to represent a significant portion of our total revenue for the next year. We receive royalties from NEC based on a percentage of the revenue derived by NEC from sales of the processor included in the Nintendo 64 video game player. Current royalties from Nintendo are based on unit sales of Nintendo 64 video game cartridges. We also received royalties from Nintendo with respect to the graphics chip included in Nintendo 64 video game players, and these royalties had a lifetime cap based on unit sales that was reached in the second quarter of fiscal 1998. There is no cap on royalties from NEC with respect to its sale of processors to Nintendo for Nintendo 64 video game players or on royalties from Nintendo with respect to sales of Nintendo 64 video game cartridges.

    The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges. In addition, the eventual introduction of the next generation Nintendo video game system is likely to result in declining sales of Nintendo 64 video game players and related cartridges, although sales of video game cartridges, which currently account for a significant portion of our royalties, will continue, albeit at a declining rate, for a period of time after the introduction. We developed key elements of the Nintendo 64 system in conjunction with Silicon Graphics. These elements included certain software and graphics technologies, which, as a result of our separation from Silicon Graphics and our shift in strategic direction in early 1998, we no longer offer. Accordingly, we will need to generate revenue growth from our stated markets to offset the decline of Nintendo 64 royalties. The next generation Nintendo video game system will not incorporate any of our technology. We expect that royalties will continue to represent a significant percentage of our total revenue over the next few years due to our contractual arrangements with Nintendo and the royalties derived from new licensing arrangements. The amount, timing and relative mix of royalties and contract revenue is difficult to predict. Factors affecting the amount and timing of our future royalties include:

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

    Contract revenue may fluctuate significantly from period to period and any increase or decrease in such revenue will not be indicative of future period-to-period increases or decreases. Factors affecting the amount and timing of our future contract revenue include:

  •
  the financial terms of our contractual arrangements with our semiconductor licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones; and

  •
  the adoption of our technology by semiconductor companies, which is influenced by a number of factors including competitive conditions in the market for processor and core intellectual property.

    Although a substantial portion of our total revenue to date has been derived from royalties and contract revenue relating to sales of Nintendo 64 video game products, we expect that royalties and contract revenue related to sales of other digital consumer products, such as handheld personal computers, smart cards and set-top boxes, as well as other video game products, will constitute an increasingly significant portion of our total revenue. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers, and the royalty reports submitted by our semiconductor licensees generally do not disclose which consumer products include our RISC technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will be dependent upon a particular digital consumer product or product manufacturer.

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

    To date, companies based in Japan have accounted for the substantial majority of our total revenue, and nearly all of our international revenue. International revenue accounted for approximately 66% of our total revenue in fiscal 2000 and 90% of our total revenue in both fiscal 1999 and fiscal 1998. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees, will continue to represent a significant portion of our total revenue. However, most of our international licensees have customers worldwide including those based in the United States. Therefore, our royalty revenue is derived from a global customer base.

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

Research and Development

    The separation of our business from that of Silicon Graphics and our shift in strategic direction has significantly impacted our research and development cost structure. The markets we presently target allow us to use relatively small design teams and to rely largely on industry standard third-party design tools. By contrast, Silicon Graphics' complex processor requirements and its need to develop and maintain proprietary design tools demanded that the MIPS Group employ large design teams. As a result, we were able to reduce our staffing requirements and costs.

    In the second half of fiscal 1998, we reduced our research and development staff from 221 persons down to 36 persons, reflecting the transfer to Silicon Graphics of employees engaged in the development of next generation processors for Silicon Graphics' systems as well as other staff reductions associated with the separation and shift in strategic direction.

    At June 30, 1999, our research and development staff increased to 98 persons. This increase reflects in part the addition of 32 employees to staff our research and development activities in a new development center near Copenhagen, Denmark that began operations in December 1998. These employees are engaged in product development and also provide support and design expertise for our European-based customers. At June 30, 2000, our research and development staff increased to 117 persons as we added resources for new development projects. We expect that our research and development staff and expenses will increase as we continue to develop new designs for the digital consumer products and business equipment markets.

    The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

Sales and Marketing

    Sales and marketing expenses include salaries, travel expenses and costs associated with third party independent software development tools, direct marketing, advertising and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting licensing relationships with semiconductor manufacturers, fabless semiconductor companies and system OEMs. At June 30, 2000, our sales and marketing staff totaled 39 persons. Our sales and marketing staff and related expenses are expected to increase as we seek to diversify our revenue base.

General and Administrative

    Historically, a significant portion of our general and administrative expenses have reflected an allocation of corporate overhead by Silicon Graphics based on headcount and a percentage allocation based on certain factors, including net sales, headcount and relative expenditure levels. Presently, certain facilities services are provided to us pursuant to an agreement with Silicon Graphics. Our general and administrative expenses have grown substantially since the separation due, in part, to costs related to our status as a stand-alone entity, such as increased legal and patent related costs, and expenses related to compliance with the reporting and other requirements of a publicly traded company. We expect our general and administrative expenses will remain relatively stable in the near future.

Results of Operation—Years Ended June 30, 2000, 1999 and 1998

    Our total revenue in fiscal 2000, 1999 and 1998 were as follows:

Fiscal Year	Total Revenue
2000	$89.8 million
1999	71.7 million
1998	56.8 million

    Total revenue consisted of royalty revenue and contract revenue. Total revenue increased by $18.1 million in fiscal 2000 and by $14.9 million in fiscal 1999, primarily due to an increase in contract revenue as we entered into technology licensing agreements with both new and existing licensees. Royalties for fiscal 2000, 1999 and 1998 consisted of royalties from sale by semiconductor licensees of products incorporating our technology and from sales of Nintendo 64 video game players and related cartridges. Total royalties in fiscal 2000 decreased by $3.6 million due to a decline in royalties from Nintendo 64 products. This decline was offset in part by a 20% increase in non-Nintendo 64 royalties. Contract revenue for fiscal 2000 and 1999 consists of fees generated from new license agreements entered into during these periods, and included engineering service fees earned upon our achievement of defined development milestones. Contract revenue for fiscal 1998 consisted principally of license fees related to code compression technology.

    Our costs of contract revenue in fiscal 2000, 1999 and 1998 were as follows:

Fiscal Year	Cost of Contract Revenue
2000	$750,000
1999	125,000
1998	375,000

    Cost of contract revenue in fiscal 2000, 1999 and 1998 was principally attributable to sublicense fees. We believe that future cost of contract revenue will be minimal.

    Research and development expenses in fiscal 2000, 1999 and 1998 were as follows:

Fiscal Year	Research and Development Expenses
2000	$28.1 million
1999	21.1 million
1998	43.4 million

    The increase in research and development expenses of $7.0 million in fiscal 2000 from fiscal 1999 reflects the additional resources needed to staff and support new development projects. The $22.3 million decrease in fiscal 1999 from fiscal 1998 reflects the separation of our business from that of Silicon Graphics as well as the change in our strategic direction in the second half of fiscal 1998. Research and development expenses for the first half of fiscal 1998 reflects the operations of the MIPS Group, a division of Silicon Graphics, which had a staff of 221 persons at December 31, 1997. Because the markets we have targeted allow us to use relatively small design teams and to rely largely on industry standard third-party design tools, we reduced our research and development staff by approximately 185 persons in connection with the separation during the second half of fiscal 1998.

    Sales and marketing expenses in fiscal 2000, 1999 and 1998 were as follows:

Fiscal Year	Sales and Marketing Expenses
2000	$10.4 million
1999	7.4 million
1998	5.3 million

    The increase in sales and marketing expenses in both fiscal 2000 and fiscal 1999 was primarily due to an increase in support of our licensing revenue growth and an increase in product and industry marketing activities.

    General and administrative expenses in fiscal 2000, 1999 and 1998 were as follows:

Fiscal Year	General and Administrative Expenses
2000	$7.8 million
1999	7.0 million
1998	4.7 million

    The increase in general and administrative expenses in both fiscal 2000 and 1999 reflects the existence of legal and administrative costs related to our status as a publicly traded company that we did not incur prior to our separation from Silicon Graphics.

    The restructuring charge taken in the second quarter of fiscal 1998 included $500,000 in severance-related costs and $2.1 million in asset write-downs related to our shift in strategic direction.

    Other income and expense, (net) consists primarily of interest income of $3.8 million in fiscal 2000 compared to $1.6 million in fiscal 1999 and compared to interest expense of $7,000 in fiscal 1998. The interest income was earned from the investment of the net cash proceeds of approximately $16.0 million from our July 1998 initial public offering and the cash generated from our operating activities during fiscal 2000 and 1999.

    On May 13, 1999, the effective date of a secondary offering of our common stock by Silicon Graphics, Silicon Graphics' ownership interest in us was reduced to approximately 67%. Because Silicon Graphics owned less than 80% of our outstanding Class A and Class B common stock, we are no longer included in Silicon Graphics' consolidated federal income tax group, but have instead filed separate tax returns. While we were a part of Silicon Graphics' consolidated group for federal income tax purposes, we were responsible for our income taxes through a tax sharing agreement with Silicon Graphics. To the extent we produced taxable income, losses or credits, we made or received payments as though we filed separate federal, state and local income tax returns. We recorded a provision for income taxes of $19.6 million in fiscal 2000 based on an estimated federal and state combined rate of 42% of income before taxes. We recorded a provision for income taxes of $15.1 million in fiscal 1999 based on an estimated federal and state combined rate of 40% on income before taxes. Because our tax sharing agreement provides that we do not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing of our initial public offering in July 1998, no income tax provision or benefit was reflected in fiscal 1998.

Impact of Currency

    Certain of our international licensees pay royalties based on revenues that are reported in a local currency (currently yen) and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by our manufacturing licensees are denominated in foreign currencies, royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase as a result of fluctuations in foreign currency exchange rates, demand for technology could fall, which would, in turn, reduce our royalties. We are unable to predict the amount of non-U.S. dollar denominated revenue earned by our licensees and, therefore, have not attempted to mitigate the effect that currency fluctuations may have on our royalty revenue.

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

    At June 30, 2000, we had cash and cash equivalents of $84.4 million and working capital of $84.5 million. For fiscal year ended June 30, 2000, our operating activities provided net cash of $24.1 million, primarily reflecting net income partially offset by an increase in accounts receivable, a decrease in accounts payable and an increase in accrued liabilities. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period. The decrease in accounts payable was the result of a payment to Silicon Graphics for taxes accrued at June 30, 1999. The increase in accrued liabilities is attributable to an increase in income taxes payable. For the fiscal year ended June 30, 1999, our operating activities provided net cash of $38.1 million, primarily reflecting net income and an increase in accounts payable and accrued liabilities, as well as depreciation and other non-cash charges, partially offset by an increase in accounts receivable. The increase in accounts payable and accrued liabilities was the result of accrued income taxes and an increase in accrued compensation related to higher staffing levels, as well as accumulated performance bonuses and increased accrued administrative costs associated with being a public company. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period. For the fiscal year ended June 30, 1998, our operating activities provided net cash of $4.4 million, primarily reflecting approximately $7.1 million of non-cash depreciation and restructuring charges offset in part by a decrease in accounts payable of $2.7 million.

    Net cash used in investing activities was $4.1 million, $4.1 million and $2.1 million for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. Net cash used in investing activities in all periods presented consisted of equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $14.7 million for the fiscal year ended June 30, 2000, compared to $15.9 million for fiscal 1999 and net cash used in financing activities of $2.3 million for fiscal 1998. Net cash provided by financing activities for fiscal 2000 consisted primarily of net cash proceeds to us from the issuance of common stock through the exercise of stock options. Net cash provided by financing activities for fiscal 1999 consisted primarily of net cash proceeds to us of approximately $16.0 million from the issuance of common stock in our initial public offering. Financing activities for fiscal year 1998 consisted primarily of net funds returned to Silicon Graphics, and payment of capital lease obligations.

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

    On June 20, 2000, Silicon Graphics distributed all of the shares of our common stock that it owned in a transaction intended to be tax-free to Silicon Graphics and its stockholders. Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30 month period following this distribution will be limited under the terms of a distribution tax indemnification agreement which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) for the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution unless certain conditions are met.

Recent Accounting Developments

    In June 1998, the Finance Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities—Deferral of the Effective date of FASB Statement No. 133". As a result, we are required to adopt SFAS 133 in fiscal 2001. Its adoption is not anticipated to have an impact on our results of operations or financial condition when adopted because we currently do not hold any derivative financial instruments and do not expect to engage in hedging activities in the near future.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements"("SAB 101"). SAB 101 summarizes SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2001.

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us. Royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges accounted for 49%, 71% and 79% of our total revenue for the fiscal years ended June 30, 2000, 1999 and 1998, respectively. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a significant portion of our total revenue for the next year. Accordingly, declining sales of Nintendo 64 video game cartridges by an amount significantly greater than we have estimated could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

    We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products. The next generation Nintendo video game system will not incorporate any of our technology. Our ability to diversify our sources of revenue is still uncertain and will depend on whether our processors and related designs are selected for design ("design wins") into a broader range of digital consumer products and business equipment. Our ability to achieve design wins is subject to several risks and uncertainties, including:

  •
  the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products, due to a limited number of product manufacturers and the length of product life cycles; and

  •
  the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer product applications.

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

  •
  its financial and other resources.

    None of our current licensees are obligated to license new or future generations of our processor designs. In addition, because we do not control the business practices of our licensees, we do not influence the degree to which our licensees promote our technology or set the prices at which the products incorporating our technology are sold.

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

    In light of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. In addition, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of both our Class A and Class B common stock may fall.

    Factors that could cause our revenue and operating results to vary from quarter to quarter include:

  •
  the demand for and average selling prices of semiconductor products that incorporate our technology;

  •
  the financial terms of our contractual arrangements with our licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones;

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

    Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS-based products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs.

    We cannot assure you that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. We cannot be certain that third parties will not make a claim of infringement against us or against our licensees or digital consumer product manufacturers in connection with their use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

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

    To remain competitive, we must also differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor companies, including some of our current and prospective licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third-party semiconductor companies.

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

    We may not be able to recruit and retain the personnel to succeed.  Our future success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of who are highly skilled and difficult to replace. We intend to hire additional highly skilled personnel, particularly technical personnel, for our anticipated research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, is intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could have a material adverse effect on our business, results of operations and financial condition. In particular, our ability to hire and retain qualified engineering personnel is essential to meet our business goals.

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

    Revenue from our top two semiconductor company licensees represented an aggregate of 16% of our total revenue in fiscal 2000 and 18% of our total revenue in both fiscal 1999 and fiscal 1998. We may experience similar revenue concentration in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

    Our revenue is subject to fluctuations in currency exchange rates. A substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that the sales by our licensees to their customers are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected. Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1998, we have increased our headcount substantially, from 63 employees at that date to 174 employees at June 30, 2000. This increase includes the addition of 40 employees at our development center in Denmark, as well as additional employees in our engineering, sales and marketing staff.

    Our growth has placed, and the recruitment and integration of additional employees will continue to place, a strain on our resources. Digital consumer product manufacturers and our semiconductor company licensees typically require significant engineering support in the design, testing and manufacture of products incorporating our technology. Accordingly, increases in the adoption of our technology can be expected to increase the strain on our personnel, particularly our engineers.

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

    We are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

Item 8. Financial Statements and Supplementary Data.

    The following table presents selected quarterly information for fiscal 2000 and 1999 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2000:
Total revenue	$18,947	$21,494	$26,961	$22,437
Operating income	7,885	10,302	16,131	8,532
Net income	5,114	6,626	10,350	5,023
Net income per basic share	$0.14	$0.17	$0.27	$0.13
Net income per diluted share	$0.13	$0.17	$0.26	$0.13
Fiscal 1999:
Total revenue	$12,261	$14,993	$26,674	$17,782
Operating income	5,285	6,650	17,331	6,889
Net income	3,273	4,148	10,680	4,560
Net income per basic share	$0.09	$0.11	$0.29	$0.12
Net income per diluted share	$0.09	$0.11	$0.27	$0.12

    Also see PART IV, Item 14 (a).

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  of MIPS Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. (the "Company") as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

San Jose, California
July 15, 2000

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$84,359	$49,916
Accounts receivable	9,175	425
Prepaid expenses and other current assets (see Note 11 regarding related party transactions with Silicon Graphics)	8,002	2,989

Total current assets	101,536	53,330
Equipment and furniture, net	6,742	5,123
Other assets	974	936

	$109,252	$59,389

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (see Note 11 regarding related party transactions with Silicon Graphics)	$2,270	$10,028
Accrued liabilities	10,180	8,123
Deferred revenue	4,598	517

Total current liabilities	17,048	18,668
Stockholders' equity:
Class A common stock, $0.001 par value: 150,000,000 shares authorized; 13,376,818 and 12,372,500 shares issued and outstanding at June 30, 2000 and 1999, respectively	13	12
Class B common stock, $0.001 par value: 100,000,000 shares authorized; 25,069,759 shares issued and outstanding at June 30, 2000 and 1999	25	25
Additional paid-in capital	153,627	138,880
Accumulated deficit	(61,461)	(98,196)

Total stockholders' equity	92,204	40,721

	$109,252	$59,389

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2000	1999	1998
Revenue:
Royalties	$55,828	$59,385	$55,980
Contract revenue	34,011	12,325	830

Total revenue	89,839	71,710	56,810
Costs and expenses (see Note 11 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	750	125	375
Research and development	28,104	21,069	43,446
Sales and marketing	10,354	7,359	5,307
General and administrative	7,781	7,002	4,685
Restructuring charge	—	—	2,614

Total costs and expenses	46,989	35,555	56,427

Operating income	42,850	36,155	383
Other income (expense), net	3,896	1,614	(7)

Income before income taxes	46,746	37,769	376
Provision for income taxes	19,633	15,108	—

Net income	$27,113	$22,661	$376

Net income per basic share	$0.71	$0.61	$0.01

Net income per diluted share	$0.68	$0.58	$0.01

Shares used in computing basic net income per share	38,030	37,258	36,000

Shares used in computing diluted net income per share	39,912	38,762	36,033

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands except share data)

	Common Stock
						Total Stockholders' Equity (Deficit)
	Class A Shares	Class B Shares	Amount	Additional Paid-in- Capital	Accumulated Deficit
Balances at June 30, 1997	—	36,000,000	$36	$129,236	$(121,200)	$8,072
Net income	—	—	—	—	376	376
Net financing returned to Silicon Graphics	—	—	—	(1,965)	—	(1,965)
Net equipment transferred to Silicon Graphics	—	—	—	(7,230)	—	(7,230)

Balances at June 30, 1998	—	36,000,000	36	120,041	(120,824)	(747)
Net income	—	—	—	—	22,661	22,661
Common stock issued under employee stock option and purchase plans	192,259	—	—	2,150	—	2,150
Issuance of stock options to a consultant for services	—	—	—	818	—	818
Shares issued in initial public offering, net of issuance costs of $404	5,500,000	(4,250,000)	1	15,871	—	15,872
Secondary offering by Silicon Graphics	6,680,241	(6,680,241)	—	—	—	—
Currency translation	—	—	—	—	(33)	(33)

Balances at June 30, 1999	12,372,500	25,069,759	37	138,880	(98,196)	40,721
Net income	—	—	—	—	27,113	27,113
Common stock issued under employee stock option and purchase plans	1,004,318	—	1	14,747	—	14,748
Tax benefit of stock option exercises	—	—	—	—	9,780	9,780
Currency translation	—	—	—	—	(158)	(158)

Balances at June 30, 2000	13,376,818	25,069,759	$38	$153,627	$(61,461)	$92,204

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2000	1999	1998
Operating activities:
Net income	$27,113	$22,661	$376
Adjustments to reconcile net income to cash provided by operations:
Depreciation	2,496	1,695	5,044
Restructuring charge	—	—	2,114
Other non-cash charges	265	1,103	362
Changes in operating assets and liabilities:
Accounts receivable	(8,750)	(175)	131
Accounts payable	(7,758)	6,941	(2,747)
Other assets and liabilities	10,705	5,836	(832)

Net cash flow provided by operating activities, excluding Silicon Graphics financing	24,071	38,061	4,448
Investing activities—capital expenditures	(4,128)	(4,069)	(2,107)
Financing activities:
Net proceeds from issuance of common stock	14,658	15,912	—
Payments on capital lease obligations	—	—	(331)
Net financing provided from (returned to) Silicon Graphics	—	—	(1,965)

Net cash provided by (used in) financing activities	14,658	15,912	(2,296)
Effect of exchange rate on cash	(158)	(33)	—
Net increase in cash and cash equivalents	34,443	49,871	45
Cash and cash equivalents, beginning of year	49,916	45	—

Cash and cash equivalents, end of year	$84,359	$49,916	$45

Supplemental disclosures of non-cash transactions:
Net equipment transferred to Silicon Graphics	$—	$—	$7,230
Net equipment retired	$434	$1,900	$—
Tax benefit of stock option exercises	$9,780	$—	$—
Supplemental disclosures of cash transactions:
Income taxes paid (including payments made to Silicon Graphics of $7,430 for 2000 and none for 1999)	$18,245	$6,261	$—
Interest paid	$—	$—	$13

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation and Description of Business

    Formation of MIPS Technologies, Inc. (MIPS).  MIPS Technologies' predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics Inc. ("Silicon Graphics") adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

    In April 1998, our Board of Directors approved a transaction pursuant to which Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications (the "Separation"). From the closing of our initial public offering (the "Offering") on July 6, 1998, until June 20, 2000, we were a majority owned subsidiary of Silicon Graphics. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend of Class B common stock to its stockholders.

    Basis of Presentation.  The accompanying consolidated financial statements for periods prior to June 30, 1998 reflect the operations of our predecessor, the MIPS Group, a division of Silicon Graphics. The consolidated statements of operations include all revenue and costs attributable to MIPS, including, prior to the Separation, a corporate allocation of the costs of facilities and employee benefits. Additionally, incremental corporate administration, finance and management costs were allocated to MIPS based on certain methodologies that we believe are reasonable under the circumstances (see Note 11).

    Subsequent to June 30, 1998, we operated as a stand-alone company, MIPS Technologies, Inc. The consolidated financial statements include our accounts and the accounts of our wholly owned Swiss subsidiary, MIPS Technologies International AG, after elimination of intercompany transactions and balances.

Note 2. Summary of Significant Accounting Policies

    Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

    Revenue Recognition.  We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services to customer specifications. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally these agreements include one or more of the following elements: (i) royalty payments, which are payable upon the sale of a licensee's products, (ii) nonrefundable technology license fees, which are payable upon the transfer of intellectual property, (iii) engineering service fees, which generally are payable upon our achievement of defined milestones, and (iv) maintenance and limited support fees. We classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Engineering services, which are performed on a best efforts basis, are recognized as revenue when the defined milestones are completed and the milestone payment is probable of collection. Milestones have historically been formulated to correlate with the estimated level of effort and related costs. Annual maintenance and support fees, renewable by licensee, are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

    Cost of Contract Revenue.  Cost of contract revenue consists mainly of sublicense fees, which are recognized as the obligation is incurred.

    Cash and Cash Equivalents.  Cash and cash equivalents consist of financial instruments, which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

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

    Gains and losses from foreign currency transactions are included in current income and have not been significant to our operating results in any period.

    Research and Development Expenses.  Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement or license fees. Such costs are expensed as incurred.

    Equipment and Furniture.  Equipment and furniture are stated at cost and depreciation is computed using the straight-line method. Useful lives of three years are used for equipment and furniture.

    Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets consist principally of amounts paid by us in advance for maintenance contracts on our computer-aided software design tools. These contracts typically cover a one-year period, over which the cost is amortized. At June 30, 2000, other current assets also includes a receivable from Silicon Graphics of $2.1 million related to costs associated with the stock dividend of Class B common stock (see Note 11). At June 30, 1999, other current assets also includes amounts receivable from employees of $2.0 million ($10,000 at June 30, 2000) relating to an amount payable to us upon exercise of stock options.

    Stock-Based Compensation.  We have adopted the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation" ("SFAS 123"). As allowed by SFAS 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). As a result, no expense was recognized for options to purchase common stock of Silicon Graphics (prior to the Separation) or MIPS (following its initial public offering) that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under the Silicon Graphics employee stock purchase plan prior to the Separation or under our employee stock purchase plan following our initial public offering. For Silicon Graphics stock options that were granted and for restricted Silicon Graphics and MIPS common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

    Income Taxes.  We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

    Earnings per Share.  We follow the provisions of SFAS No. 128, "Earnings per Share". SFAS 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended June 30,
	2000	1999	1998
Numerator:
Net income available to common stockholders	$27,113	$22,661	$376

Denominator:
Weighted-average shares of common stock outstanding	38,047	37,273	36,000
Less: Weighted-average shares subject to repurchase	(17)	(15)	—

Shares used in computing basic net income per share	38,030	37,258	36,000
Effect of dilutive securities-employee stock options and shares subject to repurchase	1,882	1,504	33

Shares used in computing diluted net income per share	39,912	38,762	36,033

Basic net income per share	$0.71	$0.61	$0.01
Diluted net income per share	$0.68	$0.58	$0.01

    Comprehensive Income.  In fiscal 2000, 1999 and 1998 the currency translation adjustment was not material and, therefore, total comprehensive income closely approximated net income in each fiscal year.

    Segment Information.  MIPS is a leading designer of high-performance processors and related intellectual property for use in a wide variety of increasingly sophisticated consumer devices and business equipment. We license our core processor designs and related intellectual property to semiconductor manufacturers, companies that design but do not manufacture semiconductor products, and system original equipment manufacturers. These activities have been organized into one operating segment.

    We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. In addition, as our assets are primarily located in our corporate office in the United States and not allocated to any specific region, we do not produce reports for, or measure the performance of, our geographic regions based on any asset-based metrics. Therefore, geographic information is presented only for revenues. See Note 13 for additional information.

    Recent Accounting Pronouncements.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Financial Instruments and Hedging Activities—Deferral of the Effective date of FASB Statement No. 133". As a result, we are required to adopt SFAS 133 in fiscal 2001. It's adoption is not anticipated to have an impact on our results of operations or financial condition when adopted, because we currently do not hold any derivative financial instruments and do not expect to engage in hedging activities in the near future.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", ("SAB 101"). SAB 101 summarizes SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2001.

Note 3. Business Risk and Customer Concentration

    We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. Due to our focus on processor designs dedicated to the embedded market, including digital consumer products, we can be expected to experience seasonal fluctuations in our revenue and operating results.

    We market and license our technology to a limited number of customers and generally do not require collateral. At June 30, 1999, one customer accounted for 100% of accounts receivable. Revenue from one customer represented an aggregate of 47% in fiscal 2000, 67% in fiscal 1999 and 75% in fiscal 1998, of total revenue. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The nonrenewal or expiration of contracts with our current customers could adversely affect our near-term future operating results. The next generation Nintendo video game system will not incorporate any of our technology.

    A substantial portion of our revenue is derived from licensees based outside the United States (see Note 13). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology licensed by us to our licensees were to increase as a result of fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our royalties. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4. Restructuring Charge

    The restructuring charge recorded in fiscal 1998 includes approximately $500,000 in severance and related costs (17 employees, a majority of which supported research and development activities) and $2.1 million in fixed asset write-downs related to our shift in strategic direction. All the severance and related costs were paid and all employees were terminated as of June 30, 1999.

Note 5. Employee Notes Receivable

    We have loans outstanding to employees and an officer. These loans are payable upon maturity and have terms ranging from three to five years. Employee loans are included in other assets in the accompanying balance sheets and approximated $613,000 at June 30, 2000 and $824,000 at June 30, 1999. Approximately $331,000 at June 30, 2000 and $500,000 at June 30, 1999, of these loans relate to loans that are forgiven by MIPS on a periodic basis as the employees or officer remains employed by us. Loan forgiveness charged to expense was approximately $162,000 in fiscal 2000, $182,000 in fiscal 1999, and $240,000 in fiscal 1998. Upon termination of employment, the unamortized balance of the loans becomes due. Such forgivable loans bear no interest. The balance of employee loans bear interest at 7.19% and are due in March 2002.

Note 6. Equipment and Furniture

    The components of equipment and furniture are as follows (in thousands):

	June 30,
	2000	1999
Equipment	$13,252	$10,031
Furniture and fixtures	984	445

	14,236	10,476
Accumulated depreciation	(7,494)	(5,353)

Equipment and furniture, net	$6,742	$5,123

Note 7. Accrued Liabilities

    The components of accrued liabilities are as follows (in thousands):

	June 30,
	2000	1999
Accrued compensation and employee-related expenses	$3,364	$3,302
Income taxes payable	1,384	—
Other accrued liabilities	5,432	4,821

	$10,180	$8,123

    Income taxes payable in fiscal 2000 represents amounts due to governmental taxing agencies. There were no such taxes payable in fiscal 1999 due to the tax sharing agreement with Silicon Graphics which provided that all taxes due were payable to Silicon Graphics.

Note 8. Commitments

    We lease certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $1,710,000, $1,654,000, $456,000, $456,000 and $456,000 for fiscal years 2001, 2002, 2003, 2004 and 2005, respectively, and approximately $2,166,000 for years following fiscal 2005. Rent expense under noncancelable operating leases was approximately $1,414,000 in fiscal 2000, $754,000 in fiscal 1999 and zero in fiscal 1998.

Note 9. Income Taxes

    The operating results for the fiscal years ended June 30, 1998 are attributable to our operations as a division of Silicon Graphics and were included in the income tax returns filed by Silicon Graphics. Through a tax sharing agreement with Silicon Graphics, we will not receive any benefit for losses incurred or have any tax liability for any income earned up to the closing date of the initial public offering. Therefore, no income tax provision or benefit has been reflected for the year ended June 30, 1998.

    Subsequent to the initial public offering, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, we were responsible for our income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent we produced taxable income, losses, or credits, we made or received payments to or from Silicon Graphics as though we filed separate federal, state and local income tax returns. Effective May 13, 1999, the date of a secondary offering of MIPS common stock by Silicon Graphics, Silicon Graphics' ownership of MIPS was reduced to 67%. Because thereafter Silicon Graphics owned less than 80% of our outstanding combined Class A and Class B common stock, we were no longer included in Silicon Graphics' consolidated federal tax group, but were instead required to file a separate federal tax return. However, under federal income tax laws, we will remain jointly and severally liable for the federal tax liability of each other member of the Silicon Graphics' consolidated federal income tax group that arose during the period in which we were included in that group.

    Effective June 20, 2000, Silicon Graphics owned less than 50% of our outstanding stocks as it fully divested its holdings in us. Therefore, we will no longer be included in Silicon Graphics' combined California tax group, but instead will be required to file a separate California tax return.

    Income before taxes and the provision for taxes consisted of the following:

	Years Ended June 30,
	2000	1999
US	$52,786	$31,558
Foreign	(6,040)	6,211

Total income before taxes	$46,746	$37,769

    The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2000	1999
Federal:
Current Payable	$13,004	$6,606
Deferred	(2,347)	—

	10,657	6,606
State:
Current Payable	3,142	2,242
Deferred	(188)	—

	2,954	2,242
Foreign:
Current Payable	6,022	6,260
Deferred	—	—

	6,022	6,260
Total provision for income taxes	$19,633	$15,108

    The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2000	1999
Federal tax at statutory rate	$16,361	$13,219
State income taxes, net of federal benefit	1,920	1,457
Foreign losses not benefited/(benefited)	2,746	(2,174)
Valuation allowance	(1,392)	1,392
Other	(2)	1,214

Total provision for income taxes	$19,633	$15,108

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2000	1999
Cumulative temporary differences:
Accrued compensation benefit	$243	$139
Deferred revenue	791	—
State taxes	1,093	744
Other, net	188	509
Tax credit carry forward	220	—

Total deferred income tax asset	2,535	1,392
Valuation allowance	—	(1,392)

Net deferred income tax asset	$2,535	$—

Note 10. Stockholders' Equity

    Recapitalization.  We effected a recapitalization of our capital stock on April 5, 1999. The recapitalization was designed to permit an orderly, multi-step increase in the number of shares of the common stock that are publicly traded while preserving Silicon Graphics' ability to dispose of its remaining interest in us in a transaction intended to be tax-free to Silicon Graphics and its stockholders. As part of the recapitalization, our common stock was redesignated as Class A common stock, and Silicon Graphics exchanged the Class A common stock it owned for Class B common stock. As a result, Silicon Graphics owned all of the outstanding shares of Class B common stock and no shares of Class A common stock. On June 20, 2000, Silicon Graphics distributed all of its Class B common stock in the form of a stock dividend to its stockholders. The holders of the Class A common stock, voting as a class, are entitled to elect 20% of the members of our board of directors (in any event, at least one director). The holders of Class B common stock, voting as a class, are entitled to elect the remaining directors. Each share of Class A common stock and Class B common stock is entitled to one vote, voting together as a single class, in all other matters submitted to a vote of stockholders.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Stockholders' Equity (Continued)

    Shares of Class B common stock are convertible into shares of Class A common stock upon the occurrence of certain specified events including:

  •
  Automatically immediately prior to the effectiveness of any merger or consolidation of us in which all or substantially all of our capital stock is exchanged for the stock of another entity and our stockholders immediately prior to the merger or consolidation own less than 50% of the outstanding shares of such other entity immediately after such merger or consolidation.

  •
  Automatically on the fifth anniversary of the date of the Tax Free Distribution by Silicon Graphics or June 20, 2005, if at a meeting of stockholders called to approve such conversion, such conversion receives the approval of a majority of the votes entitled to be cast.

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

    Financial statements have been restated to reflect the recapitalization.

    Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30 month period following this distribution will be limited under the terms of a distribution tax indemnification agreement which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution, unless certain conditions are met.

    Preferred Stock.  There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

    1998 Long-Term Incentive Plan.  The 1998 Long-Term Incentive Plan (the "Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and later amended by our board of directors in August 1998 and May 1999 and approved by our stockholders in October 1999. The Plan authorized the issuance of various forms of stock-based awards including incentive and non-qualified stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Stock options generally vest over a 50-month period from the date of grant. At June 30, 2000, 1,050,114 shares were available for future issuance under the Plan.

    Directors' Stock Option Plan.  Our board of directors adopted and our stockholder approved the Directors' Stock Option Plan (the "Director Plan") in July 1998, which was amended by our board of directors in May 1999. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Class A common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Class A common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our Class A common stock on the date of grant. Stock options generally vest over a 50-month period from the date of the grant. As of June 30, 2000, 500,000 shares were available for future issuance under the Director Plan.

    Activity under our stock option plans is summarized as follows:

		Outstanding Options
	Shares available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at July 1, 1997	—	—	—
Shares authorized for issuance	6,600,000	—	—
Options granted	(2,996,900)	2,996,900	$12.00

Balance at June 30, 1998	3,603,100	2,996,900	$12.00
Additional shares authorized for issuance	600,000	—	—
Options granted	(1,923,625)	1,923,625	$22.60
Options exercised	—	(107,552)	$12.00
Options canceled	35,100	(35,100)	$14.02
Restricted shares granted	(15,000)	—	—

Balance at June 30, 1999	2,299,575	4,777,873	$16.25

Additional shares authorized for issuance	1,480,000	—	—
Options granted	(2,611,052)	2,611,052	$27.09
Options exercised	—	(902,200)	$14.61
Options canceled	381,591	(381,591)	$18.85

Balance at June 30, 2000	1,550,114	6,105,134	$20.97

    Additional information about outstanding options to purchase Class A common stock held by our optionees at June 30, 2000 is as follows:

Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$11.38-$12.00	2,133,793	7.91	$11.98	730,721	$11.98
$13.19-$25.50	2,365,201	9.27	$19.82	212,916	$20.26
$27.16-$47.25	1,606,140	9.23	$34.60	78,434	$29.91

$11.38-$47.25	6,105,134	8.78	$20.97	1,022,071	$15.08

    Employee Stock Purchase Plan.  The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and later amended by our board of directors in August 1998 and May 1999 and approved by our stockholders in October 1999. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our Class A common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Class A common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. Purchases are limited to 10% of each employee's compensation. At June 30, 2000, 161,795 shares had been issued under the Purchase Plan and 634,686 shares were reserved for future issuance.

    Supplemental Stock Purchase Plan.  The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan") formerly known as the Non-U.S. Purchase Plan was adopted by the board in July 1998 and later amended by the board of directors in May 1999. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our Class A common stock at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months and each offering period is divided into four six-month exercise periods. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. At June 30, 2000, 10,030 shares had been issued under the Supplemental Purchase Plan and 49,970 shares were reserved for future issuance.

    Grant Date Fair Values.  The weighted average estimated fair value of our employee stock options granted at grant date market prices was $21.46 per share during fiscal 2000, $14.10 per share during fiscal 1999, and $8.71 per share during fiscal 1998. The weighted average estimated fair value of options granted to a consultant during fiscal 1998 was $7.53 per share. The weighted average estimated intrinsic value of our restricted stock granted to an employee during fiscal 1999 was $12.00 per share. The weighted average estimated fair value of shares granted under our stock purchase plan was $19.14 per share during fiscal 2000 and $9.04 per share during fiscal 1999.

    The weighted average fair value has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the activity under our stock option plans:

				Stock Purchase Plan Shares(1)
	Employee Stock Options
				Years Ended June 30,
	Years Ended June 30,
	2000	1999	1998	2000	1999
Expected life (in years)	5.0	5.0	5.0	0.5	0.5
Risk-free interest rate	6.00%	5.00%	5.66%	5.00%	4.76%
Expected volatility	0.80	0.70	0.70	1.10	0.90
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

(1)
No shares were issued in fiscal year ended June 30, 1998.

  The following information relates to Silicon Graphics Stock Award Plans.

    While employees of Silicon Graphics prior to the Separation, certain of our employees were granted options to purchase Silicon Graphics common stock and were awarded restricted shares of Silicon Graphics common stock. In addition, certain employees purchased Silicon Graphics common stock through the Silicon Graphics stock purchase plan. In connection with their acceptance of employment with us and as per their agreement with Silicon Graphics, unvested options to purchase common stock and unvested restricted shares of Silicon Graphics common stock were forfeited. Silicon Graphics has various stock award plans, which provide for the grant of incentive and nonstatutory stock options and the issuance of restricted stock to employees. Incentive stock options are granted at not less than the fair market value on the date of grant; the board of directors of Silicon Graphics determined the prices of nonstatutory stock option grants and restricted stock. Under the plans, options and restricted stock generally vest over a 50-month period from the date of grant.

    Silicon Graphics stock option activity related to our employees is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1997	1,575,385	$18.17
Options granted	161,861	$12.85
Options exercised	(113,427)	$10.77
Options canceled	(1,493,260)	$18.02

Balance at June 30, 1998	130,559	$19.62
Options granted	—
Options exercised	(4,437)	$5.53
Options canceled	(126,122)	$20.12

Balance at June 30, 1999 and 2000	—

    Shares of restricted Silicon Graphics common stock awarded to our employees in fiscal 1998 were 27,000 shares.

    At June 30, 1998 there were 130,559 exercisable options to purchase Silicon Graphics common stock held by our employees. At June 30, 1998, there were no shares of restricted Silicon Graphics stock held by our employees.

    Silicon Graphics Stock Purchase Plan.  Silicon Graphics has an employee stock purchase plan under which eligible employees may purchase stock at 85% of the lower of the closing prices for the stock at the beginning of a twenty four-month offering period or the end of each six-month purchase period. The purchase periods generally begin in May and November. Purchases are limited to 10% of each employee's compensation. Shares issued to our employees under this Plan in fiscal 1998 were 101,292 shares.

    Grant Date Fair Values.  The weighted average estimated fair value of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998 was $6.02 per share. The weighted average exercise price of Silicon Graphics employee stock options granted at grant date market prices during fiscal 1998 was $14.89 per share. There were no Silicon Graphics options granted at below grant date market price during fiscal 1998. The weighted average estimated fair value of Silicon Graphics restricted stock granted during fiscal 1998 was $24.37 per share. The weighted average estimated fair value of shares granted under the Silicon Graphics stock purchase plan during fiscal 1998 was $6.88 per share.

    The weighted average fair value of Silicon Graphics options granted during fiscal 1998 has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Employee Stock Options(1)	Stock Purchase Plan Shares(1)
	Year Ended June 30,	Year Ended June 30,
	1998	1998
Expected life (in years)	2.7	0.5
Risk-free interest rate	5.74%	5.72%
Expected volatility	0.61	0.79
Dividend yield	0.00%	0.00%

(1)
No Silicon Graphics options were granted or stock purchase plan shares were issued during fiscal 2000 and 1999.

    Pro Forma Information.  We have elected to follow APB 25 in accounting for our employee stock options to purchase both Silicon Graphics and MIPS' common stock. Under APB 25, no compensation expense is recognized in our financial statements except in connection with the granting of restricted stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $90,000 in fiscal 2000, $898,000 in fiscal 1999, and $1.0 million in fiscal 1998.

    Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

    MIPS' pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2000	1999	1998
Pro forma net income (loss)	$12,732	$13,075	$(738)
Pro forma basic net income (loss) per share	$0.33	$0.35	$(0.02)
Pro forma diluted net income (loss) per share	$0.32	$0.34	$(0.02)

    The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from the Separation and the establishment of our stock option plans during 1998.

Note 11. Related Party Transactions

    Funding.  Prior to the Separation, we utilized Silicon Graphics' centralized cash management services and processes related to receivables, payables, payroll and other activities. Our net cash requirements were funded by Silicon Graphics. There was a net return of capital to Silicon Graphics by us of approximately $9.2 million in fiscal 1998. The average balance due to Silicon Graphics during fiscal 1998 was approximately $125 million. Subsequent to the Separation in fiscal 1999, Silicon Graphics no longer provided any funding to us.

    At June 30, 2000 and 1999, accounts payable included approximately $1.6 million and $8.8 million estimated net taxes payable to Silicon Graphics under the tax sharing agreement with Silicon Graphics. The tax sharing agreement provided that MIPS and Silicon Graphics make payments to each other such that, with respect to any period, the amount of taxes to be paid by us, subject to certain adjustments, will be determined as though we were to file separate federal, state and local income tax returns. At June 30, 2000, we had a $2.1 million receivable due from Silicon Graphics for reimbursement of costs associated with the distribution by Silicon Graphics of its remaining interest in us on June 20, 2000. This amount is recorded in prepaid expenses and other current assets.

    Corporate Services.  Prior to the Separation, Silicon Graphics allocated a portion of its domestic corporate expenses to us. In addition, in accordance with Staff Accounting Bulletin No. 55, certain additional allocations have been reflected in these financial statements. These expenses have included corporate communications, management, compensation and benefits administration, payroll, accounts payable, income tax compliance, treasury and other administration and finance overhead. Allocations and charges were based on either a direct cost pass-through or a percentage allocation for such services provided based on factors such as net sales, headcount and relative expenditure levels. Such allocations and corporate charges totaled $8.5 million for the year ended June 30, 1998. Subsequent to the Separation in June 1998, there were no further allocations from Silicon Graphics.

    We believe that the basis used for allocating corporate services was reasonable. While the terms of these transactions may differ from those that would result from transactions among unrelated parties, we do not believe such differences would have been material.

    In June 1998, we entered into a Management Services Agreement with Silicon Graphics in which Silicon Graphics would provide certain administrative and corporate support services to us on an interim or transitional basis, including accounting, treasury, tax, facilities and information services. Specified charges for such services are generally intended to allow Silicon Graphics to recover the fully allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. The Management Services Agreement was terminated on June 20, 2000. Charges incurred during both fiscal 2000 and 1999 under the Management Services Agreement were $1.1 million. Subsequent to the termination of the Management Services Agreement, Silicon Graphics is providing to us limited support services on a month-to-month basis.

    Facilities.  Our executive, administrative and technical offices currently occupy space in a building subleased from Silicon Graphics in Mountain View, California. Our payments to Silicon Graphics under this sublease are expected to be $1,254,000 in fiscal 2001 and $1,199,000 in fiscal 2002, which are also disclosed in Note 8. The sublease will terminate on May 31, 2002, subject to earlier termination in certain circumstances. Rent expense paid to Silicon Graphics was $1,005,000 in fiscal 2000 and $666,000 in fiscal 1999. There were no rent payments made prior to the Separation.

Note 12. Contingencies

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

    We are not aware of any pending disputes, including that discussed above, that would be likely to have a material adverse effect on our business, results of operations or financial condition.

Note 13. Industry and Geographic Segment Information

    Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2000	1999	1998
United States	$30,385	$7,109	$5,621
Japan	53,781	61,851	50,939
Europe	1,463	250	250
Rest of World	4,210	2,500	—

Total revenue	$89,839	$71,710	$56,810

    Long lived assets (other than financial instruments) outside the United States were not significant at June 30, 2000, 1999 and 1998.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    The information required by this item concerning our directors is incorporated by reference to the information in the section entitled "Proposal No.1—Election of Directors" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2000.

    The information required by this item concerning our executive officers and family relationships is incorporated by reference in the section in Part I of this Annual Report on Form 10-K entitled "Executive Officers of the Registrant."

    The information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers—Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2000.

Item 11. Executive Compensation

    The information required by this item regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management Stock Ownership of Directors and Executive Officers" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2000.

Item 13. Certain Relationships and Related Transactions.

    The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2000.

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

  3.
  Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.2	The Company's By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.3	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.1 to the Company's Form 8-A12G/A filed on September 15, 2000).
10.1
The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.
10.2
The Corporate Agreement between the Company and Silicon Graphics, Inc., (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement")).
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
10.8
The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Form DEFA14A filed with the Commission on September 21, 1999).
10.9
The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit B to the Company's Definitive Proxy Statement on Form DEFA14A filed with the Commission on September 21, 1999).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).
10.11	The Tax Indemnification Agreement between the Company and Silicon Graphics.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
27.1	Financial Data Schedule.

*
The Company has received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

(b)
None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS TECHNOLOGIES, INC.
	By:	/s/ JOHN E. BOURGOIN
Date: September 21, 2000		John E. Bourgoin President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 21, 2000
/s/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 21, 2000
Kenneth L. Coleman	Director
/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 21, 2000
/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director	September 21, 2000
/s/ WILLIAM M. KELLY William M. Kelly	Director	September 21, 2000

QuickLinks

PART 1
PART II
PART III
PART IV
SIGNATURES