Form 10-K405/A
period 2000-06-30
MIPS TECHNOLOGIES INC
filed 2000-10-20
CIK 1059786

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2000

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

Class A common stock, $.001 Par Value
Class B common stock, $.001 Par Value
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   Aggregate market value of the registrant's Class A common stock and Class B common stock held by non-affiliates of the registrant as of September 1, 2000 was approximately $378.5 million and $1,328.5 million, respectively, based upon the closing prices reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock or Class B common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

    Part IV, Item 14 (b) is hereby amended as follows:

    A current report on Form 8-K dated May 19, 2000 was filed with the Securities and Exchange Commission (the "SEC") to report under Item 5 of that Form the press release issued to the public on May 16, 2000 regarding Silicon Graphics Inc.'s plan to spin-off its interest in the Company.

    A current report on Form 8-K dated June 5, 2000 was filed with the SEC to report under Item 5 of that Form the press release issued to the public on June 2, 2000 announcing that the Company's Board of Directors approved the adoption of a Preferred Stock Rights Agreement.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS TECHNOLOGIES, INC.
By:	/s/ SANDY CREIGHTON Sandy Creighton Vice President, General Counsel & Secretary

Dated:  October 20, 2000

QuickLinks

SIGNATURES