Form 10-Q
period 2000-09-30
MIPS TECHNOLOGIES INC
filed 2000-11-13
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of November 1, 2000, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,623,724. The number of outstanding shares of the Registrant's Class B common stock as of November 1, 2000, $.001 par value, was 25,065,957.

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2000	June 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,291	$84,359
Accounts receivable	12,453	9,175
Prepaid expenses and other current assets	8,578	8,002

Total current assets	112,322	101,536
Equipment and furniture, net	7,031	6,742
Other assets	1,430	974

	$120,783	$109,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,953	$2,270
Accrued liabilities	13,778	10,180
Deferred revenue	4,408	4,598

Total current liabilities	20,139	17,048
Stockholders' equity:
Common stock	39	38
Additional paid-in capital	156,963	153,627
Accumulated deficit	(56,358)	(61,461)

Total stockholders' equity	100,644	92,204

	$120,783	$109,252

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2000	1999
Revenue:
Royalties	$8,864	$11,830
Contract revenue	12,191	7,117

Total revenue	21,055	18,947
Costs and expenses:
Cost of contract revenue	—	500
Research and development	7,653	6,109
Sales and marketing	3,493	2,286
General and administrative	2,218	2,167

Total costs and expenses	13,364	11,062

Operating income	7,691	7,885
Other income, net	1,568	638

Income before income taxes	9,259	8,523
Provision for income taxes	3,703	3,409

Net income	$5,556	$5,114

Net income per basic share	$0.14	$0.14

Net income per diluted share	$0.14	$0.13

Shares used in computing basic net income per share	38,520	37,627

Shares used in computing diluted net income per share	41,134	39,448

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2000	1999
Operating activities:
Net income	$5,556	$5,114
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	794	565
Other non-cash charges	34	71
Changes in operating assets and liabilities:
Accounts receivable	(3,278)	(5,125)
Accounts payable	(317)	654
Other assets and liabilities, net	2,342	(676)

Net cash provided by operating activities	5,131	603
Investing activities — capital expenditures	(1,083)	(592)
Financing activities — net proceeds from issuance of common stock	3,088	3,834
Foreign currency translation adjustment	(204)	(8)

Net increase in cash and cash equivalents	6,932	3,837
Cash and cash equivalents, beginning of period	84,359	49,916

Cash and cash equivalents, end of period	$91,291	$53,753

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

    Basis of Presentation.  The unaudited results of operations for the interim periods shown herein are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2000 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and notes thereto, for the fiscal year ended June 30, 2000, included in our 2000 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2000	1999
Numerator:
Net income available to common stockholders	$5,556	$5,114
Denominator:
Weighted-average shares of common stock outstanding	38,549	37,642
Less: Weighted-average shares subject to repurchase	(29)	(15)

Shares used in computing net income per basic share	38,520	37,627
Effect of dilutive securities-employee stock options and shares subject to repurchase	2,614	1,821

Shares used in computing net income per diluted share	41,134	39,448

Net income per basic share	$0.14	$0.14
Net income per diluted share	$0.14	$0.13

Note 3. Comprehensive Income

    In the first three months of fiscal 2000 and 1999, the currency translation adjustment was not material and, therefore, total comprehensive income closely approximated net income in each period presented.

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

    On October 23, 2000, we filed an Amended Complaint in the action adding two recently released Lexra products to the lawsuit. Discovery is currently ongoing in the lawsuit, but a trial date has not yet been set by the Court.

    From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

    We are not aware of any pending disputes, including those discussed above that would be likely to have a material adverse effect on our results of operations or financial condition.

Note 5. Recent Accounting Pronouncements

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

Results of Operations

    Revenue.  Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by our licensees of products incorporating our technology. We also receive royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. Licenses fees are typically recognized upon the execution of the license agreement and transfer of intellectual property provided no further significant performance obligations exist. Fees related to engineering services, which are performed on a best effort basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology we develop is generally licensed to multiple customers.

    Total revenue for the first quarter of fiscal 2001 increased by $2.1 million to $21.0 million, compared to the comparable period in fiscal 2000. Royalties for the first quarter of fiscal 2001 decreased by $2.9 million to $8.9 million due primarily to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life-cycle, we expect that sales of such products and the related royalties we receive will generally trend downward, subject to seasonal fluctuations and to the impact of particular game titles introduced by Nintendo from time to time. Contract revenue for the first quarter of fiscal 2001 increased by $5.1 million to $12.2 million. The increase was the result of technology license fees from new agreements and engineering service fees earned upon our achievement of defined milestones.

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

    There was no sublicensing activity during the first quarter of fiscal 2001 and therefore, there was no cost of contract revenue. Cost of contract revenue was $500,000 in the comparable period of fiscal 2000. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee, are recorded as research and development expense.

    Research and development expenses for the first quarter of fiscal 2001 were $7.7 million compared with research and development expenses of $6.1 million for the comparable period in fiscal 2000. The increase in research and development expenses of $1.6 million in the first quarter of fiscal 2001 compared with the same period in the prior year were due to the addition of resources to support various project development activities including the addition of 18 employees to the development team during the past twelve months and offset in part by lower requirements for contractors needed to meet project milestones. We expect research and development expenses to increase in the foreseeable future as we continue to develop new designs for the digital consumer products market and the market for embedded processors.

    Sales and Marketing.  Sales and marketing expenses for the first quarter of fiscal 2001 were $3.5 million compared to $2.3 million for the comparable period in fiscal 2000. The increase in sales and marketing expenses of $1.2 million in the first quarter of fiscal 2001 compared with the same period in the prior year were due to additional resources hired to support our increasing licensing activities. We increased our sales and marketing staff to 45 persons as of September 30, 2001, from 25 persons as of September 30, 2000, to support this growth.

    General and Administrative.  General and administrative expenses for the first quarter of fiscal 2001 and 2000 were $2.2 million.

    Other Income, net.  For the first quarter of fiscal 2001, other income, net was $1.6 million compared to other income, net of $638,000 for the comparable period in fiscal 2000. The increase was primarily due to interest income earned from the investment of cash generated from our operating activities and the net proceeds from issuance of common stock under our stock plans.

    Income Taxes.  We recorded a provision for income taxes of $3.7 million for the first quarter of fiscal 2001, compared to $3.4 million for the same period in fiscal 2000 based on an estimated federal and state combined statutory rate of 40% on income before taxes.

Financial Condition

    At September 30, 2000, we had cash and cash equivalents of $91.3 million and total working capital of $92.2 million.

    Our operating activities provided net cash of $5.1 million for the three months ended September 30, 2000 compared to $603,000 for the comparable period in the prior year. During the three months ended September 30, 2000, net cash provided by operating activities consisted mainly of net income and an increase in other assets and liabilities offset by an increase in accounts receivable. The increase in accounts receivable was due to fees owed us under license agreements. The increase in other assets and liabilities was primarily due to the tax provision for the first quarter of fiscal 2001.

    Net cash used in investing activities was $1.1 million and $592,000 for the three months ended September 30, 2000 and 1999, respectively. Net cash used in investing activities in both periods represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $3.1 million for the three months ended September 30, 2000 compared to $3.8 million for the comparable period in the prior year. Net cash provided in both periods resulted from the exercise of stock options.

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

Recent Accounting Developments

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133. "Accounting for Derivative Financial Instruments and for Hedging Activities" which provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137. "Accounting for Derivative Financial Instruments and Hedging Activities - Deferral of the Effective date of FASB Statement No. 133". As a result, we are required to adopt SFAS 133 in fiscal 2001. It's adoption is not anticipated to have an impact on our results of operations or financial condition when adopted, because we currently do not hold any derivative financial instruments and do not expect to engage in hedging activities in the near future.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", (SAB 101"). SAB 101 summarizes SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. Accordingly, we have not determined whether SAB 101 will have a material impact on our financial position or results of operations. In the event that the implementation of SAB 101 requires us to report a change in accounting principles related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2001.

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could materially and adversely affect us. Royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges accounted for 26% of our total revenue for the three months ended September 30, 2000 compared to 49% for the comparable period in the prior year. We anticipate that royalties related to sales of Nintendo 64 video game cartridges will continue to represent a significant portion of our total revenue for the next year. Accordingly, declining sales of Nintendo 64 video game cartridges by an amount significantly greater than we have estimated could have a material adverse effect on our results of operations and financial condition. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 video game players and related cartridges.

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

    We depend on semiconductor companies and digital consumer product manufacturers to adopt our technology and use it in the products they sell.The adoption and continued use of our technology by semiconductor companies and digital consumer product manufacturers is important to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer product manufacturers on terms consistent with our business model, including:

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

    Factors that negatively affect our licensees could adversely affect our business. A significant portion of our total revenue has been derived from a limited number of companies. Accordingly, factors negatively affecting a particular licensee could adversely effect our results of operations and financial condition if such licensee accounts for a significant portion of our revenue at the time. We are subject to many risks beyond our control that influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the market for their products, their engineering capabilities and their financial and other resources.

    Revenue from our top two licensees represented an aggregate of 27% of our total revenue in the first quarter of fiscal 2000 and 28% of our total the comparable period during the prior year. We may experience similar revenue concentration in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

    We have grown rapidly, and if we are unable to manage this growth, our business will be adversely affected. Our ability to continue to grow successfully requires an effective planning and management process. Since June 30, 1999, we have increased our headcount substantially, from 139 employees at that date to 184 employees at September 30, 2000. This increase includes the addition of 19 employees at our development center in Denmark, as well as additional employees in our engineering, sales and marketing staff.

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

    On October 23, 2000, we filed an Amended Complaint in the action adding two recently released Lexra products to the lawsuit. Discovery is currently ongoing in the lawsuit, but a trial date has not yet been set by the Court.

    We are not aware of any pending disputes including that discussed above that would be likely to have a material adverse effect on our business, results of operations or financial condition.

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

Dated: November 10, 2000