Form 10-Q
period 2000-12-31
MIPS TECHNOLOGIES INC
filed 2001-02-14
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of February 1, 2001, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,730,864. As of February 1, 2001, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,064,149.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2000	June 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$102,296	$84,359
Accounts receivable	8,711	9,175
Prepaid expenses and other current assets	9,174	8,002

Total current assets	120,181	101,536
Equipment and furniture, net	9,141	6,742
Other assets	1,430	974

	$130,752	$109,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,273	$2,270
Accrued liabilities	14,809	10,180
Deferred revenue	3,380	4,598

Total current liabilities	22,462	17,048
Stockholders' equity:
Common stock	39	38
Additional paid-in capital	158,895	153,627
Accumulated deficit	(50,644)	(61,461)

Total stockholders' equity	108,290	92,204

	$130,752	$109,252

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Revenue:
Royalties	$9,234	$13,642	$18,098	$25,472
Contract revenue	12,008	7,852	24,199	14,969

Total revenue	21,242	21,494	42,297	40,441
Costs and expenses:
Cost of contract revenue	250	—	250	500
Research and development	7,671	7,144	15,324	13,253
Sales and marketing	3,649	2,084	7,142	4,370
General and administrative	2,026	1,964	4,244	4,131

Total costs and expenses	13,596	11,192	26,960	22,254

Operating income	7,646	10,302	15,337	18,187
Other income, net	1,664	824	3,232	1,462

Income before income taxes	9,310	11,126	18,569	19,649
Provision for income taxes	3,724	4,500	7,427	7,909

Net income	$5,586	$6,626	$11,142	$11,740

Basic net income per share	$0.14	$0.17	$0.29	$0.31

Diluted net income per share	$0.14	$0.17	$0.27	$0.30

Shares used in computing basic net income per share	38,680	37,900	38,600	37,763

Shares used in computing diluted net income per share	40,358	39,819	40,746	39,633

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2000	1999
Operating activities:
Net income	$11,142	$11,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,646	1,150
Other non-cash charges	76	135
Changes in operating assets and liabilities:
Accounts receivable	464	(4,325)
Accounts payable	2,003	494
Other assets and liabilities, net	1,707	4,056

Net cash provided by operating activities	17,038	13,250
Investing activities—capital expenditures	(4,045)	(1,550)
Financing activities—net proceeds from issuance of common stock	5,020	8,616
Foreign currency translation adjustment	(76)	(78)

Net increase in cash and cash equivalents	17,937	20,238
Cash and cash equivalents, beginning of period	84,359	49,916

Cash and cash equivalents, end of period	$102,296	$70,154

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

    In April 1998, our Board of Directors approved a transaction pursuant to which Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications. From the closing of our initial public offering on July 6, 1998 and until June 20, 2000, we were a majority owned subsidiary of Silicon Graphics. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in us in the form of a stock dividend of Class B common stock to its stockholders.

    Basis of Presentation.  The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2000 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes, for the fiscal year ended June 30, 2000, included in our 2000 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Numerator:
Net income available to common stockholders	$5,586	$6,626	$11,142	$11,740

Denominator:
Weighted-average shares of common stock outstanding	38,706	37,915	38,628	37,778
Less: Weighted-average shares subject to repurchase	(26)	(15)	(28)	(15)

Shares used in computing basic net income per share	38,680	37,900	38,600	37,763
Effect of dilutive securities—employee stock options and shares subject to repurchase	1,678	1,919	2,146	1,870

Shares used in computing diluted net income per share	40,358	39,819	40,746	39,633

Basic net income per share	$0.14	$0.17	$0.29	$0.31
Diluted net income per share	$0.14	$0.17	$0.27	$0.30
Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	1,570	24	785	25

Note 3. Comprehensive Income

    In the first six months of fiscal 2001 and 2000, the currency translation adjustment was not material and, therefore, total comprehensive income closely approximated net income in each period presented.

Note 4. Contingencies

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products.

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

    We are not aware of any pending disputes, including those discussed above that we believe would adversely affect our results of operations or financial condition.

Note 5. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities" (later replaced by SFAS No. 137), which provides comprehensive and consistent standards for the recognition and measurement of derivatives and hedging activities. As a result, we were required to adopt SFAS 133 as of July 1, 2000. The adoption of this statement did not have a material impact on our consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. We have not yet determined whether the adoption of SAB 101 will have a material impact on our financial position or results of operations. In the event that the adoption of SAB 101 requires us to report a change in accounting principle related to our revenue recognition policy, we would be required to report such change no later than the quarter ending June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. These forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under "Factors That May Affect Our Business," and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

Results of Operations

    Revenue.  Our revenue consists of royalties and contract revenue earned under contracts with our licensees. We generate royalties from the sale by our licensees of products incorporating our technology including royalties from Nintendo relating to sales of Nintendo 64 video game players and related cartridges. Royalties may be calculated as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. Contract revenue includes technology license fees and engineering service fees. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. License fees are typically recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist. Fees related to engineering services, which are performed on a best effort basis, are recognized as revenue when the defined milestones are achieved and collectibility of the milestone payment is probable. The technology we develop is generally licensed to multiple customers.

    Total revenue for the second quarter of fiscal 2001 was $21.2 million and for the first six months of fiscal 2001 was $42.3 million compared to $21.5 million and $40.4 million for the comparable periods in fiscal 2000. Total revenue excluding royalties from Nintendo 64 game products grew 54% during the second quarter of fiscal 2001 and 57% during the first six months of fiscal 2001 over the comparable periods in fiscal 2000. Royalties for the second quarter of fiscal 2001 were $9.2 million and for the first six months of fiscal 2001 were $18.1 million compared to $13.6 million and $25.5 million for the comparable periods in fiscal 2000. The decreases were due primarily to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life cycle, we expect that sales of such products and the related royalties we receive will generally trend downward, subject to seasonal fluctuations and the impact of particular game titles introduced by Nintendo from time to time. Royalties excluding royalties from Nintendo 64 game products grew 56% in the second quarter of fiscal 2001 and 42% in the first six months of fiscal 2001 over the comparable periods in fiscal 2000. Contract revenue for the second quarter of fiscal 2001 was $12.0 million and for the first six months was $24.2 million compared to $7.9 million and $15.0 million for the same periods in fiscal 2000. The increase was the result of technology license fees from new agreements and engineering service fees earned upon our achievement of defined milestones. We expect that contract revenue, except for seasonal fluctuations in royalties, will be greater than 50% of our total revenue for the next several quarters.

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

    Cost of contract revenue was $250,000 for both the second quarter and first six months of fiscal 2001, compared to no cost of contract revenue in the second quarter of fiscal 2000 and $500,000 for the first six months of fiscal 2000. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee, are recorded as research and development expense.

    Research and development expenses for the second quarter fiscal 2001 were $7.7 million and for the first six months of fiscal 2001 were $15.3 million compared with research and development expenses of $7.1 million and $13.3 million for the comparable periods in fiscal 2000. The increases in research and development expenses were due to the addition of resources and tools to support various project development activities, including the addition of 16 employees to the development team during the past twelve months. These increases were partially offset by lower requirements for contractors needed to meet project milestones. We expect research and development expenses to increase in the foreseeable future as we continue to develop new designs for the digital consumer products market and the market for embedded processors.

    Sales and Marketing.  Sales and marketing expenses for the second quarter of fiscal 2001 were $3.6 million and for the first six months of fiscal 2001 were $7.1 million compared to $2.1 million and $4.4 million for the comparable periods in fiscal 2000. The increases in sales and marketing expenses were due to additional resources hired to support our increasing licensing and third party tools and applications activities. We increased our sales and marketing staff to 49 persons as of December 31, 2000, from 26 persons as of December 31, 1999, to support this growth.

    General and Administrative.  General and administrative expenses for the second quarter of fiscal 2001 were $2.0 million and for the first six months of fiscal 2001 were $4.2 million compared to $2.0 million and $4.1 million for the comparable periods in fiscal 2000.

    Other Income, Net.  For the second quarter of fiscal 2001, other income, net, was $1.7 million and for the first six months of fiscal 2001 was $3.2 million, compared to other income, net, of $824,000 and $1.5 million for the comparable periods in fiscal 2000. The increase was primarily due to interest income earned from the investment of cash generated from our operating activities and from issuance of common stock under our stock plans.

    Income Taxes.  We recorded a provision for income taxes of $3.7 million for the second quarter of fiscal 2001 and $7.4 million for the first six months of fiscal 2001, compared to $4.5 million and $7.9 million for the same periods in fiscal 2000 based on an estimated combined statutory federal and state income tax rate of 40%.

Financial Condition

    At December 31, 2000, we had cash and cash equivalents of $102.3 million and total working capital of $97.7 million.

    Our operating activities provided net cash of $17.0 million for the six months ended December 31, 2000 compared to $13.3 million for the comparable period in the prior year. During the six months ended December 31, 2000, net cash provided by operating activities consisted mainly of net income and an increase in accounts payable and other assets and liabilities. The increase in accounts payable was due to the timing of asset purchases and related payments. The increase in other assets and liabilities was primarily due to the tax provision for the first half of fiscal 2001, offset by a decrease in deferred revenue.

    Net cash used in investing activities was $4.0 million for the six months ended December 31, 2000 compared to $1.6 million for the comparable period in the prior year. Net cash used in investing activities in both periods represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $5.0 million for the six months ended December 31, 2000 compared to $8.6 million for the comparable period in the prior year. Net cash provided in both periods resulted from the exercise of employee stock options.

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

    We believe that cash generated by our operations, together with our existing cash balance, will be sufficient to meet our projected operating and capital requirements for the foreseeable future. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain of our technologies. Our failure to raise capital when needed could adversely affect our business, results of operations and financial condition.

    On June 20, 2000, Silicon Graphics distributed all of the shares of our common stock that it owned in a transaction intended to be tax-free to Silicon Graphics and its stockholders. Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30 month period following this distribution is limited under the terms of a distribution tax indemnification agreement which we entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except:

  •
  pursuant to the exercise of employee, director or consultant stock options or awards and

  •
  for the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution unless certain conditions are met.

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could adversely affect us. Royalties from Nintendo and NEC Corporation relating to Nintendo 64 video game players and related cartridges accounted for 26% of our total revenue for both the second quarter and first six months of fiscal 2001 compared to 53% and 51% for the comparable periods in the prior year. We anticipate that royalties related to Nintendo 64 game products, while continuing to represent a significant portion of our total revenue for the next year, will continue to decline. If we cannot replace these lost revenues, our revenue will decline. Further, if these royalties decline by an amount significantly greater than we have estimated our results of operations and financial condition could be adversely affected. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences, could negatively impact the amount and timing of sales of Nintendo 64 game products.

    We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products.  The next generation Nintendo video game system will not incorporate our technology. Our ability to diversify our sources of revenue is uncertain and will depend on whether our processors and related designs are selected for design into a broader range of digital consumer products and business equipment, which we refer to as design wins. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

    We depend on semiconductor companies and manufacturers of digital consumer products to adopt our technology and use it in the products they sell.  The adoption and continued use of our technology by semiconductor companies and digital consumer product manufacturers is essential to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer product manufacturers on terms consistent with our business model, including:

  •
  investing the time and money required to build a relationship with a potential licensee;

  •
  potential competition with the internal design teams of semiconductor companies and digital consumer product manufacturers;

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

    In light of the foregoing, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. In addition, it is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In this event, the price of both our Class A common stock and Class B common stock may fall.

    Factors that could cause our revenue and operating results to vary from quarter to quarter include:

  •
  the demand for and average selling prices of semiconductor products that incorporate our technology;

  •
  the financial terms and delivery schedule of our contractual arrangements with our licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones;

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

  •
  seasonal fluctuations; and

  •
  general economic and market conditions.

    We depend on the emerging market for digital consumer products and consumer acceptance of the products that incorporate our technology.  The digital consumer products industry is presently the primary market for our processor, core and related designs. The market for digital consumer products is relatively new and emerging, and our success will depend largely on the level of consumer interest in digital consumer products, many of which have only recently been introduced to the market. In addition, the timing and amount of royalties we receive will depend on consumer acceptance of the products that incorporate our technology. We cannot assure you that any products that incorporate our technology will achieve commercial acceptance or generate meaningful royalties for us.

    Our dependence on the digital consumer products industry involves several risks and uncertainties, including:

  •
  changes in consumer requirements and preferences;

  •
  the introduction of products by our competitors embodying new technologies or features; and

  •
  the current lack of open industry standards for hardware and software in the digital consumer products industry.

    If we are unable to develop enhancements and new generations of our intellectual property, we may be unable to achieve design wins.  Our future success will depend on our ability to develop enhancements and new generations of our processors, cores and other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins would be limited. Our failure to achieve a sufficient number of design wins could adversely affect our business, results of operations and financial condition.

    Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

  •
  our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, digital consumer product and original equipment manufacturers or OEMs;

  •
  our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

  •
  changing consumer preferences in the digital consumer products market;

  •
  the emergence of new standards in the semiconductor, digital consumer product or OEM industries;

  •
  the significant investment that is often required before commercial viability is determined; and

  •
  the introduction by our competitors of products embodying new technologies or features.

    Our failure to adequately address these risks could render our existing processor, core and related designs obsolete and could adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue in excess of the costs of development.

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

    If we fail to compete effectively in the market for embedded processors, our business will be adversely affected.  Competition in the market for embedded processors is intense. We believe that the principal competitive factors in our industry are performance, functionality, price, customizability and power consumption. We cannot assure you that we will be able to compete successfully with respect to these factors or that competitive pressures will not materially and adversely affect our business, results of operations and financial condition. We compete with other designers and developers of processors and cores, as well as semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

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

    We may not be able to recruit and retain the personnel required to succeed.  Our future success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of who are highly skilled and difficult to replace. We intend to hire additional highly skilled personnel, particularly technical personnel, for our anticipated research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, is intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could adversely affect our business, results of operations and financial condition. In particular, our ability to hire and retain qualified engineering personnel is essential to meet our business goals. Our ability to continue to grow successfully requires an effective planning and management process. Our growth has placed, and the recruitment and integration of additional employees will continue to place, a strain on our resources.

    Factors that negatively affect our licensees could adversely affect our business.  To date, a significant portion of our total revenue has been derived from a limited number of companies. Accordingly, factors negatively affecting a particular licensee could adversely affect our results of operations and financial condition if such licensee accounts for a significant portion of our revenue at the time. We are subject to many risks beyond our control that influence the success of our licensees, including, for example, the highly competitive environment in which they operate, the market for their products, their engineering capabilities and their financial and other resources.

    Revenue from our top two licensees excluding Nintendo represented an aggregate of 27% of our total revenue in the second quarter and 25% in the first six months of fiscal 2001 compared to 20% and 17% of our total revenue in the comparable periods during the prior year. We may experience similar revenue concentration in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

    Our revenue is subject to fluctuations in currency exchange rates.  A substantial portion of our revenue has been, and is expected to continue to be, derived from customers located outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that the sales by our licensees to their customers are denominated in foreign currencies, the royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase due to fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our royalties. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

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

    We are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers located outside the United States, primarily in Japan. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. Discovery is currently ongoing in the lawsuit, but a trial date has not yet been set by the Court.

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

    We are not aware of any pending disputes including that discussed above that we believe would adversely affect our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
We held our Annual Meeting of Stockholders on November 8, 2000. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)
Under the terms of our Amended and Restated Certificate of Incorporation, holders of our Class B common stock are entitled to elect 80% of the members of our board of directors (rounded upwards, if necessary) and holders of our Class A common stock are entitled to elect the remaining directors (but at least one director). Our board of directors has fixed the number of directors at five, one of whom is elected by the holders of our Class A common stock and four of whom are elected by the holders of our Class B common stock. Our board of directors serves staggered three-year terms. Accordingly, not all directors are elected at each Annual Meeting of Stockholders. Fred M. Gibbons was re-elected at the meeting by the holders of our Class B common stock. The other directors whose terms of office continued after the meeting are Anthony B. Holbrook, John E. Bourgoin, Kenneth L. Coleman and William M. Kelly.

(c)
The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of a director were as indicated.

(1)
Holders of Class B common stock voted to elect one Class B director to serve for a three-year term as follows:

	For	Withheld
Fred M. Gibbons	18,593,815	2,076,135
  (2)
  Holders of Class A common stock and Class B common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2001 as follows:

For	Against	Abstain	Non-Vote
31,423,709	30,406	22,958	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

    10.9    The Employee Stock Purchase Plan, as amended.

    10.12   Nonqualified Deferred Compensation Plan.

    10.13   Letter of Agreement entered into by the Company with Lavi Lev dated October 11, 2000.

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

Dated: February 14, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands)
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share data)
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
MIPS TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  Note 1. Description of Business and Basis of Presentation
  Note 2. Computation of Earnings Per Share
  Note 3. Comprehensive Income
  Note 4. Contingencies
  Note 5. Recent Accounting Pronouncements
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  Results of Operations
  Financial Condition
  Factors That May Affect Our Business
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES