Form 10-Q
period 2001-03-31
MIPS TECHNOLOGIES INC
filed 2001-05-11
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of May 1, 2001, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,870,841. As of May 1, 2001, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,064,149.

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited):
	Condensed Consolidated Balance Sheets	3
	Condensed Consolidated Statements of Operations	4
	Condensed Consolidated Statements of Cash Flows	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management's Discussion and Analysis of Results of Operations and Financial Condition	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	18
Signatures		19

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2001	June 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$110,730	$84,359
Accounts receivable	12,629	9,175
Prepaid expenses and other current assets	9,019	8,002

Total current assets	132,378	101,536
Equipment and furniture, net	8,681	6,742
Other assets	1,211	974

	$142,270	$109,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,363	$2,270
Accrued liabilities	17,205	10,180
Deferred revenue	2,677	4,598

Total current liabilities	24,245	17,048
Stockholders' equity:
Common stock	39	38
Additional paid-in capital	160,528	153,627
Accumulated deficit	(42,542)	(61,461)

Total stockholders' equity	118,025	92,204

	$142,270	$109,252

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenue:
Royalties	$16,106	$18,149	$34,204	$43,620
Contract revenue	11,733	8,812	35,932	23,781

Total revenue	27,839	26,961	70,136	67,401
Costs and expenses:
Cost of contract revenue	—	—	250	500
Research and development	9,543	6,801	24,867	20,054
Sales and marketing	4,272	2,642	11,414	7,011
General and administrative	2,557	1,387	6,801	5,518

Total costs and expenses	16,372	10,830	43,332	33,083

Operating income	11,467	16,131	26,804	34,318
Other income, net	1,651	1,119	4,883	2,581

Income before income taxes	13,118	17,250	31,687	36,899
Provision for income taxes	4,767	6,900	12,194	14,809

Net income	$8,351	$10,350	$19,493	$22,090

Basic net income per share	$0.22	$0.27	$0.50	$0.58

Diluted net income per share	$0.21	$0.26	$0.48	$0.55

Shares used in computing basic net income per share	38,778	38,196	38,659	37,908

Shares used in computing diluted net income per share	40,262	40,437	40,585	39,901

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2001	2000
Operating activities:
Net income	$19,493	$22,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,754	1,767
Other non-cash charges	87	202
Changes in operating assets and liabilities:
Accounts receivable	(3,454)	(7,063)
Accounts payable	2,093	(6,151)
Other assets and liabilities, net	3,769	7,594

Net cash provided by operating activities	24,742	18,439
Cash used in investing activities—capital expenditures	(4,694)	(2,555)
Financing activities—net proceeds from issuance of common stock	6,648	13,479
Foreign currency translation adjustment	(325)	(159)

Net increase in cash and cash equivalents	26,371	29,204
Cash and cash equivalents, beginning of period	84,359	49,916

Cash and cash equivalents, end of period	$110,730	$79,120

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2000 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2000, included in our 2000 Annual Report on Form 10-K.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Numerator:
Net income	$8,351	$10,350	$19,493	$22,090

Denominator:
Weighted-average shares of common stock outstanding	38,817	38,211	38,690	37,923
Less: Weighted-average shares subject to repurchase	(39)	(15)	(31)	(15)

Shares used in computing basic net income per share	38,778	38,196	38,659	37,908
Effect of dilutive securities—employee stock options and shares subject to repurchase	1,484	2,241	1,926	1,993

Shares used in computing diluted net income per share	40,262	40,437	40,585	39,901

Basic net income per share	$0.22	$0.27	$0.50	$0.58
Diluted net income per share	$0.21	$0.26	$0.48	$0.55
Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	1,940	—	1,170	17

Note 3. Comprehensive Income

    For the three and nine month periods ended March 31, 2001 and 2000, the currency translation adjustment was not material and, therefore, total comprehensive income closely approximated net income in each period presented.

Note 4. Contingencies

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products.

    On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith.  On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. We anticipate a ruling from the Court concerning these terms in the near future. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. In addition, Lexra has filed a request with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. The Patent and Trademark Office has indicated that it will conduct a re-examination of the patent.

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

    We are not aware of any pending disputes, including that discussed above that we believe would adversely affect our business, results of operations or financial condition.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the SEC staff's views in applying generally accepted accounting principles to revenue recognition. We are currently in the process of evaluating SAB 101 and what effect it may have on our financial statements. We have not yet determined whether the adoption of SAB 101 will have a material impact on our financial position or results of operations. In the event that the adoption of SAB 101 requires us to report a change in accounting principle related to our revenue recognition policy, we would be required to report such change in the quarter ending June 30, 2001.

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

    Total revenue for the third quarter of fiscal 2001 was $27.8 million and for the first nine months of fiscal 2001 was $70.1 million compared to $27.0 million and $67.4 million for the comparable periods in fiscal 2000. Total revenue excluding royalties from Nintendo 64 game products was $15.9 million and $47.0 million in the third quarter and first nine months of fiscal 2001 and grew 40% during the third quarter of fiscal 2001 and 51% during the first nine months of fiscal 2001 over the comparable periods in fiscal 2000. Royalties for the third quarter of fiscal 2001 were $16.1 million and for the first nine months of fiscal 2001 were $34.2 million compared to $18.1 million and $43.6 million for the comparable periods in fiscal 2000. The decreases in both periods were due primarily to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life cycle, we expect that sales of such products and the related royalties we receive will generally trend downward, subject to seasonal fluctuations and the impact of particular game titles introduced by Nintendo from time to time. Royalties excluding royalties from Nintendo 64 game products grew 65% in the third quarter of fiscal 2001 and 50% in the first nine months of fiscal 2001 over the comparable periods in fiscal 2000. Contract revenue for the third quarter of fiscal 2001 was $11.7 million and for the first nine months of fiscal 2001 was $35.9 million compared to $8.8 million and $23.8 million for the same periods in fiscal 2000. The increases in both periods were the result of technology license fees from new agreements and engineering service fees earned upon our achievement of defined milestones. We expect that contract revenue, except for seasonal fluctuations in royalties, will be greater than 50% of our total revenue for the next several years.

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

    Cost of contract revenue was zero for the third quarter and $250,000 for the first nine months of fiscal 2001, compared to no cost of contract revenue in the third quarter of fiscal 2000 and $500,000 for the first nine months of fiscal 2000. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee, are recorded as research and development expense.

    Research and development expenses for the third quarter of fiscal 2001 were $9.5 million and for the first nine months of fiscal 2001 were $24.9 million compared with research and development expenses of $6.8 million and $20.1 million for the comparable periods in fiscal 2000. The increases in research and development expenses in both periods were due to the addition of resources and tools to support various project development activities, including the addition of 19 employees to the development team during the past twelve months. These increases were partially offset by lower requirements for contractors needed to meet project milestones. We expect research and development expenses to increase in the foreseeable future as we continue to develop new designs for the digital consumer and business products markets and the embedded processor market.

    Sales and Marketing.  Sales and marketing expenses for the third quarter of fiscal 2001 were $4.3 million and for the first nine months of fiscal 2001 were $11.4 million compared to $2.6 million and $7.0 million for the comparable periods in fiscal 2000. The increases in sales and marketing expenses in both periods were due to additional resources hired to support our increasing licensing and third party tools and applications activities. We increased our sales and marketing staff to 54 persons as of March 31, 2001, from 32 persons as of March 31, 2000, to support this growth.

    General and Administrative.  General and administrative expenses for the third quarter of fiscal 2001 were $2.6 million and for the first nine months of fiscal 2001 were $6.8 million compared to $1.4 million and $5.5 million for the comparable periods in fiscal 2000. The increases in general and administrative expenses in both periods were primarily due to increased legal expense required to support our ongoing patent and licensing activity.

    Other Income, Net.  For the third quarter of fiscal 2001, other income, net, was $1.7 million and for the first nine months of fiscal 2001 was $4.9 million, compared to other income, net, of $1.1 million and $2.6 million for the comparable periods in fiscal 2000. The increases in both periods were primarily due to interest income earned from the investment of cash generated from our operating activities and from proceeds on the issuance of common stock under our stock plans.

    Income Taxes.  We recorded a provision for income taxes of $4.8 million for the third quarter of fiscal 2001 and $12.2 million for the first nine months of fiscal 2001, compared to $6.9 million and $14.8 million for the same periods in fiscal 2000. The estimated annual income tax rate of 38.5% in fiscal 2001 is lower than the effective tax rate of 40% in fiscal 2000 due to benefits derived from foreign income at rates below the US statutory rate and other US incentives.

Financial Condition

    At March 31, 2001, we had cash and cash equivalents of $110.7 million and total working capital of $108.1 million.

    Our operating activities provided net cash of $24.7 million for the nine months ended March 31, 2001 compared to $18.4 million for the comparable period in the prior year. During the nine month period ended March 31, 2001, net cash provided by operating activities consisted mainly of net income, a net increase in other assets and liabilities and the benefit of non-cash depreciation expenses, partially offset by an increase in accounts receivable. The net increase in other assets and liabilities in fiscal

2001 was primarily due to the tax provision, offset by a decrease in deferred revenue. The increase in accounts receivable reflects the timing of the invoicing and collection of license fees owed us under licensing agreements. During the nine months ended March 31, 2000, net cash provided by operations consisted primarily of net income and a net increase in other assets and liabilities, offset by an increase in accounts receivable and a decrease in accounts payable. The net increase in other assets and liabilities in fiscal 2000 was primarily due to the tax provision and an increase in deferred revenue and was partially offset by a decrease in accrued liabilities. The increase in accounts receivable reflects the timing of the invoicing and collection of license fees owed us under licensing agreements. The decrease in accounts payable was due to a payment of taxes due to Silicon Graphics for our fiscal 1999 tax liability incurred under a tax sharing agreement with Silicon Graphics.

    Net cash used in investing activities was $4.7 million for the nine months ended March 31, 2001 compared to $2.6 million for the comparable period in the prior year. Net cash used in investing activities in both periods represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $6.6 million for the nine months ended March 31, 2001 compared to $13.5 million for the comparable period in the prior year. Net cash provided in both periods resulted primarily from the exercise of employee stock options.

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

    On June 20, 2000, Silicon Graphics distributed all of the shares of our common stock that it owned in a transaction intended to be tax-free to Silicon Graphics and its stockholders. Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30-month period following this distribution is limited under the terms of a distribution tax indemnification agreement that we entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except:

  •
  pursuant to the exercise of employee, director or consultant stock options or awards and

  •
  for the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution unless certain conditions are met.

Factors That May Affect Our Business

    Factors negatively affecting sales of Nintendo 64 video game players and related cartridges could adversely affect us.  Royalties from Nintendo and NEC Corporation relating to Nintendo 64 video game players and related cartridges accounted for 43% of our total revenue for the third quarter of fiscal 2001 and 33% for the first nine months of fiscal 2001 compared to 58% and 54% for the comparable periods in the prior year. We anticipate that royalties related to Nintendo 64 game products, while continuing to represent an important portion of our total revenue for the next few quarters, will continue to decline. If we cannot replace these lost revenues, our revenue will decline. The market for home entertainment products is competitive and the introduction of new products or technologies, as well as shifting consumer preferences and generally uncertain economic conditions, could negatively impact the amount and timing of sales of Nintendo 64 game products.

    We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products.  The next generation Nintendo video game system will not incorporate our technology. Our ability to diversify our sources of revenue is uncertain and will depend on whether our processors and related designs are selected for design into a broader range of both digital consumer and business products, which we refer to as design wins. Our ability to achieve design wins is subject to several risks and uncertainties, including:

  •
  the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products, due to a limited number of product manufacturers and the length of product life cycles; and

  •
  the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer and business product applications.

    Even if our technology is incorporated into new products, we cannot be certain that any such products will ultimately be brought to market, achieve commercial acceptance or generate meaningful royalties for us.

    We depend on semiconductor companies and manufacturers of digital consumer and business products to adopt our technology and use it in the products they sell.  The adoption and continued use of our technology by semiconductor companies and digital consumer and business product manufacturers is essential to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer and business product manufacturers on terms consistent with our business model, including:

  •
  investing the time and money required to build a relationship with a potential licensee;

  •
  potential competition with the internal design teams of semiconductor companies and digital consumer and business product manufacturers;

  •
  potential difficulties in persuading large semiconductor companies and digital consumer and business product manufacturers to work with us, to rely on us for critical technology, and to disclose to us proprietary manufacturing technology; and

  •
  potential difficulties in persuading potential licensees to bear certain development costs associated with our technology and to produce embedded processors using our technology.

    We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our business.

    Moreover, we are subject to risks beyond our control that influence the success or failure of a particular semiconductor company or digital consumer and business product manufacturer, including:

  •
  the competition it faces and the market acceptance of its products;

  •
  its engineering, marketing and management capabilities and the technical challenges unrelated to our technology that it faces in developing its products; and

  •
  its financial and other resources.

    Generally, our current licensees are not obligated to license new or future generations of our processor designs. In addition, because we do not control the business practices of our licensees, we do not influence the degree to which our licensees promote our technology or set the prices at which the products incorporating our technology are sold.

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

  •
  the establishment or loss of licensing relationships with semiconductor companies or digital consumer or business product manufacturers;

  •
  the timing of new products and product enhancements by us and our competitors;

  •
  changes in development schedules, research and development expenditure levels and product support by us and digital consumer or business product manufacturers;

  •
  seasonal fluctuations; and

  •
  general economic and market conditions.

    We depend on the emerging market for digital consumer and business products and customer acceptance of the products that incorporate our technology.  The digital consumer and business products industries are presently the primary markets for our processor, core and related designs. The markets for digital consumer and business products is relatively new and emerging, and our success will depend largely on the level of interest in digital consumer and business products, many of which have only recently been introduced to the market. In addition, the timing and amount of royalties we receive will depend on customer acceptance of the products that incorporate our technology. We cannot assure you that any products that incorporate our technology will achieve commercial acceptance or generate meaningful royalties for us.

    Our dependence on the digital consumer and business products industries involves several risks and uncertainties, including:

  •
  changes in customer requirements and preferences;

  •
  the introduction of products by our competitors embodying new technologies or features; and

  •
  the current lack of open industry standards for hardware and software for digital consumer and business products.

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

    Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

  •
  our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and original equipment manufacturers (OEMs) of digital consumer and business products;

  •
  our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

  •
  changing customer preferences in the digital consumer and business products markets;

  •
  the emergence of new standards in the semiconductor industry and for digital consumer and business products;

  •
  the significant investment that is often required before commercial viability is determined; and

  •
  the introduction by our competitors of products embodying new technologies or features.

    Our failure to adequately address these risks could render our existing processor, core and related designs obsolete and could adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue in excess of or sufficient to cover the costs of development.

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

    We cannot assure you that any of our patent applications will be approved or that any of the patents that we own will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or their manufacturers' customers in connection with use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

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

    Revenue from our top two licensees excluding Nintendo represented an aggregate of 17% of our total revenue in the third quarter and 19% in the first nine months of fiscal 2001 compared to 23% and 17% of our total revenue in the comparable periods during the prior year. We may experience similar revenue concentration in the future, although the identity of the particular licensees that will account for this revenue concentration may vary from period to period depending on the addition or expiration of contracts, the nature and timing of payments due under our contracts and the volumes and prices at which our licensees sell products incorporating our technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. We anticipate a ruling from the Court concerning these terms in the near future. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. In addition, Lexra has filed a request with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. The Patent and Trademark Office has indicated that it will conduct a re-examination of the patent.

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

ITEMS 2, 3, 4, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation
By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: May 11, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS