Form 10-K405
period 2001-06-30
MIPS TECHNOLOGIES INC
filed 2001-09-24
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2001

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

Class A common stock, $.001 Par Value
Class B common stock, $.001 Par Value
(Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   Aggregate market value of the registrant's Class A common stock and Class B common stock held by non-affiliates of the Registrant as of August 31, 2001 was approximately $58.1 million and $170.3 million, respectively, based upon the closing prices reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock or Class B common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   As of August 31, 2001, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,877,833. The number of outstanding shares of the Registrant's Class B common stock, par value $.001, was 25,063,461.

   Documents incorporated by reference:

   Portions of the Registrant's proxy statement for its 2001 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1. Business

General

    MIPS Technologies, Inc. is a leading designer of high-performance and low power consumption processors, cores and related intellectual property for use in a wide variety of increasingly sophisticated consumer and business products. Our industry standard designs are based on our 32- and 64-bit reduced instruction set computing, or RISC, architectures. Our 64-bit RISC architecture is the volume leading architecture for 64-bit processors. We license our designs and related intellectual property to semiconductor companies and system original equipment manufacturers or OEMs. Together with our licensees, we offer a broad variety of high-performance processors in standard, custom, semi-custom and application-specific products. We currently have more than fifty licenses in place with companies around the world.

    Our licensing strategy has resulted in a strong market position for the MIPS architectures in stand-alone processors. Through our core licensing program, the MIPS architectures also have an important position in the market for system-on-a-chip products. Our primary target markets are the rapidly growing markets for digital consumer and business products including products for digital entertainment, networking and smart mobile devices. We believe that our 32- and 64-bit processor designs are well suited for these applications due to the scalability, low power consumption and high performance of our RISC architecture and the cost and time-to-market advantages provided by our intellectual property. Our processor and core designs and related intellectual property have been incorporated into several key products in these markets, including video game systems such as Nintendo 64 and Sony PlayStation and PlayStation 2, handheld mobile devices such as the NEC MobilePro, Casio Cassiopeia, Sony's Personal IT TV (also known as the "Air Board"), Fujitsu's PenCentra 2000, digital set-top boxes such as EchoStar's Dish Network and Motorola/General Instrument's DCT 5000 and internet appliances such as WebTV.

    MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our principal executive offices are located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000.

Industry Background

    Rapid advances in semiconductor technology have enabled the development of higher performance processors at lower cost. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, including a new generation of digital consumer and business products. Processors may be purchased individually and placed on a printed circuit board or they may be embedded into larger silicon chips. Improvements in semiconductor manufacturing processes have enabled the integration of entire systems onto a single integrated circuit to create complex system-on-a-chip solutions. In many cases, these system-on-a-chip solutions are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance processors and the development of system-on-a-chip technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly advanced digital consumer and business products.

    Embedded systems are broadly defined as microcontrollers, processors and cores plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. In the past, this market was dominated by low-cost 4-, 8- and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32- and 64-bit processors was common in higher cost but lower volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement some of today's advanced functions. Today, however, the price of 32- and 64-bit processors has reached the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer and business products.

    Digital consumer and business products that incorporate low power consumption and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include home video game consoles, digital cable set-top boxes, internet appliances, processor-based smart cards and handheld mobile devices. To meet the demands of the digital consumer and business products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers such as us in the form of processor cores and other functional blocks.

The MIPS Technologies Network

    Our technology focuses on providing cost-effective, power consumption efficient, and high-performance processors, cores and related designs for high-volume embedded applications. The MIPS RISC architecture is flexible and designed to allow semiconductor manufacturers to integrate their intellectual property with our processor, core and related designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. Products incorporating the MIPS architecture range from digital cameras using processor cores with a die size of less than two square millimeters to high-performance set-top boxes and game consoles using processors with a die size of 300 square millimeters. In addition, while designed for high performance, our RISC-based architectures are being incorporated in a number of low-power applications such as handheld mobile devices and smart cards. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across a broad range of price and performance points to use common support tools and software.

    Through our network of semiconductor manufacturing and design companies, system OEMs and third party independent software, hardware and intellectual property or IP vendors, we have an established infrastructure to support our architecture as a standard platform for the embedded market.

    Licensees.  We have over forty-five licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS RISC processor architecture, processors, and cores. These licensees include such industry leaders as Broadcom Corporation, Gemplus International S.A., Infineon Technologies, AG, LSI Logic Corporation, Micron Technology Incorporated, NEC Corporation, Philips Semiconductor, Texas Instruments Incorporated and Toshiba Corporation.

    A number of our licensees, particularly our architecture licensees, have made significant investments in our technology and market development, which have resulted in the creation of multiple design teams around the world that are engaged in the development of MIPS-based processors. Approximately fourteen design teams are working for architecture licensees and are designing with the MIPS architecture, in addition to those teams comprised of our own employees. Using our flexible intellectual property, our licensees and their associated design teams are able to design optimized semiconductor products for multiple segments of the embedded market. In most cases, our licensees also add custom integration services and derivative design technologies to enhance our processor designs. Our licensees and their associated design teams have developed a broad portfolio of processors and standard products based on the MIPS RISC architecture as well as application specific extensions, some of which were developed by us or licensed back to us and offered to other licensees.

    We also develop and license custom processor designs intended to address the specific silicon process technology of the manufacturer to which it is licensed. Such designs customized to the technology of our licensee provide significant advantages. We believe that our ability to provide these custom processor designs is a competitive advantage. We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These include foundries (Chartered Semiconductor Manufacturing Ltd. and Taiwan Semiconductor Manufacturing Co., Ltd.) and an IP integrator (inSilicon).

    System OEMs.  Products based on the MIPS RISC architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer products incorporate the MIPS RISC architecture, including the Nintendo 64 and Sony PlayStation and PlayStation 2 video game systems, the Casio Cassiopeia and NEC MobilePro handheld mobile devices, the Echo Star digital set-top box and WebTV's Internet appliance. We participate in various sales and technical efforts directed to system OEMs and have increased our business development organization to build brand awareness of the MIPS RISC architecture among system OEMs.

    Third Party Independent Software, Hardware and IP Vendors.  Our RISC architecture is further supported by a variety of third-party independent software, hardware and IP vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs. Currently, these companies provide over 200 products in support of our RISC architecture. This support allows system OEMs to design the MIPS processor technology into their products. In particular, software operating systems developed by Microsoft and Wind River Systems, Inc. are compatible with our RISC architecture.

Markets and Applications

    Digital Consumer Products.  Together with our existing semiconductor licensees and their associated design teams, we seek to leverage our RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, handheld mobile devices, smart cards and set-top boxes. To date, MIPS RISC-based processors have been designed into many digital consumer products. Revenue related to the video game market, which presently accounts for a significant but declining portion of our total revenue, is expected to significantly decline in the total revenue mix during the next fiscal year.

      Video Games.  Video games were the first high-volume consumer application for 32- and 64-bit processors. Our key design wins in this market include the Nintendo 64 video game system, which uses our MIPS R4300i processor manufactured by NEC, the Sony PlayStation 2, which uses MIPS technology in an advanced design by Toshiba and a MIPS R3000 class embedded processor developed by LSI Logic, and the Sony PlayStation, which uses a MIPS R3000 class embedded processor developed by LSI Logic.

      Set-Top Boxes.  As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32- and 64-bit processors and related designs. Key design wins in this market include the set-top box used in WebTV's Internet appliance, which uses a MIPS R5000 class processor from PMC-Sierra, Echostar's Dish Network set-top box, which uses both a MIPS R3000 class processor from IDT and a MIPS R5000 class processor from PMC Sierra, and Motorola/General Instrument Corporation's DCT 5000+ advanced interactive digital set-top terminal which uses a MIPS R5000 class processor from NEC. Broadcom has announced MIPS-based BCM3350/BCM3351/BCM3352 communications processors targeted at the cable modem markets. Philips announced plans to use our MIPS64 20Kc processor core in its Nexperia advanced digitalTV and STB platforms.

      Handheld Mobile Devices.  To date, our RISC-based processor designs have been incorporated into handheld mobile devices of Casio, Fujitsu, Sony, Symbol Technologies and Vadem. In addition, NEC has incorporated a R4000 class processor design into its MobilePro handheld mobile device and Vadem has incorporated a similar processor into its Clio.

      Other Digital Consumer Products.  Other potential digital consumer product applications for our 32- and 64-bit processors include Windows-based terminals, mobile telecommunications products,

  DVD players, digital televisions, cameras and automotive applications. A rapidly growing new market is the smart card market, which is evolving from using microcontroller technology to 32-bit processor-based designs.

    Business Products.  In addition to consumer products, MIPS-based processors are being used for business applications.

      Networking Equipment.  MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Nortel Networks, Lucent Technologies and Extreme Networks also use our architecture for their networking equipment. In cable and DSL modems, we are a leading supplier to customers that include Broadcom, Centillium, Metalink and Virata Corporation.

      Printers.  Significant design wins in office automation applications include laser printers from Hewlett-Packard, QMS, Lanier and Kodak.

Products

    We design, develop and license intellectual property for high-performance processors. Our intellectual property is used in the design of processors, processor cores, processor architectures and application specific extensions that enable our licensees to design and/or manufacture flexible, high-performance processors, cores and systems-on-a-chip for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with our licensees, we seek to strengthen the position of the MIPS architecture and proliferate our designs in embedded systems applications. We have not historically manufactured, and do not intend to manufacture, processors and related devices.

    Designs.  We currently provide flexible, modular processor and core designs covering a range of price and performance points to enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

      MIPS32 4K Cores.  The MIPS32 4Kc, MIPS32 4Km, MIPS32 4Kp, MIPS32 4KSc, MIPS32 4KEc, MIPS32 4KEm and MIPS32 4KEp processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. The MIPS32 4K core designs are available in both process-optimized and synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

      In June 2001, we introduced four of the MIPS32 processor cores. The MIPS32 4KE core family, comprised of the 4KEc, 4KEm and 4KEp cores, is designed to provide significant performance and feature advantages for licensees and to improve their total system integration capabilities, reduce system costs and improve system performance. The 4KEc was adopted by LSI Logic for use in application specific integrated circuits, or ASICs. We also introduced the MIPS32 4KSc smart card processor core, adopted by Gemplus, the world's leading supplier of multi-application smart cards, and by Philips Semiconductor. The 4KSc smart card core provides the processing power required by next-generation smart cards while reducing total system power consumption and cost. Enhanced security features and accelerated software cryptography enable high levels of consumer data security and integrity.

      MIPS64 5K Cores.  The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements that also require the higher performance of a 64-bit core. The MIPS64 5Kc core design is available in both process-optimized and synthesizable formats.

      In June 2001, we introduced the MIPS64 5Kf core. It has a high level of floating point performance, which is critical for graphics-filled applications. To date, the 5Kf core has been licensed to Atmel Corporation, Broadcom Corporation, LSI Logic and Texas Instruments.

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

    MIPS32 and MIPS64 Architectures.  The MIPS32 and MIPS64 architectures provide new and improved features for system developers, and make it easier for development tool vendors to provide comprehensive support across both 32-bit and 64-bit implementations. These architectures are a combination of binary instructions and the hardware to execute them, which together determine the native capability of a processor. Architectural standards are important because, among other things, they become the common points around which tools are built, software libraries and compilers are written, and software operating systems are developed. Elements of processor architecture may be copyrighted or patented, thus preventing unrestricted use without a license. We license our processor architectures to promote the development and marketing of our compatible parts by our semiconductor licensees.

    Application Specific Extensions.  Application specific extensions or ASEs are intended to provide design flexibility for our application-specific products and are licensed to our architecture licensees as optional, additional features to use in designing processors and cores.

      MIPS16e ASE.  The MIPS16e ASE substantially reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e is implemented in the MIPS32 4KE core family and in the MIPS32 4KSc smart card core.

      MIPS-3D ASE.  The MIPS-3D ASE dramatically increases geometry processing performance for MIPS64-based processors. MIPS-3D includes 13 new instructions to the MIPS64 floating point unit and provides up to 35 million polygons per second of geometry processing power in a 750 MHz MIPS64 20Kc implementation.

      SmartMIPS ASE.  The SmartMIPS ASE is available for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The SmartMIPS ASE is implemented in the MIPS32 4KSc smart card core.

    MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, R3000, R4000, R5000 are registered trademarks, and R4300i, MIPS-3D, MIPS16e, MIPS32, MIPS64, 4K, 4Kc, 4Km, 4Kp, 4KEc, 4KEm, 4KEp, 4KSc, 5K, 5Kc, 5Kf, 20K, R20K, 20Kc and SmartMIPS are trademarks of MIPS Technologies, Inc. This report also contains trademarks and registered trademarks of other companies.

Research and Development

    We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers that possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS RISC architecture and develop a broader line of processors and cores that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors, cores and software technology. We believe that this increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized processor architecture and application specific extensions to work within and around our RISC architecture to enhance and tailor the capabilities of our processor designs for specific applications.

    We develop and license our processor designs in several forms. Custom processor designs are intended to address the specific silicon process technology of the manufacturer to which it is licensed. We believe that our ability to provide these custom designs is a competitive advantage. We also generate both high-level description language representations of our custom designs called synthesizable or "soft" cores, and intermediate representations with some process targeting called optimized cores. Synthesizable and optimized cores are flexible and can be licensed to multiple customers and used in multiple applications. Synthesizable cores are delivered as high-level, process independent circuit descriptions, leaving the process implementation details to the licensee. These designs provide the greatest flexibility to semiconductor companies. Optimized cores may be generated using standard ASIC methodologies, including circuit synthesis and automatic place-and-route. The use of optimized cores simplifies and expedites the task of porting a design to a specific manufacturing process. Implementation advantages of a new process technology can be quickly exploited using optimized cores without significant circuit redesign.

    At June 30, 2001, our research and development staff totaled 153 persons compared to 117 employees at June 30, 2000. We intend to hire additional highly skilled technical personnel for our research and development activities. We conduct our research and development activities in our Mountain View, California headquarters location and in a development center near Copenhagen, Denmark. Research and development expenses were $33.9 million in fiscal 2001, $28.1 million in fiscal 2000 and $21.1 million in fiscal 1999.

Sales and Marketing

    Our sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor companies and participating in marketing, sales and technical efforts directed to system OEMs. We license our RISC-based processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. The alliances we establish form a distribution channel and are an important element of our strategy to proliferate the MIPS RISC architecture as the standard in the embedded processor industry. In establishing these alliances, we seek to license our technology to those companies we believe can help us grow the overall market share of MIPS-based products through the use of their design capabilities, sales relationships, manufacturing expertise, applications knowledge or other capabilities. We presently have four sales offices located within the United States. Our international sales offices are located in Japan, the United Kingdom, France and Germany.

    We presently have two customers that individually account for more than 10% of our total revenue: Nintendo and Toshiba Corporation. All of the revenue derived from Nintendo reflects royalties related to sales of Nintendo 64 video game consoles and video game cartridges. Historically, royalties related to sales of Nintendo 64 video game players and cartridges have accounted for a substantial portion of our total revenue. The next generation Nintendo video game system scheduled to be introduced in the Fall of 2001 will not incorporate any of our technology. As a result of this transition, we expect that royalties from Nintendo 64 products, while continuing to represent an important portion of our total revenue over the next few quarters, will continue to decline and will be insignificant by the end of fiscal 2002. The revenue derived from Toshiba reflects both technology license fees from new license agreements and royalties, substantially all of which are related to processors used in the Sony Playstation 2 video game system. Because our technology is used primarily in digital consumer products, we also expect to experience seasonal fluctuations in our revenue and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue". For financial information regarding revenue derived from our international licensees, see Note 12 of Notes to Consolidated Financial Statements.

    Although the precise terms of our contracts vary, they typically provide for technology license fees and engineering service fees, which may be payable up-front and/or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Our contracts also provide for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology and, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services and sales and marketing support.

    Our marketing activities are also aimed at system OEMs. Through targeted advertising and co-marketing programs with our licensees, we seek to increase awareness of the MIPS RISC architecture. We believe that these efforts will generate demand for our technology from digital consumer product and business equipment manufacturers, thereby increasing demand from semiconductor companies for our designs in their products.

Intellectual Property

    Our patents, copyrights, mask work rights, trademarks, trade secrets and other intellectual property rights are critical to our success, and we rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

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

    We own 64 U.S. patents on various aspects of our technology, with expiration dates ranging from 2006 to 2019, and 60 pending U.S. patent applications, as well as all foreign counterparts relating thereto. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

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

    From time to time we have entered, and in the future may enter, into cross licensing arrangements with others, pursuant to which we license certain of our patents to third parties in exchange for patent licenses from these third parties licensees. Although these types of cross licensing arrangements are common in the semiconductor and processor industries, and do not generally provide for transfers of know-how or other proprietary information, such arrangements may facilitate the ability of these licensees, either alone or in conjunction with others, to develop competitive products and designs.

    In connection with our separation from Silicon Graphics in July 1998, we entered into arrangements with Silicon Graphics pursuant to which certain intellectual property was assigned to us, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to us; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to us. In the past, the MIPS Group (a division of Silicon Graphics) has benefited from its status as a division of Silicon Graphics in our access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. There can be no assurance that, as a stand alone company, we will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future. In addition, in connection with any future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

Competition

    The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor markets are legacy software compatibility, performance, functionality, price, customizability and power consumption. Our processors and cores compete with those of ARM Holdings plc, Hitachi Semiconductor (America) Inc., Tensilica Incorporated, ARC International (UK), Limited, and Power PC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including Advanced Micro Devices, Inc., Intel Corporation, Motorola, Inc. and National Semiconductor Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

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

Employees

    As of June 30, 2001, we had 230 employees. Of this total, 153 were in research and development, 54 were in sales and marketing and 23 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

    Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building subleased from Silicon Graphics in Mountain View, California. Payments by us to Silicon Graphics under this sublease are equal to amounts payable by Silicon Graphics under its sublease for the property with a third party. This sublease will expire on May 31, 2002, subject to earlier termination in certain circumstances.

    In addition, we lease approximately 44,600 square feet of technical office space near Copenhagen, Denmark for our European-based development team. The lease will expire in July 2010. We lease executive suite offices for our worldwide sales locations in Japan, the United Kingdom, France, Germany, Texas, Massachusetts and Southern California. These leases are primarily on a year-to-year basis.

    We believe that these facilities are adequate to meet our current needs but that we may need to seek additional space in the future.

Item 3. Legal Proceedings

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. The suit seeks injunctive relief and compensatory and enhanced damages together with costs and attorneys' fees. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. The Court issued its ruling on September 14, 2001 concerning the claim terms in dispute. The Court's ruling sets forth the interpretation of the disputed terms that will govern all further proceedings in the District Court. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. In addition, Lexra has filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We have filed our response to the first two of these requests with the Patent and Trademark Office and are awaiting action from the Patent Examiner. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

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

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the quarter ended June 30, 2001.

Item 4A. Executive Officers of the Registrant.

    Our executive officers and their ages as of June 30, 2001, were as follows:

Name	Age	Position
John E. Bourgoin	55	Chief Executive Officer and President
Sandy Creighton	48	Vice President, General Counsel and Secretary
Kevin C. Eichler	41	Vice President, Chief Financial Officer and Treasurer
Derek Meyer	41	Vice President, Worldwide Field Operations
Victor Peng	41	Vice President, Engineering

    John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996, and has served on our board of directors since May 1997. Mr. Bourgoin also served as a Senior Vice President of Silicon Graphics from September 1996 through May 1998. Prior to joining Silicon Graphics, and since 1976, Mr. Bourgoin was employed at Advanced Micro Devices, Inc. or AMD and held various positions including Group Vice President, Computation Products Group at AMD.

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

    Derek Meyer has served as our Vice President of Worldwide Field Operations since September 1999. Mr. Meyer joined us in May 1996 as Director of Worldwide Marketing and Sales and was Vice President—Sales and Marketing from March 1998 to September 1999.

    Victor Peng has served as our Vice President, Engineering since November 2000. Mr. Peng joined us in January 1997 as Director of CAD. Mr. Peng was Director of Engineering for the Ruby development program from March 1998 until July 2000 and served as Vice President, Engineering for High Performance Processors from July 2000 until November 2000. Prior to joining us and since 1982, Mr. Peng was employed at Digital Equipment Corporation in the semiconductor engineering group where he held technical and management roles on 5 VAX and Alpha microprocessor development efforts including the Alpha 21264 microprocessor.

    There are no family relationships between any of our executive officers.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

    Our Class A common stock has been quoted on the Nasdaq National Market under the symbol "MIPS" since our initial public offering on June 30, 1998. Prior to that time, there was no public market for our common stock. Effective April 5, 1999 and in connection with our recapitalization, our common stock, as then quoted on the Nasdaq National Market, was redesignated as Class A common stock. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend of Class B common stock to its stockholders. Prior to this distribution, the Class B shares were not publicly traded. On June 21, 2000, the first day of public trading of Class B common stock under the market symbol "MIPSB", the reported last sale price was $32.88. The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our Class A and Class B common stock on the Nasdaq National Market.

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2001
First Quarter	$59.63	$36.50	$53.69	$33.69
Second Quarter	$44.06	$24.69	$37.63	$22.25
Third Quarter	$38.38	$21.75	$35.88	$20.69
Fourth Quarter	$22.23	$13.22	$20.50	$12.15
	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2000
First Quarter	$45.00	$29.50	—	—
Second Quarter	$63.75	$26.75	—	—
Third Quarter	$90.69	$42.94	—	—
Fourth Quarter	$55.75	$18.19	$39.69	$32.00

    As of August 31, 2001, there were approximately 44 stockholders of record of our Class A common stock and 4,761 stockholders of record of our Class B common stock. Because most of our Class A and Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

    You should read the selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below as of and for the fiscal years ended June 30, 2001, 2000, 1999, 1998 and 1997 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

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

	Years Ended June 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$41,931	$55,828	$59,385	$55,980	$37,192
Contract revenue	42,978	34,011	12,325	830	3,115

Total revenue	84,909	89,839	71,710	56,810	40,307
Costs and expenses:
Cost of contract revenue	250	750	125	375	1,345
Research and development	33,902	28,104	21,069	43,446	68,827
Sales and marketing	15,833	10,354	7,359	5,307	6,170
General and administrative	9,007	7,781	7,002	4,685	4,750
Restructuring charge	—	—	—	2,614	—

Total costs and expenses	58,992	46,989	35,555	56,427	81,092

Operating income (loss)	25,917	42,850	36,155	383	(40,785)
Other income (expense), net	6,287	3,896	1,614	(7)	(50)

Income (loss) before income taxes and the cumulative effect of change in accounting principle	32,204	46,746	37,769	376	(40,835)
Provision for income taxes	12,401	19,633	15,108	—	—

Income before cumulative effect of change in accounting principle	19,803	27,113	22,661	376	(40,835)
Cumulative effect of change in accounting principle, net of tax benefit (1)	(741)	—	—	—	—

Net income (loss)	$19,062	$27,113	$22,661	$376	$(40,835)

Net income (loss) per basic share (1)	$0.49	$0.71	$0.61	$0.01	$(1.13)
Net income (loss) per diluted share (1)	$0.47	$0.68	$0.58	$0.01	$(1.13)
(1)
We adopted SEC Staff Accounting Bulletin No. 101 or SAB 101—Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001. The effect of the change was recorded as the cumulative effect of a change in accounting principle effective as of July 1, 2000. Pro forma income (loss) per share amounts (unaudited), assuming the accounting change in accordance with SAB 101 was applied retroactively to the beginning of the period presented, are as follows:

	Years Ended June 30,
	2001	2000	1999	1998	1997
	(In thousands, except per share data)
Net income (loss)	$19,803	$28,884	$20,088	$376	$(40,835)
Net income (loss):
Per basic share	$0.51	$0.76	$0.54	$0.01	$(1.13)
Per diluted share	$0.49	$0.72	$0.52	$0.01	$(1.13)

	June 30,
	2001	2000	1999	1998	1997
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$116,520	$84,359	$49,916	$45	$—
Working capital (deficiency)	112,958	84,488	35,037	(4,530)	(8,446)
Total assets	140,433	109,252	59,389	4,696	19,674
Total stockholders' equity (deficit)	122,708	92,204	40,721	(747)	8,072

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

    You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report. Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under "Factors That May Affect Our Business," and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Overview

    Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the last few years, cost considerations limited the use of MIPS RISC processors in high-volume digital consumer products. As the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and, most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. In order to increase the focus of the MIPS Group on the design and development of processor intellectual property for the embedded market, effective June 1, 1998, Silicon Graphics separated the business of the MIPS Group from its other operations and transferred to us the assets, including the royalty stream from Nintendo, and liabilities and intellectual property related to this business.

Revenue

    Our revenue consists of royalties and contract revenue earned under contracts with our licensees. Our contracts with our licensees are typically subject to periodic renewal or extension and expire at various dates through June 2018. Although the precise terms of our contracts vary, they typically provide for royalties, technology license or engineering service fees, and maintenance fees.

    We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, generally in the quarter following the sale of the licensee's product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis.

    Contract revenue includes technology license fees and engineering services fees. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. License fees are typically recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Fees related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology we develop, including under engineering services contracts, can be licensed to multiple customers.

    In the fourth quarter of fiscal 2001, but effective to July 1, 2000, we changed our method of accounting to that described above for fees related to engineering services contracts. We historically recognized these fees as revenue when all of the contractual obligations required to earn each milestone payment had been met, there were no further performance obligations for such milestone, and collection was deemed probable. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements, released in December 1999.

    As a result of this change in method of accounting, we recorded in fiscal 2001 a charge of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. The $1.2 million was recorded as revenue under SAB 101 in fiscal 2001, while approximately $1.1 million of revenue that would have been recognized in fiscal 2001 under the prior revenue recognition method was deferred. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the accounting change was made retroactively to prior periods.

    In fiscal 2001, royalties accounted for approximately 49% of our total revenue, compared to 62% in fiscal 2000 and 83% in fiscal 1999. Royalties from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges accounted for approximately 32% of our total revenue for fiscal 2001, 49% of our total revenue for fiscal 2000, and 71% of our total revenue for fiscal 1999. Current royalties received from Nintendo are based on unit sales of Nintendo 64 video game cartridges. In addition, we receive royalties from NEC based on a percentage of the revenue derived by NEC from sales of the processor included in the Nintendo 64 video game player. The next generation Nintendo video game system will not incorporate any of our technology. We anticipate that revenue related to sales of Nintendo 64 video game players and related cartridges will decline significantly during the next few quarters and will be insignificant by the end of fiscal 2002.

    Although a substantial portion of our total revenue to date has been derived from royalties and contract revenue relating to sales of Nintendo 64 video game products, we expect that royalties and contract revenue related to the development and sales of other digital consumer products, such as handheld mobile devices, smart cards and set-top boxes, as well as other video game products, will constitute an increasingly significant portion of our total revenue. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers, and the royalty reports submitted by our licensees generally do not disclose which consumer products include our RISC technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will be dependent upon a particular digital consumer product or product manufacturer.

    Because revenue related to sales of digital consumer products is expected to represent a substantial portion of our total revenue over the next several years, we expect to experience seasonal fluctuations in our revenue and operating results. We typically record royalty revenue from our licensees, including Nintendo, in the quarter following the sale of the related digital consumer product. Historically, we have realized a disproportionate amount of our revenue and operating income in our third fiscal quarter because a disproportionate amount of Nintendo 64 video game cartridges are typically sold in the second fiscal quarter (which includes the holiday selling season). As we increase our focus on processors, cores and related designs for high-volume digital consumer products, similar seasonal fluctuations in our revenue and operating results can be expected to continue.

    To date, companies based in Japan have accounted for the substantial portion of our total revenue. We have an existing sales office in Japan and we have opened sales offices in France, Germany and the United Kingdom in order to expand and diversify our customer base in Europe. During fiscal 2001, Europe accounted for 13% of our total revenue compared to 2% in fiscal 2000. International revenue accounted for approximately 62% of our total revenue in fiscal 2001, 66% of our total revenue in fiscal 2000 and 90% of our total revenue in fiscal 1999. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue. In addition, most of our international licensees have customers worldwide including those based in the United States. Therefore, our revenue is derived from a global customer base.

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

  Research and Development

    Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, and CAD tools. The costs we incur with respect to internally developed technology and engineering services are included in research and development expense as they are incurred and are not directly related to any particular licensee, license agreement or license fee. We expect that our research and development staff and expenses will increase as we continue to develop new designs for digital consumer and business products.

  Sales and Marketing

    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, advertising and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships. We expect that our sales and marketing staff and related expenses will increase as we seek to diversify our revenue base.

  General and Administrative

    General and administrative expenses comprise salaries, legal fees associated with patent and trademark protection, and expenses related to compliance with the reporting and other requirements of a publicly traded company. Between 1998 and 2000, certain facilities services were provided to us pursuant to an agreement with Silicon Graphics. Our general and administrative expenses have grown substantially since the separation from Silicon Graphics due to costs related to our status as a stand-alone entity. We expect our general and administrative expenses will increase at a lower rate in the near future.

Results of Operation—Years Ended June 30, 2001, 2000 and 1999

Revenue

    Our revenues in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Royalties	Contract Revenue	Total Revenue
2001	$41.9 million	$43.0 million	$84.9 million
2000	55.8 million	34.0 million	89.8 million
1999	59.4 million	12.3 million	71.7 million

    Total revenue consists of royalty revenue and contract revenue. Total revenue decreased by $4.9 million in fiscal 2001 due to a decrease in royalty revenue that was offset in part by an increase in contract revenue. Total revenue increased by $18.1 million in fiscal 2000, primarily due to an increase in contract revenue as we entered into technology licensing agreements with both new and existing licensees. Royalties for fiscal 2001, 2000 and 1999 consisted of royalties from sale by licensees of products incorporating our technology and from sales of Nintendo 64 video cartridges. Total royalties decreased by $13.9 million in fiscal 2001 and $3.6 million in fiscal 2000 due to a decline in royalties from Nintendo 64 products. This decline was offset in part by a 30% increase in non-Nintendo 64 royalties in fiscal 2001 and 31% increase in fiscal 2000. Contract revenue for fiscal 2001, 2000 and 1999 consists of fees generated from new license agreements entered into during these periods, and included engineering service fees earned. Contract revenue in fiscal 2001 and 2000 increased as we entered into 23 new agreements in fiscal 2001 and 19 new agreements in fiscal 2000 with new and existing licensees.

    Our costs of contract revenue in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Cost of Contract Revenue
2001	$250,000
2000	750,000
1999	125,000

    Cost of contract revenue in fiscal 2001, 2000 and 1999 was principally attributable to sublicense fees. We believe that future cost of contract revenue will continue to be minimal.

    Research and development expenses in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Research and Development Expenses
2001	$33.9 million
2000	28.1 million
1999	21.1 million

    The increase in research and development expenses of $5.8 million in fiscal 2001 from fiscal 2000 and $7.0 million in fiscal 2000 from fiscal 1999 reflects the additional resources needed to staff and support new development projects. Our research and development staff increased to 153 persons at June 30, 2001, from 117 persons at June 30, 2000 and 98 persons at June 30, 1999 as we added resources for new development projects.

    Sales and marketing expenses in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	Sales and Marketing Expenses
2001	$15.8 million
2000	10.4 million
1999	7.4 million

    The increase in sales and marketing expenses in both fiscal 2001 and fiscal 2000 was primarily due to an increase in support of our licensing revenue growth and an increase in product and industry marketing activities. Our sales and marketing staff increased to 54 persons at June 30, 2001, from 39 persons at June 30, 2000 and 25 persons at June 30, 1999 in order to support this growth.

    General and administrative expenses in fiscal 2001, 2000 and 1999 were as follows:

Fiscal Year	General and Administrative Expenses
2001	$9.0 million
2000	7.8 million
1999	7.0 million

    The increase in general and administrative expenses in both fiscal 2001 and 2000 reflects increases in our legal and administrative resources necessary to support our expansion in the marketplace. This includes increases in expenses related to the establishment and protection of our patents and trademarks as well as costs associated with the regulatory and reporting requirements of a public company with several international locations.

    Other income (expense), net consists primarily of interest income of $5.7 million in fiscal 2001 compared to $3.8 million in fiscal 2000 and compared to $1.6 million in fiscal 1999. The interest income was earned from the investment of the net cash proceeds of approximately $16.0 million from our July 1998 initial public offering and the cash generated from our operating activities during fiscal 2001, 2000 and 1999.

    On May 13, 1999, the date of a secondary public offering of our common stock by Silicon Graphics, Silicon Graphics' ownership interest in us was reduced to approximately 67%. Because Silicon Graphics owned less than 80% of our outstanding Class A and Class B common stock, we were no longer included in Silicon Graphics' consolidated federal income tax group, but instead file separate tax returns. While we were a part of Silicon Graphics' consolidated group for federal income tax purposes, we were responsible for our income taxes through a tax sharing agreement with Silicon Graphics. To the extent we produced taxable income, losses or credits, we made or received payments as though we filed separate federal, state and local income tax returns. We recorded a provision for income taxes of $12.4 million in fiscal 2001 based on an estimated federal and state combined rate of 38.5%. We recorded a provision for income taxes of $19.6 million in fiscal 2000 based on a federal and state combined rate of 42% on income before taxes. The reduction in the federal and state combined rate to 38.5% in fiscal 2001 from 42% in fiscal 2000 was due primarily to increased research and development credits and a reduction of unbenefited foreign losses. We recorded a provision for income taxes of $15.1 million in fiscal 1999 based on a federal and state combined rate of 40% on income before taxes.

Impact of Currency

    Certain of our international licensees pay royalties based on revenues that are reported in a local currency (currently yen) and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales by our manufacturing licensees are denominated in foreign currencies, royalties we receive on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology we sell to our licensees were to increase as a result of fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our royalties. We are unable to predict the amount of non-U.S. dollar denominated revenue earned by our licensees and, therefore, have not attempted to mitigate the effect that currency fluctuations may have on our royalty revenue.

Liquidity and Capital Resources

    Our principal capital requirements are to fund working capital needs, and to a lesser extent capital expenditures. At June 30, 2001, we had cash and cash equivalents of $116.5 million and working capital of $113.0 million. For fiscal year ended June 30, 2001, our operating activities provided cash of $30.6 million, primarily due to net income, depreciation, and decreases in accounts receivable and an increase in other liabilities. The decrease in accounts receivable was due to a decrease in the number of licensing agreements completed near the end of fiscal 2001. The increase in other liabilities is due to fluctuations in taxes payable. For the fiscal year ended June 30, 2000, our operating activities provided cash of $24.1 million, primarily reflecting net income, depreciation and an increase in accrued liabilities, partially offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period. The decrease in accounts payable was the result of a payment to Silicon Graphics for taxes accrued at June 30, 1999. The increase in accrued liabilities is attributable to an increase in income taxes payable. For the fiscal year ended June 30, 1999, our operating activities provided cash of $38.1 million, primarily reflecting net income, depreciation and an increase in accounts payable and accrued liabilities, as well as other non-cash charges, partially offset by an increase in accounts receivable. The increase in accounts payable and accrued liabilities was the result of accrued income taxes and an increase in accrued compensation related to higher staffing levels, as well as accumulated performance bonuses and increased accrued administrative costs associated with being a public company. The increase in accounts receivable was due to amounts owed to us under new license agreements entered into during the period.

    Net cash used in investing activities was $5.6 million, $4.1 million, and $4.1 million for the fiscal years ended June 30, 2001, 2000 and 1999, respectively. Net cash used in investing activities in all periods presented consisted of equipment purchases and licensing of computer aided design tools used in our development activities. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $7.8 million for the fiscal year ended June 30, 2001, compared to $14.7 million for fiscal 2000 and $15.9 million for fiscal 1999. Net cash provided by financing activities for fiscal 2001 and 2000 consisted primarily of net cash proceeds to us from the issuance of common stock through the exercise of stock options. Net cash provided by financing activities for fiscal 1999 consisted primarily of net cash proceeds to us of approximately $16.0 million from the issuance of common stock in our initial public offering.

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

    On June 20, 2000, Silicon Graphics distributed all of the shares of our common stock that it owned in a transaction intended to be tax-free to Silicon Graphics and its stockholders. Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30-month period following this distribution will be limited under the terms of a distribution tax indemnification agreement which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) for the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution unless certain conditions are met.

Factors That May Affect Our Business

    Our success is subject to numerous risk and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, all of which could cause our stock price to decline.

    We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products.  Historically, royalties from Nintendo and NEC Corporation relating to Nintendo 64 video game players and related cartridges have accounted for a substantial portion of our total revenues. We anticipate that royalties related to Nintendo 64 game products, while continuing to represent an important portion of our total revenue for the next few quarters, will continue to decline and will be immaterial by the end of fiscal 2002. In addition, the next generation Nintendo video game system will not incorporate our technology. We must diversify our sources of revenue to offset the decline in these Nintendo-related revenues. However, our ability to diversify our sources of revenue is uncertain and will depend on whether our processors and related designs are selected for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

    Our future growth depends in significant part on our receipt of royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.  Our license agreements generally provide for our receipt of license fees, which we characterize as contract revenue, paid for access to our technology, and, ultimately, for royalties that are owed to us upon the sale of products incorporating this technology. In recent years we have had a large percentage growth rate in contract revenues from licenses of our technology. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we do not expect our contract revenue to continue to grow at the same rate as it has in the past. Generally our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. Our future growth depends significantly on our receipt of royalties from the sales of products using our technology. Frequently these sales upon which our royalties depend are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. To date most of our royalties have come from the sale of Nintendo 64 products, and we expect it to be difficult to predict royalties from other sources.

    Because of our dependence on royalties from the sale of products incorporating our technology, our success is linked to the success of our licensees and, in the case of our semiconductor company licensees, the success of their customers. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

  •
  the competition these companies face and the market acceptance of their products;

  •
  the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products;

  •
  their financial and other resources.

Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology and do not set the prices at which products incorporating our technology are sold.

    Our quarterly financial results are subject to significant fluctuations that could adversely affect our stock price.  Our quarterly financial results may vary significantly due to a number of factors, many of which are outside of our control. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. Therefore, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance.

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

  •
  the financial terms and delivery schedules of our contractual arrangements with our licensees, which may provide for significant up-front payments or payments based on the achievement of certain milestones;

  •
  the relative mix of contract revenue and royalties;

  •
  competitive pressures resulting in lower contract revenue or royalty rates;

  •
  our ability to develop, introduce and market new processor intellectual property;

  •
  the establishment or loss of licensing relationships with semiconductor companies or digital consumer and business product manufacturers;

  •
  the timing of new products and product enhancements by us and our competitors;

  •
  changes in development schedules, research and development expenditure levels and product support by us and digital consumer and business product manufacturers;

  •
  seasonal fluctuations; and

  •
  general economic and market conditions.

    We depend on semiconductor companies and digital consumer and business product manufacturers to adopt our technology and use it in the products they sell.  The adoption and continued use of our technology by semiconductor companies and digital consumer and business product manufacturers is essential to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer and business product manufacturers on terms consistent with our business model, including:

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

    We cannot assure you that we will be able to maintain our current relationships or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our business. In addition, we may devote substantial resources to the pursuit of a relationship with a potential licensee that ultimately is not successful.

    We depend on the emerging markets for digital consumer and business products and customer acceptance of the products that integrate our technology.  The digital consumer and business products industries are presently the primary market for our processor, core and related designs. The markets for digital consumer and business products are relatively new and emerging, and our success will depend largely on the level of interest in digital consumer and business products, many of which have only recently been introduced to the market and for us to grow, it is necessary that a significant number of additional products incorporating our technology be developed and successfully marketed. Further, customer acceptance of both consumer and business products may be hampered during periods of general economic uncertainty, as many consumers and businesses might delay their purchase decisions. We cannot assure you that any products that incorporate our technology will achieve commercial acceptance or generate meaningful royalties for us.

    Our dependence on the digital consumer and business products industries involves several risks and uncertainties, including:

  •
  changes in customer requirements and preferences;

  •
  the introduction of products by our competitors embodying new technologies or features; and

  •
  the current lack of open industry standards for hardware and software in digital consumer and business products.

    If we are unable to develop enhancements and new generations of our intellectual property, we may be unable to achieve design wins.  Our future success will depend on our ability to develop enhancements and new generations of our processors, cores and other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor, core and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a sufficient number of design wins would adversely affect our business, results of operations and financial condition.

    Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

  •
  our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and original equipment manufacturers, or OEMs, of digital consumer and business products;

  •
  our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

  •
  changing customer preferences in the digital consumer and business products markets;

  •
  the emergence of new standards in the semiconductor industry and for digital consumer and business products;

  •
  the significant investment in a potential product that is often required before commercial viability is determined; and

  •
  the introduction by our competitors of products embodying new technologies or features.

    Our failure to adequately address these risks could render our existing processor, core and related designs obsolete and adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue in excess of or sufficient to cover the costs of development.

    If we fail to compete effectively in the market for embedded processors, our business will be adversely affected.  Competition in the market for embedded processors is intense. Our products compete with those of other designers and developers of processors and cores, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs. We cannot assure you that we will be able to compete successfully or that competitive pressures will not materially and adversely affect our business, results of operations and financial condition.

    In order to be successful in marketing our products to semiconductor companies, we must differentiate our processors, cores and related designs from those available or under development by the internal design groups of these companies, including some of our current and prospective licensees. Many of these internal design groups have substantial engineering and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete directly with ours or may actively seek to license their own technology to third-party semiconductor companies.

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

    Our intellectual property may be misappropriated or subject to claims of infringement.  Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS-based products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs.

    We cannot assure you that any of our patent applications will be approved or that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or their manufacturers' customers in connection with use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

    We depend on our key personnel to succeed.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. Generally, our employees are not bound by employment or non-competition agreements, and we cannot assure you that we will retain our key officers and employees. Further, we expect that we will continue to need to hire highly skilled personnel, particularly engineering and other technical personnel for our research and development activities. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could adversely affect our business, results of operations and financial condition.

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

Item 8. Financial Statements and Supplementary Data.

    The following table presents selected quarterly information for fiscal 2001 and 2000 (in thousands, except per share data):

	First Quarter Restated(1)	Second Quarter Restated(1)	Third Quarter Restated(1)	Fourth Quarter
Fiscal 2001:
Total revenue	$20,180	$18,971	$28,135	$17,623
Operating income	6,816	5,375	11,763	1,963
Income before cumulative effect of change in accounting principle	5,031	4,223	8,539	2,010
Cumulative effect of a change in accounting principle, net of tax benefit(1)	(741)	—	—	—

Net income	$4,290	$4,223	$8,539	$2,010

Net income per basic share:
Net income before cumulative effect of change in accounting principle	$0.13	$0.11	$0.22	$0.05
Cumulative effect of change in accounting principle	$(0.02)	—	—	—

Net income per basic share	$0.11	$0.11	$0.22	$0.05

Net income per diluted share:
Net income before cumulative effect of change in accounting principle	$0.12	$0.10	$0.21	$0.05
Cumulative effect of change in accounting principle	$(0.02)	—	—	—

Net income per diluted share	$0.10	$0.10	$0.21	$0.05

(1)
In the year ended June 30, 2001, we adopted SAB 101 and reported the change as the cumulative effect of change in accounting principle. The accounting change was adopted in the fourth quarter of fiscal 2001, effective as of the first quarter of fiscal 2001, and the first three quarters of fiscal 2001 were restated to retroactively reflect the change. Quarterly information as originally reported is presented under the caption "Fiscal 2001 as previously reported".

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2001 as previously reported:
Total revenue	$21,055	$21,242	$27,839
Operating income	7,691	7,646	11,467
Net income	$5,556	$5,586	$8,351

Net income per basic share	$0.14	$0.14	$0.22

Net income per diluted share	$0.14	$0.14	$0.21

Fiscal 2000:
Total revenue	$18,947	$21,494	$26,961	$22,437
Operating income	7,885	10,302	16,131	8,532
Net income	$5,114	$6,626	$10,350	$5,023

Net income per basic share	$0.14	$0.17	$0.27	$0.13

Net income per diluted share	$0.13	$0.17	$0.26	$0.13

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
  of MIPS Technologies, Inc.

    We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended June 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States.

    As discussed in Note 2 to the consolidated financial statements, effective July 1, 2001, the Company changed its method of accounting for revenue recognition in accordance with guidance provided by SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements.

/s/ ERNST & YOUNG LLP

San Jose, California
July 16, 2001

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$116,520	$84,359
Accounts receivable	6,443	9,175
Prepaid expenses and other current assets (see Note 10 regarding related party transactions with Silicon Graphics)	7,720	8,002

Total current assets	130,683	101,536
Equipment and furniture, net	8,089	6,742
Other assets	1,661	974

	$140,433	$109,252

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable (see Note 10 regarding related party transactions with Silicon Graphics)	$3,184	$2,270
Accrued liabilities	10,472	10,180
Deferred revenue	4,069	4,598

Total current liabilities	17,725	17,048
Stockholders' equity:
Class A common stock, $0.001 par value: 150,000,000 shares authorized; 13,876,041 and 13,376,818 shares outstanding at June 30, 2001 and 2000, respectively, net of 5,317 and zero reacquired shares at June 30, 2001 and 2000, respectively	14	13
Class B common stock, $0.001 par value: 100,000,000 shares authorized; 25,063,461 and 25,069,759 shares outstanding at June 30, 2001 and 2000 respectively, net of 6,298 and zero reacquired shares at June 30, 2001 and at June 30, 2000, respectively	25	25
Additional paid-in capital	175,520	153,627
Accumulated other comprehensive (loss)	(615)	(191)
Accumulated deficit	(52,236)	(61,270)

Total stockholders' equity	122,708	92,204

	$140,433	$109,252

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2001	2000	1999
Revenue:
Royalties	$41,931	$55,828	$59,385
Contract revenue	42,978	34,011	12,325

Total revenue	84,909	89,839	71,710
Costs and expenses (see Note 10 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	250	750	125
Research and development	33,902	28,104	21,069
Sales and marketing	15,833	10,354	7,359
General and administrative	9,007	7,781	7,002

Total costs and expenses	58,992	46,989	35,555

Operating income	25,917	42,850	36,155
Other income (expense), net	6,287	3,896	1,614

Income before income taxes and the cumulative effect of change in accounting principle	32,204	46,746	37,769
Provision for income taxes	12,401	19,633	15,108

Income before cumulative effect of change in accounting principle	19,803	27,113	22,661
Cumulative effect of change in accounting principle, net of tax benefit of $494	(741)	—	—
Net income	$19,062	$27,113	$22,661

Per basic share amounts:
Net income before cumulative effect of change in accounting principal	$0.51	$0.71	$0.61
Cumulative effect of change in accounting principle	$(0.02)	—	—
Net income per basic share	$0.49	$0.71	$0.61

Per diluted share amounts:
Net income before cumulative effect of change in accounting principal	$0.49	$0.68	$0.58
Cumulative effect of change in accounting principle	$(0.02)	—	—
Net income per diluted share	$0.47	$0.68	$0.58

Shares used in computing basic net income per share	38,716	38,030	37,258

Shares used in computing diluted net income per share	40,309	39,912	38,762

Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Total revenue	$84,909	$92,892	$67,421
Net income	$19,803	$28,884	$20,088
Net income:
Per basic share	$0.51	$0.76	$0.54

Per diluted share	$0.49	$0.72	$0.52

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(In thousands except share data)

	Common Stock
					Accumulated Other Comprehensive Income(loss)		Total Stockholders' Equity (Deficit)
	Class A Shares	Class B Shares	Amount	Additional Paid-in- Capital		Accumulated Deficit
Balances at June 30, 1998	—	36,000,000	$36	$120,041	—	$(120,824)	$(747)
Common stock issued under employee stock option and purchase plans	192,259	—	—	2,150	—	—	2,150
Issuance of stock options to a consultant for services	—	—	—	818	—	—	818
Shares issued in initial public offering, net of issuance costs of $404	5,500,000	(4,250,000)	1	15,871	—	—	15,872
Secondary offering by Silicon Graphics	6,680,241	(6,680,241)	—	—	—	—	—
Comprehensive income
Net income	—	—	—	—	—	22,661	22,661
Currency translation adjustment	—	—	—	—	(33)	—	(33)

Total comprehensive income							22,628

Balances at June 30, 1999	12,372,500	25,069,759	37	138,880	(33)	(98,163)	40,721
Common stock issued under employee stock option and purchase plans	1,004,318	—	1	14,747	—	—	14,748
Tax benefit of stock option exercises	—	—	—	—	—	9,780	9,780
Comprehensive income
Net income	—	—	—	—	—	27,113	27,113
Currency translation adjustment	—	—	—	—	(158)	—	(158)

Total comprehensive income							26,960

Balances at June 30, 2000	13,376,818	25,069,759	38	153,627	(191)	(61,270)	92,204
Common stock issued under employee stock option and purchase plans	504,540	—	1	8,022	—	—	8,023
Tax benefit of stock option exercises	—	—	—	13,871	—	(9,780)	4,091
Reacquired stock	(5,317)	(6,298)	—	—	—	(248)	(248)
Comprehensive income
Net income	—	—	—	—	—	19,062	19,062
Unrealized gain on available-for-sale securities	—	—	—	—	124		124
Currency translation adjustment	—	—	—	—	(548)	—	(548)

Total comprehensive income							18,638

Balances at June 30, 2001	13,876,041	25,063,461	$39	$175,520	$(615)	$(52,236)	$122,708

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2001	2000	1999
Operating activities:
Net income	$19,062	$27,113	$22,661
Adjustments to reconcile net income to cash provided by operations:
Cumulative effect of change in accounting principle, net of tax benefit	741	—	—
Depreciation	4,298	2,496	1,695
Other non-cash charges	207	265	1,103
Changes in operating assets and liabilities:
Accounts receivable	2,732	(8,750)	(175)
Accounts payable	914	(7,758)	6,941
Other assets and liabilities	2,626	10,705	5,836

Net cash provided by operating activities	30,580	24,071	38,061
Investing activities—purchase of property and equipment	(5,646)	(4,128)	(4,069)
Financing activities:
Net proceeds from issuance of common stock	8,023	14,658	15,912
Repurchase of stock	(248)	—	—

Net cash provided by financing activities	7,775	14,658	15,912
Effect of exchange rate on cash	(548)	(158)	(33)
Net increase in cash and cash equivalents	32,161	34,443	49,871
Cash and cash equivalents, beginning of year	84,359	49,916	45

Cash and cash equivalents, end of year	$116,520	$84,359	$49,916

Supplemental disclosures of cash transactions:
Income taxes paid (including payments made to Silicon Graphics of $1,000 in 2001, $7,430 in 2000 and none in 1999)	$9,469	$18,245	$6,261

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Formation and Description of Business

    Formation of MIPS Technologies, Inc. (MIPS).  MIPS Technologies, Inc.'s predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of RISC processors for the computer systems and embedded markets. Silicon Graphics Inc. (Silicon Graphics) adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997 Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

    In April 1998, our Board of Directors approved a transaction pursuant to which Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications. From the closing of our initial public offering on July 6, 1998, until June 20, 2000, we were a majority owned subsidiary of Silicon Graphics. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend of Class B common stock to its stockholders.

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

    Revenue Recognition and Cumulative Effect of Change in Accounting Principle.  We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product, and maintenance and limited support fees. We classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

    Fees related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method.

    In the fourth quarter of fiscal 2001, but effective to July 1, 2000, we changed our method of accounting to that described above for fees related to engineering services contracts. We historically recognized these fees as revenue when all of the contractual obligations required to earn each milestone payment had been met, there were no further performance obligations for such milestone, and collection was deemed probable. We believe the change in accounting principle is preferable based on guidance provided in SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements, released in December 1999.

    As a result of this change in method of accounting, we recorded in fiscal 2001 a charge of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. The $1.2 million was recorded as revenue under SAB101 in fiscal 2001, while approximately $1.1 million of revenue that would have been recognized in fiscal 2001 under the prior method of revenue recognition was deferred. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change was made retroactive to prior periods.

    Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

    Cost of Contract Revenue.  Cost of contract revenue consists mainly of sublicense fees, which are recognized as the obligation is incurred.

    Cash and Cash Equivalents.  Cash and cash equivalents consist of financial instruments, which are readily convertible into cash and have original maturities of three months or less at the time of acquisition.

    Marketable Securities.  We classify our marketable securities as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Capital Equity Securities".

    Currency Translation.  The assets and liabilities of international non-U.S. functional currency entities are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders' equity in the consolidated balance sheets.

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

    Equipment and Furniture.  Equipment and furniture are stated at cost and depreciation is computed using the straight-line method. Useful lives of three years are used for equipment and furniture. Leasehold improvements are depreciated over the remaining life of the lease.

    Prepaid Expenses and Other Current Assets.  Prepaid expenses and other current assets consist principally of amounts paid by us in advance for maintenance contracts on our computer-aided software design tools. These contracts typically cover a one-year period, over which the cost is amortized. At June 30, 2000, other current assets also included a receivable from Silicon Graphics of $2.1 million related to costs associated with the stock dividend of Class B common stock (see Note 10).

    Stock-Based Compensation.  We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation" (SFAS 123). As allowed by SFAS 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). As a result, no expense was recognized for options to purchase common stock of MIPS that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted MIPS common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

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

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Years ended June 30,
	2001	2000	1999
Numerator:
Net income available to common stockholders	$19,062	$27,113	$22,661

Denominator:
Weighted-average shares of common stock outstanding	38,745	38,047	37,273
Less: Weighted-average shares subject to repurchase	(29)	(17)	(15)

Shares used in computing basic net income per share	38,716	38,030	37,258
Effect of dilutive securities—employee stock options and shares subject to repurchase	1,593	1,882	1,504

Shares used in computing diluted net income per share	40,309	39,912	38,762

Basic net income per share	$0.49	$0.71	$0.61
Diluted net income per share	$0.47	$0.68	$0.58
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive	1,854	227	8

    Comprehensive Income.  Total comprehensive income includes net income and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.

    Segment Information.  We are a leading designer of high-performance processors and related intellectual property for use in a wide variety of increasingly sophisticated digital consumer and business products.

We license our processor and core designs and related intellectual property to semiconductor manufacturers, companies that design but do not manufacture semiconductor products, and system original equipment manufacturers. These activities have been organized into one operating segment.

    We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions on other measures of income or expense, such as depreciation and amortization, operating income or net income. Due to the significance of long-lived assets located outside the United States, geographic information is presented for long-lived assets as well as revenues. See Note 12 for additional information.

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

    We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from two customers represented an aggregate of 42% in fiscal 2001, 56% in fiscal 2000 and 80% in fiscal 1999, of total revenue. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results. The next generation Nintendo video game system will not incorporate any of our technology.

    A substantial portion of our revenue is derived from licensees based outside the United States (see Note 12). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. In addition, if the effective price of the technology licensed by us to our licensees were to increase as a result of fluctuations in foreign currency exchange rates, demand for our technology could fall, which would, in turn, reduce our royalties. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4. Employee Notes Receivable

    We have loans outstanding to employees and officers. These loans are payable upon maturity and have terms ranging from three to five years. Employee loans are included in other assets in the accompanying balance sheets and approximated $250,000 at June 30, 2001 and $613,000 at June 30, 2000. Approximately $331,000 at June 30, 2000 of these amounts related to loans that are forgiven by us on a periodic basis as the employees or officers remain employed by us. Loan forgiveness charged to expense was approximately $81,000 in fiscal 2001, $162,000 in fiscal 2000, and $182,000 in fiscal 1999. The balance of employee notes receivable is due in March 2002.

Note 5. Equipment and Furniture

    The components of equipment and furniture are as follows (in thousands):

	June 30,
	2001	2000
Equipment	$17,514	$13,252
Furniture and fixtures	2,214	984

	19,728	14,236
Accumulated depreciation	(11,639)	(7,494)

Equipment and furniture, net	$8,089	$6,742

Note 6. Accrued Liabilities

    The components of accrued liabilities are as follows (in thousands):

	June 30,
	2001	2000
Accrued compensation and employee-related expenses	$3,565	$3,364
Income taxes payable	2,045	1,384
Other accrued liabilities	4,862	5,432

	$10,472	$10,180

Note 7. Commitments

    We lease certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $2,248,000, $548,000, $408,000, $408,000 and $408,000 for fiscal years 2002, 2003, 2004, 2005 and 2006, respectively, and approximately $1,632,000 for years following fiscal 2006. Rent expense under noncancelable operating leases was approximately $2,196,000 in fiscal 2001, $1,414,000 in fiscal 2000 and $754,000 in fiscal 1999.

Note 8. Income Taxes

    Subsequent to our initial public offering, while still a part of Silicon Graphics' consolidated group for federal income tax purposes, we were responsible for our income taxes through a tax sharing agreement with Silicon Graphics. Therefore, to the extent we produced taxable income, losses, or credits, we made or received payments to or from Silicon Graphics as though we filed separate federal, state and local income tax returns. Effective May 13, 1999, the date of a secondary offering of MIPS common stock by Silicon Graphics, Silicon Graphics' ownership of MIPS was reduced to 67%. Because thereafter Silicon Graphics owned less than 80% of our outstanding combined Class A and Class B common stock, we were no longer included in Silicon Graphics' consolidated federal tax group, but were instead required to file a separate federal tax return. However, under federal income tax laws, we will remain jointly and severally liable for the federal tax liability of each other member of the Silicon Graphics' consolidated federal income tax group that arose during the period in which we were included in that group.

    Effective June 20, 2000, Silicon Graphics owned less than 50% of our outstanding stocks as it fully divested its holdings in us. Therefore, we will no longer be included in Silicon Graphics' combined California tax group, but instead will be required to file a separate California tax return.

    Income before income taxes and the cumulative effect of change in accounting principle and the provision for taxes consisted of the following:

	Years Ended June 30,
	2001	2000	1999
United States	$31,638	$52,786	$31,558
Foreign	566	(6,040)	6,211

Total income before taxes	$32,204	$46,746	$37,769

    The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2001	2000	1999
Federal:
Current payable	$10,301	$13,004	$6,606
Deferred	(623)	(2,347)	—

	9,678	10,657	6,606
State:
Current payable	2,038	3,142	2,242
Deferred	(165)	(188)	—

	1,873	2,954	2,242
Foreign:
Current payable	858	6,022	6,260
Deferred	(8)	—	—

	850	6,022	6,260
Total provision for income taxes	$12,401	$19,633	$15,108

    The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for fiscal 2001 by $4,091,000 and $9,780,000 for fiscal 2000.

    The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2001	2000	1999
Federal tax at statutory rate	$11,271	$16,361	$13,219
State income taxes, net of federal benefit	1,217	1,920	1,457
Foreign losses not benefited/(benefited)	660	2,746	(2,174)
Valuation allowance	—	(1,392)	1,392
Research tax credit	(608)	(220)	—
Other	(139)	(218)	1,214

Total provision for income taxes	$12,401	$19,633	$15,108

    The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2001	2000
Cumulative temporary differences:
Non-deductible accrued expenses	$1,424	$269
Accrued compensation benefit	353	243
Deferred revenue	669	791
State taxes	500	1,093
Other, net	385	(81)
Tax credit carry forward	—	220

Total deferred income tax asset	$3,331	$2,535

Note 9. Stockholders' Equity

    Recapitalization.  We effected a recapitalization of our capital stock on April 5, 1999. The recapitalization was designed to permit an orderly, multi-step increase in the number of shares of the common stock that were publicly traded while preserving Silicon Graphics' ability to dispose of its remaining interest in us in a transaction intended to be tax-free to Silicon Graphics and its stockholders. As part of the recapitalization, our common stock was redesignated as Class A common stock, and Silicon Graphics exchanged the Class A common stock it owned for Class B common stock. As a result, Silicon Graphics owned all of the outstanding shares of Class B common stock and no shares of Class A common stock. On June 20, 2000, Silicon Graphics distributed all of its Class B common stock in the form of a stock dividend to its stockholders. The holders of the Class A common stock, voting as a class, are entitled to elect 20% of the members of our board of directors (in any event, at least one director). The holders of Class B common stock, voting as a class, are entitled to elect the remaining directors. Each share of Class A common stock and Class B common stock is entitled to one vote, voting together as a single class, in all other matters submitted to a vote of stockholders.

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

    Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30-month period following this distribution will be limited under the terms of a distribution tax indemnification agreement which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering within the 30-month period following the tax-free distribution, except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution, unless certain conditions are met.

    Preferred Stock.  There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

    Stock Reacquisition.  In fiscal 2001, we reacquired 5,317 shares of our Class A common stock and 6,298 shares of our Class B common stock for approximately $248,000. We did not reacquire any shares in fiscal 2000. We did not retire the shares we reacquired.

    1998 Long-Term Incentive Plan.  The 1998 Long-Term Incentive Plan (the "Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and later amended by our board of directors in August 1998 and May 1999 and approved by our stockholders in October 1999. The Plan authorized the issuance of various forms of stock-based awards including incentive and non-qualified stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Initial stock option grants generally vest over a 50-month period from the date of grant; annual grants do not begin vesting for three years, after which they vest in twelve monthly installments during the fourth year. At June 30, 2001, 558,820 shares were available for future issuance under the Plan.

    Directors' Stock Option Plan.  Our board of directors adopted and our stockholder approved the Directors' Stock Option Plan (the "Director Plan") in July 1998, which was amended by our board of directors in May 1999. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Class A common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Class A common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our Class A common stock on the date of grant. Stock options generally vest monthly over a 50-month period from the date of the grant. As of June 30, 2001, 560,000 shares were available for future issuance under the Director Plan.

    Activity under our stock option plans is summarized as follows:

		Outstanding Options
	Shares available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1998	3,603,100	2,996,900	$12.00
Additional shares authorized for issuance	600,000	—	—
Options granted	(1,923,625)	1,923,625	$22.60
Options exercised	—	(107,552)	$12.00
Options canceled	35,100	(35,100)	$14.02
Restricted shares granted	(15,000)	—	—

Balance at June 30, 1999	2,299,575	4,777,873	$16.25

Additional shares authorized for issuance	1,480,000	—	—
Options granted	(2,611,052)	2,611,052	$27.09
Options exercised	—	(902,200)	$14.61
Options canceled	381,591	(381,591)	$18.85

Balance at June 30, 2000	1,550,114	6,105,134	$20.97

Additional shares authorized for issuance	1,636,161	—	—
Options granted	(2,610,510)	2,610,510	$26.33
Options exercised	—	(417,453)	$14.95
Options canceled	543,055	(543,055)	$23.86

Balance at June 30, 2001	1,118,820	7,755,136	$22.89

    Additional information about outstanding options to purchase Class A common stock held by our optionees at June 30, 2001 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$11.38-$16.44	2,829,214	7.87	$13.58	1,146,570	$12.17
$18.38-$28.25	2,650,082	8.53	$22.07	608,758	$21.86
$28.94-$44.38	2,275,840	8.71	$35.43	301,958	$37.26

$11.38-$44.38	7,755,136	8.34	$22.89	2,057,286	$18.72

    Employee Stock Purchase Plan.  The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors and approved by our stockholder in May 1998, and was later amended by our board of directors in August 1998 and May 1999 and approved by our stockholders in October 1999, and was amended in January 2000 by our board of directors. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our Class A common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Class A common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. Purchases are limited to ten percent of each employee's compensation. At June 30, 2001, 248,339 shares had been issued under the Purchase Plan and 747,853 shares were reserved for future issuance.

    Supplemental Stock Purchase Plan.  The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan") formerly known as the Non-U.S. Purchase Plan was adopted by the board in July 1998 and later amended by the board of directors in May 1999. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our Class A common stock at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months and each offering period is divided into four six-month exercise periods. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. At June 30, 2001, 10,573 shares had been issued under the Supplemental Purchase Plan and 49,427 shares were reserved for future issuance.

    Grant Date Fair Values.  The weighted average estimated fair value of our employee stock options granted at grant date market prices was $22.43 per share during fiscal 2001, $21.46 per share during fiscal 2000, and $14.10 per share during fiscal 1999. The weighted average estimated fair value of shares granted under our stock purchase plan was $18.66 per share during fiscal 2001, $19.14 per share during fiscal 2000 and $9.04 per share during fiscal 1999.

    The weighted average fair value has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the activity under our stock option plans:

	Employee Stock Options Years Ended June 30,			Stock Purchase Plan Shares Years Ended June 30,
	2001	2000	1999	2001	2000	1999
Expected life (in years)	5.0	5.0	5.0	0.5	0.5	0.5
Risk-free interest rate	4.60%	6.00%	5.00%	6.00%	5.00%	4.76%
Expected volatility	0.95	0.80	0.70	1.10	1.10	0.90
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

    Pro Forma Information.  We have elected to follow APB 25 in accounting for our employee stock options to purchase MIPS' common stock. Under APB 25, no compensation expense is recognized in our financial statements except in connection with the granting of restricted stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $4,000 in fiscal 2001, $90,000 in fiscal 2000, and $898,000 in fiscal 1999.

    Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

    MIPS' pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2001	2000	1999
Pro forma net income (loss)	$(5,062)	$12,732	$13,075
Pro forma basic net income (loss) per share	$(0.13)	$0.33	$0.35
Pro forma diluted net income (loss) per share	$(0.13)	$0.32	$0.34

  The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

Note 10. Related Party Transactions

  Funding.

    At June 30, 2000, accounts payable included approximately $1.6 million estimated net taxes payable to Silicon Graphics under the tax sharing agreement with Silicon Graphics. The tax sharing agreement provided that MIPS and Silicon Graphics make payments to each other such that, with respect to any period, the amount of taxes to be paid by us, subject to certain adjustments, will be determined as though we were to file separate federal, state and local income tax returns. At June 30, 2001, the tax sharing agreement was no longer in effect and as a result, there were no taxes payable to Silicon Graphics. At June 30, 2000, we had a $2.1 million receivable due from Silicon Graphics for reimbursement of costs associated with the distribution by Silicon Graphics of its remaining interest in us on June 20, 2000. This amount is recorded in prepaid expenses and other current assets, and was paid during fiscal 2001.

  Corporate Services.

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

    Facilities.  Our executive, administrative and technical offices currently occupy space in a building subleased from Silicon Graphics in Mountain View, California. Our payments to Silicon Graphics under this sublease are expected to be $1,491,000 in fiscal 2002. The sublease will terminate on May 31, 2002, subject to earlier termination in certain circumstances. Rent expense paid to Silicon Graphics was $1,254,000 in fiscal 2001, $1,005,000 in fiscal 2000 and $666,000 in fiscal 1999.

Note 11. Contingencies

    On October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. The suit seeks injunctive relief and compensatory and enhanced damages together with costs and attorneys' fees. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. The Court issued its ruling on September 14, 2001 concerning the claim terms in dispute. The Court's ruling sets forth the interpretation of the disputed terms that will govern all further proceedings in the District Court. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. In addition, Lexra has filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We have filed our response to the first two of these requests with the Patent and Trademark Office and are awaiting action from the Patent Examiner. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

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

Note 12. Industry and Geographic Segment Information

    Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2001	2000	1999
United States	$32,245	$30,385	$7,109
Japan	38,422	53,781	61,851
Europe	11,221	1,463	250
Rest of World	3,021	4,210	2,500

Total revenue	$84,909	$89,839	$71,710

    Our long lived assets by geographic area are as follows (in thousands):

	June 30,
	2001	2000	1999
United States	$5,705	$5,473	$5,949
Japan	343	129	—
Europe	3,702	2,114	110
Rest of World	—	—	—

Total long lived assets	$9,750	$7,716	$6,059

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

    Information concerning our directors is incorporated by reference to the information in the section entitled "Proposal No.1—Election of Directors" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2001.

    Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

    Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2001.

Item 11. Executive Compensation

    Information regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2001.

Item 13. Certain Relationships and Related Transactions.

    Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  The following documents are filed as a part of this Report:

  1.
  Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

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
10.2
The Corporate Agreement between the Company and Silicon Graphics, Inc., (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement") ).
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
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).
10.11
The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).
10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.13
Letter of Agreement entered into by the Company with Lavi Lev dated October 11, 2000 (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
23.1	Consent of Ernst & Young LLP, Independent Auditors.

*
We have received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

(b)
Reports on Form 8-K.

      None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ JOHN E. BOURGOIN John E. Bourgoin President and Chief Executive Officer

Date: September 20, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 20, 2001
/s/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 20, 2001
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 20, 2001
/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 20, 2001
/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director	September 20, 2001
/s/ WILLIAM M. KELLY William M. Kelly	Director	September 20, 2001

Exhibit No.	Index of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.2	The Company's By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.3	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.1 to the Company's Form 8-A12G/A filed on September 15, 2000).
10.1
The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999.
10.2
The Corporate Agreement between the Company and Silicon Graphics, Inc., (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement") ).
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
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

10.11
The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).
10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.13
Letter of Agreement entered into by the Company with Lavi Lev dated October 11, 2000 (incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
23.1	Consent of Ernst & Young LLP, Independent Auditors.

*
We have received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

QuickLinks

PART 1
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders.
  Item 4A. Executive Officers of the Registrant.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MIPS TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (In thousands except share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
MIPS TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES