Form 10-Q
period 2001-09-30
MIPS TECHNOLOGIES INC
filed 2001-11-13
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from to .

Commission file number 000-24487

MIPS Technologies, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0322161
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353
(Address of principal executive offices)

Registrants' telephone number, including area code:  (650) 567-5000

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    As of November 1, 2001, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,981,109. As of November 1, 2001, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,063,461.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2001	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$108,443	$116,520
Accounts receivable	5,730	6,443
Prepaid expenses and other current assets	7,722	7,720

Total current assets	121,895	130,683
Equipment and furniture, net	9,277	8,089
Other assets	3,229	1,661

	$134,401	$140,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,221	$3,184
Accrued liabilities	8,058	10,472
Deferred revenue	2,816	4,069

Total current liabilities	12,095	17,725
Stockholders' equity:
Common stock	39	39
Additional paid-in capital	175,539	175,520
Accumulated other comprehensive (loss)	(110)	(615)
Accumulated deficit	(53,162)	(52,236)

Total stockholders' equity	122,306	122,708

	$134,401	$140,433

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2001	2000
		(Restated)
Revenue:
Royalties	$4,728	$8,864
Contract revenue	7,767	11,316

Total revenue	12,495	20,180
Costs and expenses:
Cost of contract revenue	—	—
Research and development	8,796	7,653
Sales and marketing	4,282	3,493
General and administrative	1,625	2,218

Total costs and expenses	14,703	13,364

Operating income (loss)	(2,208)	6,816
Other income, net	1,078	1,568

Income (loss) before income taxes	(1,130)	8,384
Provision for income taxes	(203)	3,353

Income (loss) before cumulative effect of a change in accounting principle	(927)	5,031
Cumulative effect of change in accounting principle, net of tax benefit	—	(741)

Net income (loss)	$(927)	$4,290

Per basic share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$(0.02)	$0.13
Cumulative effect of change in accounting principle	—	$(0.02)

Net income (loss) per basic share	$(0.02)	$0.11

Per diluted share amounts:
Income (loss) before cumulative effect of a change in accounting principle	$(0.02)	$0.12
Cumulative effect of change in accounting principle	—	$(0.02)

Net income (loss) per diluted share	$(0.02)	$0.10

Shares used in computing basic net income per share	38,912	38,520

Shares used in computing diluted net income per share	38,912	41,134

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2001	2000
		(Restated)
Operating activities:
Net income (loss)	$(927)	$4,290
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of tax benefit	—	741
Depreciation	1,321	794
Other non-cash charges	(59)	34
Changes in operating assets and liabilities:
Accounts receivable	713	(3,278)
Accounts payable	(1,963)	(317)
Other assets and liabilities, net	(5,237)	2,867

Net cash provided by (used in) operating activities	(6,152)	5,131
Cash used in investing activities—capital expenditures	(2,509)	(1,083)
Financing activities—net proceeds from issuance of common stock	22	3,088
Foreign currency translation adjustment	562	(204)

Net increase (decrease) in cash and cash equivalents	(8,077)	6,932
Cash and cash equivalents, beginning of period	116,520	84,359

Cash and cash equivalents, end of period	$108,443	$91,291

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

    The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2001 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2001, included in our 2001 Annual Report on Form 10-K.

    Revenue Recognition and Cumulative Effect of Change in Accounting Principle.  We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product, and maintenance and limited support fees. We classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

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

    As a result of this change in method of accounting, the results of the first quarter of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the quarter ended September 30, 2000 we recorded $1.0 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the quarter ended September 30, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

    Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

Note 2. Computation of Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2001	2000
		(Restated)
Numerator:
Net income (loss)	$(927)	$4,290

Denominator:
Weighted-average shares of common stock outstanding	38,941	38,549
Less: Weighted-average shares subject to repurchase	(29)	(29)

Shares used in computing basic net income per share	38,912	38,520
Effect of dilutive securities-employee stock options and shares subject to repurchase	—	2,614

Shares used in computing diluted net income per share	38,912	41,134

Basic net income per share	$(0.02)	$0.11
Diluted net income per share	$(0.02)	$0.10
Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	8,571	—

Note 3. Comprehensive Income

    Total comprehensive income includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first quarter of fiscal 2002 was $422,000 and total comprehensive income for the comparable period in the prior year was $4.1 million.

Note 4. Contingencies

    As previously disclosed, on October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. The suit seeks injunctive relief and compensatory and enhanced damages together with costs and attorneys' fees. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. The Court issued its ruling on September 14, 2001 concerning the claim terms in dispute. The Court's ruling sets forth the interpretation of the disputed terms that will govern all further proceedings in the District Court. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. Lexra has moved for summary judgment of noninfringement, and its motion is scheduled to be heard in January 2002. In addition, Lexra has filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We have filed our response to the first two of these requests with the Patent and Trademark Office and are awaiting action from the Patent Examiner. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

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

Note 5. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on our financial position or results of operations and we do not expect the adoption of SFAS 142 on July 1, 2002 will have a material impact on our financial position or results of operations.

    In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. FAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operations.

Note 6. Subsequent Events

    In October 2001, we announced plans to eliminate 18 regular positions, or about 8% of our global workforce, in the second quarter of fiscal 2002 with the objective of reducing our operating expenses. These actions will result in a restructuring charge in the second quarter of fiscal 2002 of approximately $500,000, comprised of employee severance and benefit payments.

    In October 2001, we offered a voluntary stock option exchange program to our employees. Under the program, which commenced on October 18, 2001, employees will be able to submit for cancellation any of their outstanding stock options in a one-for-one exchange for replacement options to be granted on a day that is at least six months and one day from the date of cancellation of the submitted options. The exercise price of the replacement options will be equal to the closing price of our Class A common stock as reported on the Nasdaq National Market on the grant date of the replacement options. For certain of our executive officers, the exercise price of the replacement options will be equal to the higher of the closing price of our common stock on the grant date of the replacement options or on the date of cancellation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. These forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as "believes," "anticipates," "expects," "intends," "may" and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under "Factors That May Affect Our Business", and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

    As a result of this change in method of accounting, the results of the first quarter of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the quarter ended September 30, 2000 we recorded $1.0 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the quarter ended September 30, 2001 that was included in the cumulative effect adjustment as of July 1, 2000.

    Total revenue for the first quarter of fiscal 2002 was $12.5 million compared to $20.2 million for the comparable period in fiscal 2001. Total revenue excluding royalties from Nintendo 64 game products was $11.1 million in the first quarter of fiscal 2002 and declined 24% during the first quarter of fiscal 2002 over the comparable period in fiscal 2001. Royalties for the first quarter of fiscal 2002 were $4.7 million compared to $8.9 million for the comparable period in fiscal 2001. The decrease was due to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life cycle, sales of such products and the related royalties we receive are trending downward, subject to seasonal fluctuations and the impact of particular game titles introduced by Nintendo from time to time. We anticipate that revenue related to sales of Nintendo 64 game players and related cartridges will decline significantly during the next few quarters and will be insignificant by the end of fiscal 2002. Royalties excluding royalties from Nintendo 64 game products were flat in the first quarter of fiscal 2002 over the comparable period in fiscal 2001. Contract revenue for the first quarter of fiscal 2002 was $7.8 million compared to $11.3 million for the same period in fiscal 2001. The decrease was primarily the result of our completing more single use application license agreements, which generally have lower fees, than in the similar period last year, when we completed more multiple or unlimited use license agreements, which generally have higher fees. In addition, fees related to engineering service contracts were lower in the first quarter of fiscal 2002. We expect that contract revenue, except for seasonal fluctuations in royalties, will be greater than 50% of our total revenue for the next several years.

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

    Cost of contract revenue was zero for both the first quarter of fiscal 2002 and 2001. We expect that in future periods cost of contract revenue will be minimal.

    Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

    Research and development expenses for the first quarter of fiscal 2002 were $8.8 million compared with research and development expenses of $7.7 million for the comparable period in fiscal 2001. The increase in research and development expenses was due to the addition of resources and tools to support various project development activities, including the addition of 35 employees to the development team during the past twelve months. These increases were partially offset by lower requirements for contractors needed to meet project milestones. We expect research and development expenses to remain relatively stable over the next few quarters as we are managing our expenses in response to the current business climate.

    Sales and Marketing.  Sales and marketing expenses for the first quarter of fiscal 2002 were $4.3 million compared to $3.5 million for the comparable period in fiscal 2001. The increase in sales and marketing expenses was due to additional resources hired to support our increasing licensing and third party tools and applications activities. To support this growth, we increased our sales and marketing staff to 55 persons as of September 30, 2001, from 45 persons as of September 30, 2000. We expect our sales and marketing expenses to remain relatively stable over the next few quarters, with the exception of expenses relating to third party tools, as these expenses are typically project milestone driven.

    General and Administrative.  General and administrative expenses for the first quarter of fiscal 2002 were $1.6 million compared to $2.2 million for the comparable period in fiscal 2001. The decrease in general and administrative expenses was primarily because fewer services were performed by third party accounting and legal firms. Our general and administrative costs are subject to quarterly fluctuation depending on our requirements for third party services regarding tax, patent and trademark projects.

    Other Income, Net.  For the first quarter of fiscal 2002, other income, net, was $1.1 million compared to other income, net, of $1.6 million for the comparable period in fiscal 2001. The decrease was primarily due to a decline in interest income due to lower interest rates.

    Income Taxes.  We recorded an income tax benefit of $203,000 for the first quarter of fiscal 2002 compared to an income tax provision of $3.4 million for the same period in fiscal 2001. The estimated annual income tax rate of 18% used in the first quarter of fiscal 2002 is lower than the effective tax rate of 38.5% in fiscal 2001 because of a projected recovery of previously paid US income tax reduced by current year foreign income tax.

Financial Condition

    At September 30, 2001, we had cash and cash equivalents of $108.4 million and total working capital of $109.8 million.

    Our operating activities used net cash of $6.2 million for the three months ended September 30, 2001 compared to net cash provided of $5.1 million for the comparable period in the prior year. During the three month period ended September 30, 2001, net cash used by operating activities consisted mainly of a decrease in other assets and liabilities. The decrease in other assets and liabilities in fiscal 2002 was primarily due to the tax provision and a decrease in payroll accruals. During the three months ended September 30, 2000, net cash provided by operations consisted primarily of net income and a net increase in other assets and liabilities, offset by an increase in accounts receivable. The net increase in other assets and liabilities in fiscal 2000 was primarily due to the tax provision for the first quarter of fiscal 2001. The increase in accounts receivable was due to fees owed us under licensing agreements.

    Net cash used in investing activities was $2.5 million for the three months ended September 30, 2001 compared to $1.1 million for the comparable period in the prior year. Net cash used in investing activities in both periods represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment to support expansion of our operations and licensing of computer aided design tools used in development.

    Net cash provided by financing activities was $22,000 for the three months ended September 30, 2001 compared to $3.1 million for the comparable period in the prior year. Net cash provided in both periods resulted primarily from the exercise of employee stock options, and the decrease in fiscal 2002 is due to fewer stock option exercises than in the same period of the prior year.

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

    Our future growth depends in significant part on our receipt of royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.  Our license agreements generally provide for our receipt of license fees, which we characterize as contract revenue, paid for access to our technology, and, ultimately, for royalties that are owed to us upon the sale of products incorporating this technology. In recent years we have had a large percentage growth rate in contract revenues from licenses of our technology. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we do not expect our contract revenue to continue to grow at the same rate as it has in the past. Generally our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. Our future growth depends significantly on our receipt of royalties from the sales of products using our technology. Frequently these sales upon which our royalties depend are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. To date most of our royalties have come from the sale of Nintendo 64 products, and it is difficult to predict royalties from other sources.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    As previously disclosed, on October 28, 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents. We subsequently amended our suit to cover two subsequently released Lexra products. The suit seeks injunctive relief and compensatory and enhanced damages together with costs and attorneys' fees. On November 12, 1999, Lexra, Inc. filed counterclaims against us seeking a declaratory judgment that the two asserted patents are invalid and not infringed. Lexra has also asserted claims for common law unfair competition, intentional interference with business relations, and statutory unfair competition, all purportedly based on the allegation that our claims of patent infringement have been made in bad faith. On April 25, 2001, the Court conducted a hearing to consider arguments from the parties regarding the appropriate interpretation of the disputed patent claim terms. The Court issued its ruling on September 14, 2001 concerning the claim terms in dispute. The Court's ruling sets forth the interpretation of the disputed terms that will govern all further proceedings in the District Court. Discovery is currently ongoing in the lawsuit, but the Court has not yet set a trial date. Lexra has moved for summary judgment of noninfringement, and its motion is scheduled to be heard in January 2002. In addition, Lexra has filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We have filed our response to the first two of these requests with the Patent and Trademark Office and are awaiting action from the Patent Examiner. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

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
Dated: November 12, 2001

QuickLinks

PART I—FINANCIAL INFORMATION
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
SIGNATURES