Form 10-Q
period 2001-12-31
MIPS TECHNOLOGIES INC
filed 2002-02-14
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of February 1, 2002, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 13,981,109. As of February 1, 2002, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,057,830.

PART I—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Signatures		22

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2001	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,311	$116,520
Accounts receivable	5,593	6,443
Prepaid expenses and other current assets	7,313	7,720

Total current assets	117,217	130,683
Equipment and furniture, net	7,966	8,089
Intangible assets	4,650	—
Other assets	4,468	1,661

	$134,301	$140,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,478	$3,184
Accrued liabilities	10,268	10,472
Deferred revenue	3,097	4,069

Total current liabilities	14,843	17,725
Stockholders' equity:
Common stock	39	39
Additional paid-in capital	176,361	175,520
Accumulated other comprehensive loss	(276)	(615)
Accumulated deficit	(56,666)	(52,236)

Total stockholders' equity	119,458	122,708

	$134,301	$140,433

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(Restated)		(Restated)
Revenue:
Royalties	$4,716	$9,234	$9,444	$18,098
Contract revenue	7,262	9,737	15,029	21,053

Total revenue	11,978	18,971	24,473	39,151
Costs and expenses:
Cost of contract revenue	250	250	250	250
Research and development	8,071	7,671	16,867	15,324
Sales and marketing	4,072	3,649	8,354	7,142
General and administrative	1,934	2,026	3,559	4,244
Acquired in-process research and development	1,737	—	1,737	—
Restructuring	437	—	437	—

Total costs and expenses	16,501	13,596	31,204	26,960

Operating income (loss)	(4,523)	5,375	(6,731)	12,191
Other income, net	826	1,664	1,904	3,232

Income (loss) before income taxes	(3,697)	7,039	(4,827)	15,423
Provision (benefit) for income taxes	(196)	2,816	(399)	6,169

Income (loss) before cumulative effect of change in accounting principle	(3,501)	4,223	(4,428)	9,254
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(741)

Net income (loss)	$(3,501)	$4,223	$(4,428)	$8,513

Per basic share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$0.11	$(0.11)	$0.24
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per basic share	$(0.09)	$0.11	$(0.11)	$0.22

Per diluted share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.09)	$0.10	$(0.11)	$0.23
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per diluted share	$(0.09)	$0.10	$(0.11)	$0.21

Shares used in computing basic net income (loss) per share	38,982	38,680	38,947	38,600

Shares used in computing diluted net income (loss) per share	38,982	40,358	38,947	40,746

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2001	2000
		(Restated)
Operating activities
Net income (loss)	$(4,428)	$8,513
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax benefit	—	741
Depreciation	2,652	1,646
Other non-cash charges	(168)	76
Changes in operating assets and liabilities:
Accounts receivable	850	464
Accounts payable	(1,706)	2,003
Other assets and liabilities, net	(6,312)	3,595

Net cash provided by (used in) operating activities	(9,112)	17,038
Investing activities:
Capital purchases	(2,412)	(4,045)
Purchases of intangible assets	(500)	—
Purchases of investments in privately held company	(1,414)	—

Net cash used in investing activities	(4,326)	(4,045)
Financing activities—net proceeds from issuance of common stock	842	5,020
Foreign currency translation adjustment	387	(76)

Net increase (decrease) in cash and cash equivalents	(12,209)	17,937
Cash and cash equivalents, beginning of period	116,520	84,359

Cash and cash equivalents, end of period	$104,311	$102,296

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

        Use of Estimates.    We prepare our financial statements in conformity with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements to reconcile actual results with estimates previously made. Estimates are used for, among other things, the recognition of revenues under engineering services contracts, establishment of the allowance for doubtful accounts, depreciation and amortization, recognition of restructuring costs and the effect of contingencies.

        Revenue Recognition and Cumulative Effect of Change in Accounting Principle.    We derive revenue from fees for the transfer of proven and reusable intellectual property components and from the performance of engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these agreements include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product, and maintenance and limited support fees. We classify all revenue that involves the future sale of a licensee's products as royalty revenue. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the future sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

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

        As a result of this change in method of accounting, the results of the first quarter of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the second quarter of fiscal year 2001, we recorded $235,000 in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During the first six months of fiscal 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the second quarter or first six months of fiscal 2002 that was included in the cumulative effect adjustment as of July 1, 2000.

        Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

Note 2.    Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2001	2000	2001	2000
		(Restated)		(Restated)
Numerator:
Net income (loss)	$(3,501)	$4,223	$(4,428)	$8,513

Denominator:
Weighted-average shares of common stock outstanding	39,007	38,706	38,974	38,628
Less: Weighted-average shares subject to repurchase	(25)	(26)	(27)	(28)

Shares used in computing basic net income (loss) per share	38,982	38,680	38,947	38,600
Effect of dilutive securities-employee stock options and shares subject to repurchase	—	1,678	—	2,146

Shares used in computing diluted net income (loss) per share	38,982	40,358	38,947	40,746

Basic net income (loss) per share	$(0.09)	$0.11	$(0.11)	$0.22

Diluted net income (loss) per share	$(0.09)	$0.10	$(0.11)	$0.21

Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	6,421	1,570	7,496	785

Note 3.    Comprehensive Income

        Total comprehensive income includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the second quarter of fiscal 2002 was $3.7 million and for the first six months of fiscal 2002 was $4.1 million compared to total comprehensive income of $4.3 million and $8.4 million for the comparable periods in fiscal 2001.

Note 4.    Purchased Intangible Assets

        In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores for cash consideration of $6.0 million. We incurred acquisition costs of approximately $400,000. The purchase price was allocated to the acquired technology assets based on their estimated fair value. Developed technology, core technology, and in-process technology were recorded at $1.8 million, $2.9 million and $1.7 million, respectively.

        The values of developed and core technologies were determined, with the assistance of independent third-party appraisers, by estimating the present value of cash flows from those technologies as based on MIPS management and industry assumptions and market data. Developed and core technologies are being amortized, on a straight-line basis, over their estimated useful lives of three and seven years, respectively.

        A charge of $1.7 million for purchased in-process research and development expenses was recorded upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined, with the assistance of independent third-party appraisers, by estimating the present value of the net cash flows management believed would result from the acquired technology.

        As of December 31, 2001, our accrued liabilities included a remaining balance payable to Lexra, Inc. of approximately $4.1 million, of which $3.2 million was paid in January 2002 and $900,000 will be due in July 2002.

Note 5.    Restructuring Charge

        A restructuring charge of $437,000 was recorded during the second quarter of fiscal 2002 and is comprised of employee severance and benefit payments. We eliminated 18 regular positions, or approximately 8% of our global workforce, affecting all of our functional groups, with the objective of reducing our operating expenses. All of the severance and benefit costs associated with 14 of the positions eliminated were paid as of December 31, 2001. The 4 remaining positions were eliminated in and the costs associated with these positions were paid in January 2002.

Note 6.    Contingencies

        In October 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents, seeking injunctive relief and compensatory and enhanced damages. In November 1999, Lexra, Inc. filed counterclaims against us that sought a declaratory judgment that the two asserted patents were invalid and not infringed and also asserted claims for unfair competition, intentional interference with business relations, and statutory unfair competition. In September 2001, the District Court issued its ruling on the appropriate interpretation of the disputed patent claim terms to govern all further proceedings in the District Court. In addition to its actions in the District Court, Lexra filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We filed our response to the first two of these requests with the Patent and Trademark Office. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

        In December 2001, we and Lexra settled this litigation and dismissed all claims against each other in the litigation. In connection with this settlement, Lexra recognized the validity of our patents, agreed to cease licensing processor cores, and became a MIPS32 architecture licensee. In addition, we purchased Lexra's intellectual property rights and technology related to its processor cores and architectural extensions and a small equity interest in Lexra.

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

Note 7.    Stock Option Exchange Offer

        On October 18, 2001, we completed the offering of a voluntary stock option exchange program to our employees. Under the program, employees were given the opportunity to submit for cancellation any of their outstanding stock options in a one-for-one exchange for replacement options to be granted on a day that is at least six months and one day from the date of cancellation of the submitted options. A total of 4,471,121 options were cancelled in connection with the option exchange program. The exercise price of the replacement options will be equal to the closing price of our Class A common stock as reported on the Nasdaq National Market on the grant date of the replacement options. For certain of our executive officers, the exercise price of the replacement options will be equal to the higher of the closing price of our common stock on the grant date of the replacement options or on the date of cancellation.

Note 8.    Recent Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards No. 141, Business Combinations(SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS 141 on July 1, 2001 did not have a material impact on our financial position or results of operations, and we do not expect the adoption of SFAS 142 on July 1, 2002 will have a material impact on our financial position or results of operations.

        In August 2001, the FASB issued Statements of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. We are currently evaluating the potential impact, if any, the adoption of FAS 144 will have on our financial position and results of operations.

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

Accounting Policies and Estimates

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

        We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue generally is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, typically in the quarter following the sale of the licensee's product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis.

        Contract revenue includes technology license fees and engineering services fees. We receive license fees for the use of technology that we have developed internally and, in some cases, which we have licensed from third parties. License fees are typically recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. Technology license fees vary based on, among other things, whether a particular technology is licensed on a per use application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Fees related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology we develop, including under engineering services contracts, can be licensed to multiple customers.

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

        As a result of this change in method of accounting, the results of the first quarter of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the second quarter of fiscal 2001, we recorded $235,000 in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During the first six months of fiscal 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the second quarter or first six months of fiscal 2002 that was included in the cumulative effect adjustment as of July 1, 2000.

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States that require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements to reconcile actual results with estimates previously made. Estimates are used for, among other things, the recognition of revenues under engineering services contracts, establishment of the allowance for doubtful accounts, depreciation and amortization, recognition of restructuring costs and the effect of contingencies.

Results of Operations

        Revenue.    Total revenue for the second quarter of fiscal 2002 was $12.0 million and for the first six months of fiscal 2002 was $24.5 million compared to $19.0 million and $39.2 million for the comparable periods in fiscal 2001. Total revenue excluding royalties from Nintendo 64 game products was $10.4 million in the second quarter of fiscal 2002 and $21.5 million for the first six months of fiscal 2002 and declined 22% during the second quarter of fiscal 2002 and 23% during the first six months of fiscal 2002 over the comparable periods in fiscal 2001. Royalties for the second quarter of fiscal 2002 were $4.7 million and were $9.4 million for the first six months of fiscal 2002 compared to $9.2 million and $18.1 million for the comparable periods in fiscal 2001. The decrease in both periods was primarily due to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life cycle, sales of such products, and the related royalties we receive, are trending downward, subject to seasonal fluctuations and the impact of particular game titles introduced by Nintendo from time to time. We anticipate that revenue related to sales of Nintendo 64 game players and related cartridges will continue to decline and will be insignificant by the end of fiscal 2002. Royalties excluding royalties from Nintendo 64 game products declined 13% in the second quarter of fiscal 2002 and 6% during the first six months of fiscal 2002 over the comparable periods in fiscal 2001. Contract revenue for the second quarter of fiscal 2002 was $7.3 million and $15.0 for the first six months of fiscal 2002 compared to $9.7 million and $21.1 million for the same periods in fiscal 2001. The decrease in both the second quarter and first six months of fiscal 2002 was primarily the result of our completing more per use application license agreements, which generally have lower up front fees, than in the similar period last year, when we completed more multiple or unlimited use license agreements, which generally have higher up front fees. In addition, fees related to engineering service contracts were lower during the second quarter and first six months of fiscal 2002 due to lower average fees per service contract. We expect that contract revenue, except for seasonal fluctuations in royalties, will be greater than 50% of our total revenue for the next several years.

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

        Cost of contract revenue was $250,000 for both the second quarter and first six months of fiscal 2002 and 2001. We expect that in future periods cost of contract revenue will be minimal.

        Research and Development.    Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

        Research and development expenses for the second quarter of fiscal 2002 were $8.1 million and for the first six months of fiscal 2002 were $16.9 million compared with research and development expenses of $7.7 million and $15.3 million for the comparable periods in fiscal 2001. The increase in research and development expenses was due to the addition of resources and tools to support various project development activities, including the addition of 22 employees to the development team during the past twelve months. These increases were partially offset by lower requirements for contractors needed to meet project milestones. We expect research and development expenses to increase as we continue to develop technology to extend our product line offering.

        Sales and Marketing.    Sales and marketing expenses for the second quarter of fiscal 2002 were $4.1 million and for the first six months of fiscal 2002 were $8.4 million compared to $3.6 million and $7.1 million for the comparable periods in fiscal 2001. The increase in sales and marketing expenses was due to increased spending on third party tools as we partner with tool vendors to provide MIPS compatible development tools. Expenses associated with third party tools are typically driven by attainment of milestones and vary from period to period. We expect our other sales and marketing expenses to remain relatively stable over the next few quarters.

        General and Administrative.    General and administrative expenses for the second quarter of fiscal 2002 were $1.9 million and for the first six months of fiscal 2002 were $3.6 million compared to $2.0 million and $4.2 million for the comparable periods in fiscal 2001. The decrease in year to date general and administrative expenses was primarily because fewer services were performed by third party accounting and legal firms. Our general and administrative costs are subject to quarterly fluctuation depending on our requirements for third party services regarding tax, patent and trademark projects and other legal and accounting matters.

        Acquired In-Process Research and Development.    In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores and we recorded a charge of $1.7 million for purchased in-process research and development expenses upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined, with the assistance of independent third-party appraisers, by estimating the present value of the net cash flows management believed would result from the acquired technology.

        Restructuring.    The restructuring charge of $437,000 recorded during the second quarter of fiscal 2002 is comprised of employee severance and benefit payments. We eliminated 18 regular positions or about 8% of our global workforce with the objective of reducing our operating expenses. All of the severance and benefit costs associated with 14 of the positions eliminated were paid as of December 31, 2001. The 4 remaining positions were eliminated in and the costs associated with these positions were paid in January 2002.

        Other Income, Net.    For the second quarter of fiscal 2002, other income, net, was $826,000 and for the first six months of fiscal 2002 was $1.9 million compared to other income, net, of $1.7 million and $3.2 million for the comparable periods in fiscal 2001. The decrease was primarily due to a decline in interest income due to lower interest rates.

        Income Taxes.    We recorded an income tax benefit of $196,000 for the second quarter of fiscal 2002 and $399,000 for the first six months of fiscal 2002 compared to an income tax provision of $2.8 million and $6.2 million for the same periods in fiscal 2001. The income tax benefit recorded for the three- and-six-month periods ended December 31, 2001 represents a projected recovery of previously paid US federal income taxes reduced by current year foreign income taxes. The income provision recorded for the three- and-six-month periods ended December 31, 2000 represents a combined US federal, state and foreign effective tax rate of 40%.

Financial Condition

        At December 31, 2001, we had cash and cash equivalents of $104.3 million and total working capital of $102.4 million.

        Our operating activities used net cash of $9.1 million for the six months ended December 31, 2001 compared to net cash provided by operating activities of $17.0 million for the comparable period in the prior year. During the six-month period ended December 31, 2001, net cash used by operating activities consisted mainly of our net loss including the one-time in-process research and development charge and the restructuring charge, combined with an increase in other assets and a decrease in accruals, offset by depreciation. The increase in other assets pertains to the acquisition of long-term licenses of CAD tools. The decrease in accruals is primarily due to a decrease in our tax provision resulting from estimated payments and the rate of tax benefit for the first six months of fiscal 2002. During the six months ended December 31, 2000, net cash provided by operations consisted primarily of net income, an increase in accounts payable, and a net increase in other assets and liabilities. The increase in accounts payable was due to the timing of asset purchases and related payments. The net increase in other assets and liabilities in fiscal 2001 was primarily due to the tax provision for the first half of fiscal 2001, offset by a decrease in deferred revenue.

        Net cash used in investing activities was $4.3 million for the six months ended December 31, 2001 compared to $4.0 million for the comparable period in the prior year. Net cash used in investing activities during the first six months of fiscal 2002 includes equipment purchases and licensing of computer aided design tools used in development, as well as the purchase price for intangible assets from Lexra, Inc. and a small equity interest in Lexra, Inc. As of December 31, 2001, our accrued liabilities included the remaining balance payable to Lexra, Inc. of approximately $4.1 million, of which $3.2 million was paid in January 2002 and $900,000 will be due in July 2002. Net cash used in investing activities for the comparable period of fiscal 2001 represents equipment purchases and licensing of computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment for licensing of computer aided design tools used in development.

        Net cash provided by financing activities was $842,000 for the six months ended December 31, 2001 compared to $5.0 million for the comparable period in the prior year. Net cash provided in both periods resulted primarily from the exercise of employee stock options and activity in our employee stock purchase plan, and the decrease in fiscal 2002 is due to fewer stock option exercises than in the same period of the prior year.

        Our future liquidity and capital requirements are expected to vary significantly from quarter to quarter, depending on numerous factors, including, among others:

  •
  the level and timing of contract revenues and royalties;

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

        We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products.    Historically, royalties from Nintendo and NEC Corporation relating to Nintendo 64 video game players and related cartridges have accounted for a substantial portion of our total revenues. We anticipate that royalties related to Nintendo 64 game products, will continue to decline and will be immaterial by the end of fiscal 2002. In addition, the next generation Nintendo video game system will not incorporate our technology. We must diversify our sources of revenue to offset the decline in these Nintendo-related revenues. However, our ability to diversify our sources of revenue is uncertain and will depend on whether our processors and related designs are selected for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        In October 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents, seeking injunctive relief and compensatory and enhanced damages. In November 1999, Lexra, Inc. filed counterclaims against us that sought a declaratory judgment that the two asserted patents were invalid and not infringed and also asserted claims for unfair competition, intentional interference with business relations, and statutory unfair competition. In September 2001, the District Court issued its ruling on the appropriate interpretation of the disputed patent claim terms to govern all further proceedings in the District Court. In addition to its actions in the District Court, Lexra filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. We filed our response to the first two of these requests with the Patent and Trademark Office. The Patent and Trademark Office has not yet determined whether it will take any action to re-examine the patent in response to Lexra's third re-examination request.

        In December 2001, we and Lexra settled this litigation and dismissed all claims against each other in the litigation. In connection with this settlement, Lexra recognized the validity of our patents, agreed to cease licensing processor cores, and became a MIPS32 architecture licensee. In addition, we purchased Lexra's intellectual property rights and technology related to its processor cores and architectural extensions and a small equity interest in Lexra.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
We held our Annual Meeting of Stockholders on November 14, 2001. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)
The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of a director were as indicated.

(1)
Holders of Class B common stock voted to elect one Class B director to serve for a three-year term as follows:

	For	Against	Withheld	Non-Vote
William M. Kelly	21,550,024	—	133,460	—
  (2)
  Holders of Class A common stock and Class B common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2002 as follows:

For	Against	Withheld	Non-Vote
33,035,699	42,276	27,805	—

ITEMS 2, 3, 5 AND 6 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation

	By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer Principal Financial and Accounting Officer)
Dated: February 13, 2002

QuickLinks

PART I—FINANCIAL INFORMATION
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
SIGNATURES