Form 10-Q
period 2002-03-31
MIPS TECHNOLOGIES INC
filed 2002-05-10
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of May 1, 2002, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 14,153,164. As of May 1, 2002, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,057,830.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2002	June 30, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,423	$116,520
Short-term investments	19,375	—
Accounts receivable	5,567	6,443
Prepaid expenses and other current assets	8,052	7,720

Total current assets	111,417	130,683
Equipment and furniture, net	6,793	8,089
Intangible assets	4,393	—
Other assets	5,369	1,661

	$127,972	$140,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$468	$3,184
Accrued liabilities	6,309	10,472
Deferred revenue	3,593	4,069

Total current liabilities	10,370	17,725
Stockholders' equity:
Common stock	39	39
Additional paid-in capital	176,363	175,520
Accumulated other comprehensive loss	(459)	(615)
Accumulated deficit	(58,341)	(52,236)

Total stockholders' equity	117,602	122,708

	$127,972	$140,433

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Revenue:
Royalties	$4,135	$16,106	$13,580	$34,204
Contract revenue	8,607	12,029	23,635	33,082

Total revenue	12,742	28,135	37,215	67,286
Costs and expenses:
Cost of contract revenue	—	—	250	250
Research and development	8,446	9,543	25,315	24,867
Sales and marketing	4,916	4,272	13,270	11,414
General and administrative	1,948	2,557	5,506	6,801
Acquired in-process research and development	—	—	1,737	—
Restructuring	—	—	437	—

Total costs and expenses	15,310	16,372	46,515	43,332

Operating income (loss)	(2,568)	11,763	(9,300)	23,954
Other income, net	510	1,651	2,415	4,883

Income (loss) before income taxes	(2,058)	13,414	(6,885)	28,837
Provision (benefit) for income taxes	(380)	4,875	(780)	11,044

Income (loss) before cumulative effect of change in accounting principle	(1,678)	8,539	(6,105)	17,793
Cumulative effect of change in accounting principle, net of tax benefit	—	—	—	(741)

Net income (loss)	$(1,678)	$8,539	$(6,105)	$17,052

Per basic share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.04)	$0.22	$(0.16)	$0.46
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per basic share	$(0.04)	$0.22	$(0.16)	$0.44

Per diluted share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.04)	$0.21	$(0.16)	$0.44
Cumulative effect of change in accounting principle	—	—	—	(0.02)

Net income (loss) per diluted share	$(0.04)	$0.21	$(0.16)	$0.42

Shares used in computing basic net income (loss) per share	39,014	38,778	38,969	38,659

Shares used in computing diluted net income (loss) per share	39,014	40,262	38,969	40,585

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2002	2001
		(Restated)
Operating activities:
Net income (loss)	$(6,105)	$17,052
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of tax benefit	—	741
Depreciation	3,924	2,754
Other non-cash charges	399	87
Changes in operating assets and liabilities:
Accounts receivable	876	(3,454)
Accounts payable	(2,716)	2,093
Other assets and liabilities, net	(8,445)	5,469

Net cash provided by (used in) operating activities	(12,067)	24,742
Investing activities:
Purchases of short-term investments	(39,375)	—
Maturities of short-term investments	20,000	—
Capital purchases	(2,528)	(4,694)
Purchases of intangible assets	(3,750)	—
Purchases of investments in privately held company	(1,414)	—

Net cash used in investing activities	(27,067)	(4,694)
Financing activities—net proceeds from issuance of common stock	842	6,648
Foreign currency translation adjustment	195	(325)

Net increase (decrease) in cash and cash equivalents	(38,097)	26,371
Cash and cash equivalents, beginning of period	116,520	84,359

Cash and cash equivalents, end of period	$78,423	$110,730

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

        Use of Estimates.    We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements to reconcile actual results with estimates previously made. Estimates are used for, among other things, the recognition of revenues under engineering services contracts, depreciation and amortization, recognition of restructuring costs and the effect of contingencies.

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

        As a result of this change in method of accounting, the results of the third quarter and first nine months of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the third quarter of fiscal year 2001, we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During the first nine months of fiscal 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the third quarter or first nine months of fiscal 2002 that was included in the cumulative effect adjustment as of July 1, 2000.

        Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

        Cash, Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consists mainly of financial instruments which have original maturities of one year or less at the time of original acquisition. The average maturity of our short-term investment balance at March 31, 2002 is 102 days.

Note 2. Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
		(Restated)		(Restated)
Numerator:
Net income (loss)	$(1,678)	$8,539	$(6,105)	$17,052

Denominator:
Weighted-average shares of common stock outstanding	39,039	38,817	38,995	38,690
Less: Weighted-average shares subject to repurchase	(25)	(39)	(26)	(31)

Shares used in computing basic net income (loss) per share	39,014	38,778	38,969	38,659
Effect of dilutive securities-employee stock options and shares subject to repurchase	—	1,484	—	1,926

Shares used in computing diluted net income (loss) per share	39,014	40,262	38,969	40,585

Basic net income (loss) per share	$(0.04)	$0.22	$(0.16)	$0.44

Diluted net income (loss) per share	$(0.04)	$0.21	$(0.16)	$0.42

Potentially dilutive securities excluded from diluted net income per share computation because they are anti-dilutive	4,240	1,940	6,411	1,170

Note 3. Comprehensive Income

        Total comprehensive income includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the third quarter of fiscal 2002 was $1.9 million and for the first nine months of fiscal 2002 was $5.9 million compared to total comprehensive income of $8.3 million and $16.7 million for the comparable periods in fiscal 2001.

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

        A charge of $1.7 million for purchased in-process research and development expenses was recorded upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined, with the assistance of an independent third-party appraiser, by estimating the present value of the net cash flows management believed would result from the acquired technology.

        As of March 31, 2002, our accrued liabilities included a remaining balance payable to Lexra, Inc. of approximately $900,000, which will be due in July 2002.

Note 5. Restructuring Charge

        A restructuring charge of $437,000 was recorded during the second quarter of fiscal 2002 and is comprised of employee severance and benefit payments. We eliminated 18 regular positions, or approximately 8% of our global workforce, affecting all of our functional groups, with the objective of reducing our operating expenses. All of the severance and benefit costs associated with the eliminated positions were paid by January 2002.

Note 6. Contingencies

        In October 1999, we filed suit against Lexra, Inc. in the United States District Court for the Northern District of California for infringement of two United States patents, seeking injunctive relief and compensatory and enhanced damages. In November 1999, Lexra, Inc. filed counterclaims against us that sought a declaratory judgment that the two asserted patents were invalid and not infringed and also asserted claims for unfair competition, intentional interference with business relations, and statutory unfair competition. In September 2001, the District Court issued its ruling on the appropriate interpretation of the disputed patent claim terms to govern all further proceedings in the District Court. In addition to its actions in the District Court, Lexra filed three separate requests with the Patent and Trademark Office seeking re-examination of one of the patents at issue in this litigation. In December 2001, we and Lexra settled this litigation and dismissed all claims against each other in the litigation. In connection with this settlement, Lexra recognized the validity of our patents, agreed to cease licensing processor cores, and became a MIPS32 architecture licensee. In addition, we purchased Lexra's intellectual property rights and technology related to its processor cores and architectural extensions and a small equity interest in Lexra. In February 2002, the Patent and Trademark Office completed its reexamination of one of our patents based on Lexra's reexamination requests. The Patent and Trademark Office confirmed the patentability of all claims contained in the patent thereby rejecting Lexra's repeated attempts to invalidate several of these claims.

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

Note 7. Stock Option Exchange Offer

        On November 15, 2001, we completed a voluntary stock option exchange program for our employees. Under the program, employees were given the opportunity to submit for cancellation any of their outstanding stock options in a one-for-one exchange for replacement options to be granted on a day that is at least six months and one day from the date of cancellation of the submitted options. A total of 4,471,121 options were cancelled in connection with the option exchange program. The exercise price of the replacement options will be equal to the closing price of our Class A common stock as reported on the Nasdaq National Market on the grant date of the replacement options. For certain of our executive officers, the exercise price of the replacement options will be equal to the higher of the closing price of our common stock on the grant date of the replacement options or on the date of cancellation.

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

        As a result of this change in method of accounting, the results of the third quarter and first nine months of fiscal 2001 were restated, and a charge of $1.2 million ($741,000 net of tax effect) was recorded to reflect the cumulative effect of the change as of the beginning of the fiscal year. During the third quarter of fiscal 2001, we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During the first nine months of fiscal 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. There was no amount of contract revenue recorded in the third quarter or first nine months of fiscal 2002 that was included in the cumulative effect adjustment as of July 1, 2000.

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements to reconcile actual results with estimates previously made. Estimates are used for, among other things, the recognition of revenues under engineering services contracts, depreciation and amortization, recognition of restructuring costs and the effect of contingencies.

Results of Operations

        Revenue.    Total revenue for the third quarter of fiscal 2002 was $12.7 million and for the first nine months of fiscal 2002 was $37.2 million compared to $28.1 million and $67.3 million for the comparable periods in fiscal 2001. Total revenue excluding royalties from Nintendo 64 game products was $11.7 million in the third quarter of fiscal 2002 and for the first nine months of fiscal 2002 was $33.2 million compared to $16.2 million and $44.2 million for the comparable periods in fiscal 2001. This was a decline of 28% during the third quarter of fiscal 2002 and 25% during the first nine months of fiscal 2002 over the comparable periods in fiscal 2001. Royalties for the third quarter of fiscal 2002 were $4.1 million and for the first nine months of fiscal 2002 were $13.5 million compared to $16.1 million and $34.2 million for the comparable periods in fiscal 2001. The decrease in royalty revenues in both periods was primarily due to lower royalties derived from sales of Nintendo products. As the Nintendo 64 video game product line continues further into its life cycle, sales of such products, and the related royalties we receive, are trending downward, subject to seasonal fluctuations and the impact of particular game titles introduced by Nintendo from time to time. We anticipate that revenue related to sales of Nintendo 64 game players and related cartridges will continue to decline and will be insignificant by the end of fiscal 2002. Royalties excluding royalties from Nintendo 64 game products declined 26% in the third quarter of fiscal 2002 and 14% during the first nine months of fiscal 2002 over the comparable periods in fiscal 2001. Contract revenue for the third quarter of fiscal 2002 was $8.6 million and for the first nine months of fiscal 2002 was $23.6 million compared to $12.0 million and $33.1 million for the same periods in fiscal 2001. The decrease in contract revenues in both the third quarter and first nine months of fiscal 2002 was primarily due to lower revenue from both unlimited use and per use licenses than in the comparable periods of fiscal 2001. In addition, fees related to engineering service contracts were lower during the third quarter and first nine months of fiscal 2002 due to lower average fees per service contract. We expect that contract revenue, except for seasonal fluctuations in royalties, will be greater than 50% of our total revenue for the next several years.

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

        Cost of contract revenue for the third quarter of fiscal 2002 and 2001 was zero and for the first nine months of fiscal 2002 and 2001 was $250,000. We expect that in future periods cost of contract revenue will be minimal.

        Research and Development.    Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

        Research and development expenses for the third quarter of fiscal 2002 were $8.4 million and for the first nine months of fiscal 2002 were $25.3 million compared with research and development expenses of $9.5 million and $24.9 million for the comparable periods in fiscal 2001. The decrease in research and development expenses during the third quarter of fiscal 2002 was due to our reduced demand for services from independent contractors and outside testing services needed to meet project milestones. The increase in research and development expenses during the first nine months of fiscal 2002 was due to the addition of resources and computer aided design tools to support various project development activities, including a net increase of 18 employees to the development team during the past twelve months. These increases were partially offset by our reduced demand for services from independent contractors needed to meet project milestones. We expect research and development expenses to increase slightly as we continue to develop technologies to extend our product line offering.

        Sales and Marketing.    Sales and marketing expenses for the third quarter of fiscal 2002 were $4.9 million and for the first nine months of fiscal 2002 were $13.3 million compared to $4.3 million and $11.4 million for the comparable periods in fiscal 2001. The increase in sales and marketing expenses was due to increased spending on third party software development tools as we partner with tool vendors to enhance the offering of MIPS compatible development tools such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by attainment of milestones and vary from period to period. We expect our other sales and marketing expenses to remain relatively stable over the next few quarters.

        General and Administrative.    General and administrative expenses for the third quarter of fiscal 2002 were $1.9 million and for the first nine months of fiscal 2002 were $5.5 million compared to $2.6 million and $6.8 million for the comparable periods in fiscal 2001. The decrease in the third quarter of fiscal 2002 and year-to-date general and administrative expenses was primarily because fewer projects were outsourced to third party accounting and legal firms. Our general and administrative costs are subject to quarterly fluctuation depending on our requirements for third party services regarding tax, patent and trademark projects and other legal and accounting matters.

        Acquired In-Process Research and Development.    In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores and we recorded a charge of $1.7 million for purchased in-process research and development expenses upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined, with the assistance of an independent third-party appraiser, by estimating the present value of the net cash flows management believed would result from the acquired technology.

        Restructuring.    The restructuring charge of $437,000 recorded during the second quarter of fiscal 2002 is comprised of employee severance and benefit payments. We eliminated 18 regular positions or about 8% of our global workforce with the objective of reducing our operating expenses. All of the severance and benefit costs associated with the 18 positions eliminated were paid by January 2002.

        Other Income, Net.    For the third quarter of fiscal 2002, other income, net, was $510,000 and for the first nine months of fiscal 2002 was $2.4 million compared to other income, net, of $1.7 million and $4.9 million for the comparable periods in fiscal 2001. The decrease in both periods was primarily due to a decline in interest income due to lower interest rates.

        Income Taxes.    We recorded an income tax benefit of $380,000 for the third quarter of fiscal 2002 and $780,000 for the first nine months of fiscal 2002 compared to an income tax provision of $4.9 million and $11.0 million for the same periods in fiscal 2001. The income tax benefit recorded for the three-and-nine-month periods ended March 31, 2002 represents a projected recovery of previously paid US federal income taxes reduced by current year foreign income taxes. The income tax provision recorded for the three-and-nine-month periods ended March 31, 2001 represents a combined US federal, state and foreign effective tax rate of approximately 38%.

Financial Condition

        At March 31, 2002, we had cash and cash equivalents and short-term investments of $97.8 million and total working capital of $101.0 million.

        Our operating activities used net cash of $12.1 million for the nine months ended March 31, 2002 compared to net cash provided by operating activities of $24.7 million for the comparable period in the prior year. During the nine-month period ended March 31, 2002, net cash used by operating activities consisted mainly of our net loss, including the one-time in-process research and development charge and the restructuring charge, combined with an increase in other assets, and a decrease in accounts payable and accruals, partially offset by depreciation. The increase in other assets pertains to increased licensing of computer aided design tools. An increasing number of our computer aided design tools are now secured through term licenses of three to seven years. In the past, the majority of our tools were acquired through purchases of perpetual licenses, which were recorded as capital assets. The decrease in accounts payable is due to the timing of asset purchases and related payments. The decrease in accruals is primarily due to a decrease in our tax provision resulting from estimated payments and a tax benefit in the first nine months of fiscal 2002. During the nine months ended March 31, 2001, net cash provided by operations consisted primarily of net income, a net increase in other assets and liabilities, an increase in accounts payable and the non-cash benefit of depreciation expense, offset in part by an increase in accounts receivable. The increase in accounts payable was due to the timing of asset purchases and related payments. The net increase in other assets and liabilities in fiscal 2001 was primarily due to the tax provision, offset by a decrease in deferred revenue. The increase in accounts receivable reflects the timing of the invoicing and collection of fees owed us under licensing agreements.

        Net cash used in investing activities was $27.1 million for the nine months ended March 31, 2002 compared to $4.7 million for the comparable period in the prior year. Net cash used in investing activities during the first nine months of fiscal 2002 includes purchases net of maturities of short-term investments as well as purchases of equipment and computer aided design tools used in development, in addition to the purchase price for intangible assets from Lexra, Inc. and a small equity interest in Lexra, Inc. As of March 31, 2002, our accrued liabilities included the remaining balance payable to Lexra, Inc. of approximately $900,000, which will be due in July 2002. Net cash used in investing activities for the comparable period of fiscal 2001 represents purchases of equipment and computer aided design tools used in development. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities, equipment and computer aided design tools used in development.

        Net cash provided by financing activities was $842,000 for the nine months ended March 31, 2002 compared to $6.6 million for the comparable period in the prior year. Net cash provided in both periods resulted primarily from the exercise of employee stock options and activity in our employee stock purchase plan, and the decrease in fiscal 2002 is due to fewer stock option exercises than in the same period of the prior year.

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

        We believe that we have sufficient cash to meet our projected operating and capital requirements for the foreseeable future. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements, particularly if we continue to consume cash due to losses from operations. If available, additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships may require that we relinquish our rights to certain of our technologies. Our failure to raise capital when needed could adversely affect our business, results of operations and financial condition.

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

        We must diversify our sources of revenue to offset the decline in revenue we derive from sales of Nintendo video game products.    Historically, royalties from Nintendo and NEC Corporation relating to Nintendo 64 video game players and related cartridges have accounted for a substantial portion of our total revenues. We anticipate that royalties related to Nintendo 64 game products, will continue to decline and will be insignificant by the end of fiscal 2002. In addition, the next generation Nintendo video game system will not incorporate our technology. We must diversify our sources of revenue to offset the decline in these Nintendo-related revenues. However, our ability to diversify our sources of revenue is uncertain and will depend on whether our processors and related designs are selected for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

        Our future growth depends in significant part on our receipt of royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.    Our license agreements generally provide for our receipt of license fees, which we characterize as contract revenue, paid for access to our technology, and, ultimately, for royalties that are owed to us upon the sale of products incorporating this technology. In recent years we have had an increase in contract revenues from licenses of our technology. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, our contract revenue has slowed recently and we do not expect it to continue to grow at the same rate as it had in the past. Generally our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. Our future growth depends significantly on our receipt of royalties from the sales of products using our technology. Frequently these sales upon which our royalties depend are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. To date most of our royalties have come from the sale of Nintendo 64 products, and it is difficult to predict royalties from other sources.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in high quality short-term maturity commercial paper and municipal bonds, and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, we believe that we do not have a material interest rate risk exposure.

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

        In December 2001, we and Lexra settled this litigation and dismissed all claims against each other in the litigation. In connection with this settlement, Lexra recognized the validity of our patents, agreed to cease licensing processor cores, and became a MIPS32 architecture licensee. In addition, we purchased Lexra's intellectual property rights and technology related to its processor cores and architectural extensions and a small equity interest in Lexra. In February 2002, the Patent and Trademark Office completed its reexamination of one of our patents based on Lexra's reexamination requests. The Patent and Trademark Office confirmed the patentability of all claims contained in the patent thereby rejecting Lexra's repeated attempts to invalidate several of these claims.

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

ITEM 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

          10.10    Directors' Stock Option Plan, as amended.

  (b)
  Reports on Form 8-K

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

Dated: May 10, 2002

Index of Exhibits

Exhibit No.

10.10    Directors' Stock Option Plan, as amended

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
Index of Exhibits