Form 10-K
period 2002-06-30
MIPS TECHNOLOGIES INC
filed 2002-09-25
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

For the fiscal year ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Class A common stock, $.001 Par Value
Class B common stock, $.001 Par Value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value of the registrant's Class A common stock and Class B common stock held by non-affiliates of the Registrant as of August 30, 2002 was approximately $12.7 million and $32.1 million, respectively, based upon the closing prices reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock or Class B common stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of August 30, 2002, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 14,673,423. The number of outstanding shares of the Registrant's Class B common stock, par value $.001, was 25,057,830.

        Documents incorporated by reference:

        Portions of the Registrant's proxy statement for its 2002 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1. Business

General

        MIPS Technologies, Inc. is a leading developer of embedded processor and related intellectual property, for use in performance-oriented markets such as the wired and wireless communications, consumer, office automation, security, and automotive markets. Our industry-standard designs are based on our 32- and 64-bit reduced instruction set computing, or RISC, architectures. We are a pioneer in the development of a 64-bit RISC architecture, with a seamless upgrade capability from our 32-bit architecture. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, or ISAs, application specific extensions, or ASEs, core designs and other related intellectual property to semiconductor companies and system original equipment manufacturers, or system OEMs. Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than sixty licensees and more than eighty license agreements in place with companies around the world.

        The MIPS architecture, which originated twenty years ago, has remained at the forefront of the evolution of RISC processor implementations. Our decision to support a central processing unit, or CPU, licensing strategy has resulted in a strong market position for the MIPS architectures in embedded processors. When we were spun off from Silicon Graphics in 1998 as a stand-alone embedded architecture and core processor licensing company, the MIPS architectures assumed an even more important position in the market for system-on-a-chip, or SOC, products.

        Our primary target markets are digital and consumer applications, which include the emerging and evolving markets for digital entertainment, wired and wireless communications (including broadband access), office automation, security, and automotive where MIPS' technology can increase performance to power the user experience. We believe that our 32- and 64-bit processor designs are well suited for these applications due to the scalability, low power consumption and high performance of our RISC architecture and core implementations, and the cost and time-to-market advantages provided by our intellectual property. Our processor and core designs and related intellectual property have been incorporated into several key products in these markets, including digital set-top boxes from Motorola, Inc. Broadband Communications Sector and Pioneer; video game systems such as the Nintendo 64 and Sony PlayStation and PlayStation 2; laser printers from HP; and network routers from Cisco Systems.

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

        Embedded systems are broadly defined as microcontrollers, processors and cores plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. In the past, this market was dominated by low-cost 4-, 8- and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32- and 64-bit processors was common in high-cost, low-volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement some of today's advanced functions. Today, however, the price of 32- and 64-bit processors has reached the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer and business products.

        Digital consumer and business products that incorporate low-power and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include set-top boxes, Internet appliances, video game consoles, processor-based smart cards and handheld mobile devices. To meet the demands of the digital consumer and business products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers, such as us, in the form of processor cores and other functional blocks.

The MIPS Technologies Network

        Our technology offerings focus on enabling cost-effective, power-efficient, and high-performance processors, cores and related designs for high-volume embedded applications. The MIPS RISC architecture is scalable over a broad range of applications and designed to allow semiconductor manufacturers to integrate their intellectual property into MIPS-based processors, cores and related embedded system designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. Products incorporating the MIPS architecture range from digital cameras and smart cards using processor cores with a die size of less than two square millimeters to high-performance set-top boxes and game consoles using processors with die sizes of over 100 square millimeters. In addition, while designed for high performance, our RISC-based architectures and cores are being incorporated in a number of low-power applications such as handheld mobile devices and smart cards. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across a broad range of price and performance points to use common support tools and software and retain their investment in software across the entire range of performance.

        Through our network of semiconductor manufacturing licensees, design support companies, and system OEMs, as well as third-party independent software, hardware and intellectual property, or IP, vendors, we have an established infrastructure to support our architecture as a standard platform for the embedded market.

        Licensees.    We have over sixty licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS RISC processor architecture, processors, and cores. Our top ten customers based on contract revenue for the two years ended June 30, 2002, includes Advanced Micro Devices, Inc., Broadcom Corporation, Conexant Systems, Inc., Gemplus International S.A., Infineon Technologies, AG, LSI Logic Corporation, Micron Technology Incorporated, Philips Semiconductor, Texas Instruments Incorporated and Toshiba Corporation.

        A number of our licensees, particularly our architecture licensees, have made significant investments in our technology and market development, which have resulted in the creation of multiple design teams around the world that are engaged in the development of MIPS-based processors. In addition to our internal design teams, more than a dozen design teams within our architecture licensees are designing with the MIPS architecture. Through our flexible approach to licensing our architectural intellectual property, our licensees and their associated design teams are able to design optimized semiconductor products for multiple segments of the embedded market resulting in what we believe is the broadest offering of RISC-based solutions in the world. In most cases, our licensees also add custom integration services and derivative design technologies to enhance our processor designs. Our licensees and their associated design teams have developed a broad portfolio of processors and standard products based on the MIPS RISC architecture as well as application specific extensions, some of which were developed by us or licensed back to us and offered to other licensees.

        We also develop and license custom processor designs intended to address the specific silicon process technology of the manufacturer to which it is licensed. Such designs customized to the technology of our licensee provide significant advantages. We believe that our ability to provide these custom processor designs is a competitive advantage. We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Chartered Semiconductor Manufacturing Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., and United Microelectronics Corporation.

        System OEMs.    Products based on the MIPS RISC architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS RISC architecture, including Motorola Broadband set-top boxes, Sony PlayStation and PlayStation 2 video game systems, Minolta digital cameras, Casio Cassiopeia handheld mobile devices, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and have increased our business development organization to build brand awareness of the MIPS RISC architecture among system OEMs.

        Third-Party Independent Software, Hardware and IP Vendors.    Our RISC architecture is further supported by a variety of third-party independent software, hardware and IP vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs. Currently, these companies, including Green Hills Software and Wind River Systems, provide over 200 products in support of our RISC architecture. Popular operating systems compatible with our RISC architecture include Microsoft Windows CE.NET and Linux and Cisco's IOS. This third-party support allows system OEMs to design the MIPS processor technology into their products.

Markets and Applications

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

        Digital Consumer Products.    Together with our existing semiconductor licensees and their associated design teams, we seek to leverage our RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, handheld mobile devices, smart cards and set-top boxes. To date, MIPS RISC-based processors have been designed into many digital consumer products. Although revenue related to the Nintendo video game has significantly declined in the total revenue mix during the past fiscal year and is now immaterial, we expect to diversify our revenue sources to include new digital consumer applications, such as digital TV and digital set-top boxes which are experiencing significant growth.

          Video Games.    Our key design wins in this market include the Sony PlayStation 2, and the Nintendo 64 video game systems.

          Set-Top Boxes.    As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32- and 64-bit processors and related designs. Key design wins in this market include Motorola Broadband Communications Sector's DCT5000, DCT2600 and DCT2500, Pioneer's Voyager 3000, and Scientific-Atlanta's Explorer digital set-top boxes.

          Broadband Products.    High-speed connectivity to networks outside the enterprise are becoming increasingly important for businesses as well as users of personal computers with operating frequencies into the gigahertz range. Our licensees include Broadcom, Texas Instruments, GlobespanVirata, and others who are developing high performance, cost-effective integrated broadband solutions, and we have become a leading architecture for cable modems, satellite and ADSL modems.

          Handheld Mobile Devices.    To date, our RISC-based processor designs have been incorporated into handheld mobile devices of Casio, Fujitsu, NEC, Sony and Symbol Technologies.

          Automotive Products.    An important new automotive application, telematics, combines global positioning systems or GPS tracking technology with MIPS performance processors from companies such as NEC and Toshiba to create an in-dashboard central control and display capability in increasingly more cars.

          Other Digital Consumer Products.    Other digital consumer applications for our 32- and 64-bit processors include Windows-based terminals, mobile telecommunications products, DVD players, digital televisions, and digital cameras. A rapidly growing new market is the smart card market, which is evolving from using microcontroller technology to 32-bit processor-based designs.

        Business Products.    In addition to broadband products for home offices, small offices and the enterprise, we and our licensees have developed solutions targeting these and other business applications.

          Office Automation Products.    MIPS-based processors are being used in high-end and mid-range office automation applications such as laser printers with products from Agilent, NEC, and Toshiba.

          Networking Equipment.    MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Nortel Networks, Lucent Technologies and Extreme Networks also use our architecture for their networking equipment.

Products

        We design, develop and license intellectual property for high-performance, low-power, cost-effective processors. Our architecture, processor, core, and other intellectual property enables our licensees to design and/or manufacture flexible, high-performance processors, cores and systems-on-a-chip for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with our licensees, we seek to strengthen the position of the MIPS architecture and proliferate our designs in embedded systems applications.

        Designs.    We currently provide flexible, modular processor and core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

          MIPS32 4K Cores.    The MIPS32 4Kc, MIPS32 4Km, MIPS32 4Kp, MIPS32 4KSc, MIPS32 4KEc, MIPS32 4KEm, MIPS32 4KEp and MIPS32 M4K processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. The MIPS32 4K core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

          The MIPS32 M4K core was introduced in April 2002 to meet the demands of multi-CPU system-on-a-chip designs. Systems-on-a-chip with multiple CPU cores are becoming increasingly popular to handle higher system throughput demands in a variety of applications, especially networking. The M4K cores offer small die size and low power consumption, as well as high performance, which is designed to deliver exceptional performance density, a critical requirement of multi-CPU system-on-a-chip designs.

          MIPS64 5K Cores.    The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements and which also requires the higher performance of a 64-bit core. The MIPS64 5Kc core design is available in both process-optimized and synthesizable formats.

          MIPS64 20K Family.    In February 2002, we announced the availability of the MIPS64 20Kc core, the industry's highest performance licensable core. The 20Kc core gives semiconductor suppliers and OEMs high system performance for cost- and power-sensitive embedded applications such as multimedia home gateways, automotive telematics, networking, office automation and game consoles.

          We also announced with Toshiba Corporation the joint development of a next-generation 64-bit microprocessor, the TX99, based on an enhanced MIPS core.

          MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures provide new and improved features for system developers, and make it easier for development tool vendors to provide comprehensive support across both 32-bit and 64-bit implementations. These architectures are a combination of instructions and implementation specifications, which together determine the native capability of a processor. Architectural standards are important because, among other things, they become the common points around which tools are built, software libraries and compilers are written, and software operating systems are developed. We license our processor architectures to promote the development and marketing of our compatible parts by our semiconductor licensees.

        Application Specific Extensions.    Application specific extensions, or ASEs, are intended to provide design flexibility for our application-specific products and are licensed to our architecture licensees as optional, additional features to use in designing processors and cores.

          MIPS16e ASE.    The MIPS16e ASE substantially reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e is implemented in the MIPS32 4KE core family, the MIPS32 M4K core and the MIPS32 4KSc smart card core.

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

        At June 30, 2002, our research and development staff totaled 148 persons compared to 153 employees at June 30, 2001. We conduct our research and development activities in our Mountain View, California headquarters location and in a development center near Copenhagen, Denmark.

Sales and Marketing

        Our sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor companies and participating in marketing, sales and technical efforts directed to system OEMs. We generally license our RISC-based processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. The alliances we establish form a distribution channel and are an important element of our strategy to proliferate the MIPS RISC architecture as the standard in the embedded processor industry. In establishing these alliances, we seek to license our technology to those companies we believe can help us grow the overall market share of MIPS-based products through the use of their design capabilities, sales relationships, manufacturing expertise, applications knowledge or other capabilities. We presently have four sales offices located within the United States. Our international sales offices are located in Japan, Taiwan, the United Kingdom, France, Germany and Israel.

        For fiscal year 2002, we had one customer, Toshiba Corporation, that accounted for more than 10% of our total revenue. The revenue derived from Toshiba reflects both technology license fees from new license agreements and royalties, substantially all of which are related to processors used in the Sony Playstation 2 computer entertainment system. For fiscal year 2001, we had two customers, Nintendo and Toshiba Corporation, that each accounted for more than 10% of our total revenue. Historically, royalties related to sales of Nintendo 64 video game players and cartridges have accounted for a substantial portion of our total revenue. We do not receive royalties with respect to Nintendo's recently introduced Gamecube video game system. As a result of this transition, royalties from Nintendo 64 products have declined, and were insignificant by the end of fiscal 2002. For further discussion, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue". For financial information regarding revenue derived from our international licensees, see Note 15 of Notes to Consolidated Financial Statements.

        Although the precise terms of our contracts vary, they typically provide for technology license fees or engineering service fees, which may be payable up-front and/or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Our contracts also provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

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

        We own over 140 patents worldwide on various aspects of our technology, with expiration dates ranging from 2006 to 2019 on our U.S. patents. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

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

        In connection with our separation from Silicon Graphics in July 1998, we entered into arrangements with Silicon Graphics pursuant to which certain intellectual property was assigned to us, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to us; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to us. In the past, the MIPS Group (a division of Silicon Graphics) has benefited from its status as a division of Silicon Graphics in our access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. There can be no assurance that, as a stand-alone company, we will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future. In addition, in connection with any future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

        MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS is a registered trademark, and MIPS-3D, MIPS16e, MIPS32, MIPS64, 4K, 4Kc, 4Km, 4Kp, 4KEc, 4KEm, 4KEp, 4KSc, M4K, 5K, 5Kc, 5Kf, 20K, 20Kc, and SmartMIPS are trademarks of MIPS Technologies, Inc. This report also contains trademarks and registered trademarks of other companies.

Competition

        The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor markets are legacy software compatibility, performance, functionality, price, customizability and power consumption. Our processors and cores compete with those of ARM Holdings plc, Hitachi Semiconductor (America) Inc., Tensilica Incorporated, ARC International (UK), Limited, and Power PC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc., Intel Corporation and National Semiconductor Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

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

Employees

        As of June 30, 2002, we had 221 employees. Of this total, 148 were in research and development, 54 were in sales and marketing and 19 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2. Properties

        Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

        In addition, we lease approximately 44,600 square feet of technical office space near Copenhagen, Denmark for our European-based development team. The lease will expire in July 2010. We lease executive suite offices for our worldwide sales locations in Japan, Taiwan, the United Kingdom, France, Germany, Israel, Texas, Massachusetts and Southern California. These leases are primarily on a year-to-year basis.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2002.

Item 4A. Executive Officers of the Registrant.

        Our executive officers and their ages as of June 30, 2002, were as follows:

Name	Age	Position
John E. Bourgoin	56	Chief Executive Officer and President
Sandy Creighton	49	Vice President, General Counsel and Secretary
Kevin C. Eichler	42	Vice President, Chief Financial Officer and Treasurer
Derek Meyer	42	Vice President, Worldwide Field Operations
Kevin J. Meyer	50	Vice President, Marketing
Victor Peng	42	Vice President, Engineering

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

        Derek Meyer served as our Vice President of Worldwide Field Operations from September 1999 until his resignation effective June 30, 2002. Mr. Meyer joined us in May 1996 as Director of Worldwide Marketing and Sales and was Vice President—Sales and Marketing from March 1998 to September 1999. Mr. Meyer is no longer an employee.

        Kevin J. Meyer has served as our Vice President of Marketing since August 2001. Mr. Meyer joined us from Chartered Semiconductor where he served as Vice President of Business Development since 1998. Previously, Mr. Meyer spent 15 years at Motorola in various positions including head of marketing and market development for Motorola's RISC products, as Vice President and Director of Asia/Pacific and Japan operations for Motorola's Computer Group and as chairman of the board of directors of one of Motorola's joint ventures in China.

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

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2002
First Quarter	$16.56	$6.28	$14.80	$5.90
Second Quarter	$11.16	$5.88	$10.34	$5.26
Third Quarter	$12.94	$6.77	$11.92	$6.00
Fourth Quarter	$8.01	$5.77	$7.57	$5.33

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2001
First Quarter	$59.63	$36.50	$53.69	$33.69
Second Quarter	$44.06	$24.69	$37.63	$22.25
Third Quarter	$38.38	$21.75	$35.88	$20.69
Fourth Quarter	$22.23	$13.22	$20.50	$12.15

        As of August 30, 2002, there were approximately 50 stockholders of record of our Class A common stock and 4,659 stockholders of record of our Class B common stock. Because most of our Class A and Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data.

        You should read the selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below as of and for the fiscal years ended June 30, 2002, 2001, 2000, 1999, and 1998 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

        Effective as of June 1, 1998, our business assets and liabilities were separated from those of Silicon Graphics. Prior to that time, our business was operated as a division of Silicon Graphics. The historical financial information presented below may not be indicative of our future performance and does not necessarily reflect what our financial position and results of operations would have been at and for the fiscal year ended June 30, 1998 had we operated as a separate, stand-alone entity during that period. The historical financial information for that period does not reflect many significant changes that have occurred in our funding and operations and the sources and costs of our revenue as a result of both the separation of our business from that of Silicon Graphics and our shift in strategic direction that occurred at that time.

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$16,791	$41,931	$55,828	$59,385	$55,980
Contract revenue	30,970	42,978	34,011	12,325	830

Total revenue	47,761	84,909	89,839	71,710	56,810
Costs and expenses:
Cost of contract revenue	250	250	750	125	375
Research and development	34,045	33,902	28,104	21,069	43,446
Sales and marketing	17,189	15,833	10,354	7,359	5,307
General and administrative	7,435	9,007	7,781	7,002	4,685
Acquired-in process research and development	1,737	—	—	—	—
Restructuring charge	437	—	—	—	2,614

Total costs and expenses	61,093	58,992	46,989	35,555	56,427

Operating income (loss)	(13,332)	25,917	42,850	36,155	383
Other income (expense), net	3,028	6,287	3,896	1,614	(7)

Income (loss) before income taxes and the cumulative effect of change in accounting principle	(10,304)	32,204	46,746	37,769	376
Provision (benefit) for income taxes	(914)	12,401	19,633	15,108	—

Income (loss) before cumulative effect of change in accounting principle	(9,390)	19,803	27,113	22,661	376
Cumulative effect of change in accounting principle, net of tax benefit(1)	—	(741)	—	—	—

Net income (loss)	(9,390)	$19,062	$27,113	$22,661	$376

Net income (loss) per basic share	$(0.24)	$0.49	$0.71	$0.61	$0.01
Net income (loss) per diluted share	$(0.24)	$0.47	$0.68	$0.58	$0.01
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

	Years Ended June 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share data)
Net income (loss)	$(9,390)	$19,803	$28,884	$20,088	$376
Net income (loss):
Per basic share	$(0.24)	$0.51	$0.76	$0.54	$0.01
Per diluted share	$(0.24)	$0.49	$0.72	$0.52	$0.01
	June 30,
	2002	2001	2000	1999	1998
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,712	$116,520	$84,359	$49,916	$45
Working capital (deficiency)	98,548	112,958	84,488	35,037	(4,530)
Total assets	128,988	140,433	109,252	59,389	4,696
Total stockholders' equity (deficit)	115,895	122,708	92,204	40,721	(747)

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

Overview

        Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of reduced instruction set computing, or RISC, processors for the computer systems and embedded markets. Silicon Graphics adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics' workstations and servers. Until the mid-1990's, cost considerations limited the use of MIPS RISC processors in high-volume digital consumer products. As the cost to manufacture processors based on the MIPS technology decreased, the MIPS Group sought to penetrate the consumer market, both through supporting and coordinating the efforts of the MIPS semiconductor licensees and, most notably, by partnering with Nintendo in its design of the Nintendo 64 video game player and related cartridges. In order to increase the focus of the MIPS Group on the design and development of processor intellectual property for the embedded market, effective June 1, 1998, Silicon Graphics separated the business of the MIPS Group from its other operations and transferred to us the assets and liabilities and intellectual property related to this business.

        In the years immediately following our separation from SGI, most of our revenue came from royalties from Nintendo 64 products. We anticipated that these royalties would decline over time and that our future growth would depend significantly on our ability to expand our contract revenues. Our research and development efforts have yielded several new products and we now have a broad processor core portfolio to offer to our customers. This has resulted in an increase in the number of licenses completed in each of the past four years.

        While, as expected, royalties declined in both 2001 and 2002 from the prior year due to the decline in Nintendo 64 royalties, contract revenues have not grown as rapidly as we have expected, and in fact declined in 2002. In order to resume growth in our contract revenues, we intend to continue to devote substantial resources to research and development in order to add new products to our portfolio offering, we expect to pursue additional relationships with third party independent software, hardware and IP vendors to add a broader range of development tools and we may increase our design services capabilities to provide an additional source of revenue. Our future growth will also be dependent on our receipt of meaningful royalties from customers who committed to our platform subsequent to the SGI spin-off. Although we believe that in the latter half of fiscal 2003 we will begin to receive royalties from these relationships, we are not able to predict whether these 2003 royalties will be material.

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

        We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee's product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis.

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

        As a result of this change in method of accounting, we recorded in fiscal 2001 a charge of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. During fiscal year 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During fiscal year 2002, we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change was made retroactive to prior periods.

        In fiscal 2002, royalties accounted for approximately 35% of our total revenue, compared to 49% in fiscal 2001 and 62% in fiscal 2000. Royalties from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges accounted for approximately 9% of our total revenue for fiscal 2002, 32% of our total revenue for fiscal 2001, and 49% of our total revenue for fiscal 2000. Current royalties received from Nintendo are based on unit sales of Nintendo 64 video game cartridges. In addition, we receive royalties from NEC based on a percentage of the revenue derived by NEC from sales of the processor included in the Nintendo 64 video game player. The most recently introduced Nintendo video game system does not incorporate any of our technology. Revenues related to sales of Nintendo 64 video game players and related cartridges have declined significantly during the past fiscal year and were insignificant by the end of fiscal 2002. As a result of the decline in Nintendo 64 royalties, we expect that contract revenue will account for more than 50% of our total revenue for the next year.

        Although a substantial portion of our total revenue in prior fiscal years was derived from royalties relating to sales of Nintendo 64 video game products, we expect that royalties and contract revenue related to the development and sales of other digital consumer products, such as handheld mobile devices, smart cards and set-top boxes, as well as other video game products, will constitute an increasingly significant portion of our total revenue. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers, and the royalty reports submitted by our licensees generally do not disclose which consumer products include our RISC technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will be dependent upon a particular digital consumer product or product manufacturer.

        Prior to fiscal 2002, we realized a disproportionate amount of our revenue and operating income in our third fiscal quarter because a disproportionate amount of Nintendo 64 video game cartridges are typically sold in the second fiscal quarter (which includes the holiday selling season). However, as a result of the decline in Nintendo 64 royalties and the revenue mix shift to contract revenue accounting for the majority of total revenue, the seasonal increase in revenue did not occur in fiscal 2002, and we do not expect to experience, to the extent we have in the past, seasonal fluctuations in our revenue and operating results.

        Our revenue is derived from a global customer base. To date, companies based in Japan have accounted for the substantial portion of our total revenue. We have an existing sales office in Japan and we have sales offices in France, Germany and the United Kingdom in order to expand and diversify our customer base in Europe. During fiscal 2002 we opened sales offices in Taiwan and Israel to better serve our customers and potential customers in those locations. Further, most of our international licensees have customers worldwide including those based in the United States. International revenue accounted for approximately 51% of our total revenue in fiscal 2002, 62% of our total revenue in fiscal 2001 and 66% of our total revenue in fiscal 2000. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

        Costs and Expenses.    Our costs and expenses generally include cost of contract revenue, research and development expenses, sales and marketing expenses and general and administrative expenses.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees. We incur an obligation to pay these fees when we sublicense to our customers technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

        Research and Development.    Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, and computer aided design tools. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

        Research and development expense also includes the amortization of purchased intangible assets. In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures, which consisted of developed technology for which we recorded a valuation of $1.8 million and core technology for which we recorded a valuation of $2.9 million. Developed and core technologies are being amortized and charged to research and development expense, on a straight-line basis, over their estimated useful lives of three and seven years, respectively.

        Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

        General and Administrative.    General and administrative expenses comprise salaries, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business and expenses related to compliance with the reporting and other requirements of a publicly traded company. Between 1998 and 2000, certain facilities services were provided to us pursuant to an agreement with Silicon Graphics. Our general and administrative expenses have grown substantially since the separation from Silicon Graphics due to costs related to our status as a stand-alone entity.

Critical Accounting Polices and Estimates

        We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements.

        We believe the following critical accounting policies affect the significant judgments and estimates we use in the preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. Contract revenue includes technology license or engineering service fees and maintenance fees. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts, which are performed on a best efforts basis, are recognized as revenue over the estimated development period using a cost-based percentage of completion method limited to the amount of the milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, adjustments have not been significant.

        Intangible Assets.    We make estimates when we acquire businesses or otherwise acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. The amounts and useful lives, generally 3 to 7 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are subsequently revised in light of new circumstances, purchase price adjustments, which could impact future amortization of acquired assets, or asset impairment charges, could be required.

        Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. To date, we have not determined that any assets are impaired.

        Income Taxes.    We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. If we determine that we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Results of Operation—Years Ended June 30, 2002, 2001 and 2000

        Revenue.    Our revenues in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Royalties	Contract Revenue	Total Revenue
2002	$16.8 million	$31.0 million	$47.8 million
2001	41.9 million	43.0 million	84.9 million
2000	55.8 million	34.0 million	89.8 million

        Total revenue consists of royalty revenue and contract revenue. Total revenue decreased by $37.1 million in fiscal 2002 due to a decrease in both royalties and contract revenue. Total revenue decreased by $4.9 million in fiscal 2001 due to a decrease in royalty revenue that was offset in part by an increase in contract revenue. Royalties for fiscal 2002, 2001 and 2000 consisted of royalties from sale by licensees of products incorporating our technology and from sales of Nintendo 64 video cartridges. Total royalties decreased by $25.1 million in fiscal 2002 and $13.9 million in fiscal 2001 due primarily to a decline in royalties from Nintendo 64 products. In addition, in fiscal 2002, non-Nintendo royalties declined by 16%, due to the impact of slower economic conditions on our licensees. In fiscal 2001, there was a 30% increase in non-Nintendo 64 royalties. Contract revenue for fiscal 2002, 2001 and 2000 consisted of fees generated from new license agreements entered into during these periods, and included engineering service fees earned. Although we entered into 33 new license agreements in fiscal 2002, contract revenue decreased by $12.0 million primarily due to lower revenue recognized from engineering service fees and unlimited use licenses, and, to a lesser extent, lower revenue recognized from per use licenses than in fiscal 2001. Engineering service fees decreased because we had fewer products licensed in the development phase than in the prior period. Both unlimited use and per use license revenue decreased due to our licenses in fiscal 2002 covering proportionately more of our lower-end cores as compared to fiscal 2001. Contract revenue in fiscal 2001 increased as we entered into 23 new agreements with new and existing licensees and we recognized more revenue from engineering service fees and unlimited and per use licenses than in fiscal 2000. Engineering service fees increased in 2001 because there were more licensed projects in the development phase and more projects were completed than in the prior period. Per use and unlimited use fees increased in 2001 due to an increase in available products as more projects were completed than in the prior year.

        Cost of Contract Revenue.    Our costs of contract revenue in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Cost of Contract Revenue
2002	$250,000
2001	250,000
2000	750,000

        Cost of contract revenue in fiscal 2002, 2001 and 2000 was attributable to sublicense fees. We believe that future cost of contract revenue will continue to be immaterial in relation to total revenues.

        Research and Development.    Research and development expenses in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Research and Development Expenses
2002	$34.0 million
2001	33.9 million
2000	28.1 million

        Research and development expenses in fiscal 2002 increased by $100,000, primarily due to an increase in salary levels, offset by a decrease in our requirement for contractors and outside testing services needed to meet project milestones. The increase in research and development expenses of $5.8 million in fiscal 2001 from fiscal 2000 reflects the additional resources needed to staff and support new development projects. Our research and development staff declined to 148 persons at June 30, 2002, from 153 persons at June 30, 2001 and consisted of 117 persons at June 30, 2000. Although we will continue to invest in our research and development efforts, we intend to closely manage our spending levels, including research and development, relative to current and projected revenue.

        Sales and Marketing.    Sales and marketing expenses in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	Sales and Marketing Expenses
2002	$17.2 million
2001	15.8 million
2000	10.4 million

        The increase in sales and marketing expenses of $1.4 million in fiscal 2002 was primarily due to increased spending on third party software development tools as we partner with tool vendors to enhance the offering of MIPS compatible development tools such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party's attainment of specified milestones and vary from period to period. The increase in sales and marketing expenses in fiscal 2001 was primarily due to an increase in headcount in support of our licensing revenue growth and an increase in product and industry marketing activities. Our sales and marketing staff remained the same at 54 persons at June 30, 2002 compared to June 30, 2001, and up from 39 persons at June 30, 2000. We expect that our sales and marketing staff and related expenses will remain relatively stable as we continue to manage our spending levels relative to our revenue expectations.

        General and Administrative.    General and administrative expenses in fiscal 2002, 2001 and 2000 were as follows:

Fiscal Year	General and Administrative Expenses
2002	$7.4 million
2001	9.0 million
2000	7.8 million

        The decrease in general and administrative expenses in fiscal 2002 is primarily because of our outsourcing fewer administrative projects to third party legal and accounting firms, decreases in bonus payments, and reduced cost of litigation due to the settlement of the Lexra litigation. The increase in general and administrative expenses in fiscal 2001 reflects increases in our outside legal and administrative resources necessary to support our expansion in the marketplace. This includes increases in expenses related to the establishment and protection of our patents, trademarks and other intellectual property rights which are integral to our business, as well as costs associated with the regulatory and reporting requirements of a public company with several international locations. We expect our general and administrative expenses will remain relatively stable in the near future.

        In-process Research and Development.    In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores, and we recorded a charge of $1.7 million for purchased in-process research and development expenses upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined by estimating the present value of the net cash flows management believed would result from the acquired technology.

        Restructuring Costs.    The restructuring charge of $437,000 recorded during the second quarter of fiscal 2002 is comprised of employee severance and benefit payments. We eliminated 18 regular positions, or about 8% of our global workforce, with the objective of reducing our operating expenses to be more in line with our revenue projections. All of the severance and benefit costs associated with the 18 positions eliminated were paid by January 2002. If anticipated revenue levels are not achieved, we may decide to engage in additional restructuring activities, which could result in additional restructuring charges.

        Other Income (Expense), Net.    Other income (expense), net consists primarily of interest income of $2.6 million in fiscal 2002 compared to $5.7 million in fiscal 2001 and $3.8 million in fiscal 2000. The decline in interest income in fiscal 2002 is primarily due to lower interest rates earned on our short-term investments and cash equivalents and lower cash and investment balances.

        Income Taxes.    We recorded a benefit provision for income taxes of $914,000 in fiscal 2002 based on an estimated federal and state combined rate of 8.9%. We recorded a provision for income taxes of $12.4 million in fiscal 2001 based on an estimated federal and state combined rate of 38.5%. The reduction in the federal and state combined benefit rate to 8.9% in fiscal 2002 was due primarily to operating losses offset by foreign losses which were not benefited. We recorded a provision for income taxes of $19.6 million in fiscal 2000 based on a federal and state combined rate of 42% on income before taxes. The reduction in the federal and state combined rate to 38.5% in fiscal 2001 from 42% in fiscal 2000 was due primarily to increased research and development credits and a reduction of unbenefited foreign losses.

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

Liquidity and Capital Resources

        Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures. At June 30, 2002, we had cash and cash equivalents of $90.7 million and working capital of $98.5 million. For the fiscal year ended June 30, 2002, our operating activities used cash of $13.6 million due to our net loss, offset in part by depreciation, increases in prepaid and other current assets, an increase in other long term assets, and a decrease in accrued liabilities. The increase in prepaids is primarily due to an increase in prepaid maintenance for computer aided design tools, an increase in income taxes receivable pertaining to certain tax credits and refunds we have applied for, and increased prepaid insurance. The increase in other long-term assets is due to the long-term portion of computer aided design tool licenses. An increasing number of our computer aided design tools are now secured through term licenses of three to seven years. In the past, the majority of our tools were acquired through the purchases of perpetual licenses, which were recorded as capital assets. The decrease in accrued liabilities is due to a reduction in taxes payable resulting from our net loss and tax payments made during the year, and a decrease in accrued bonuses.

        For the fiscal year ended June 30, 2001, our operating activities provided cash of $30.6 million, primarily due to net income, depreciation, and decreases in accounts receivable and an increase in other liabilities. The decrease in accounts receivable was due to a decrease in the number of licensing agreements completed near the end of fiscal 2001. The increase in other liabilities was due to fluctuations in taxes payable.

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

        Net cash used in investing activities was $14.8 million, $5.6 million, and $4.1 million for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Net cash used in investing activities in fiscal 2002 includes purchases, net of maturities of short-term investments as well as purchases of equipment and computer aided design tools used in development, in addition to the purchase price for intangible assets acquired from Lexra, Inc., and a small equity interest in Lexra, Inc. Net cash used in investing activities in fiscal 2001 and 2000 consisted of equipment purchases and licensing of computer aided design tools used in our development activities. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support expansion of our operations and licensing of computer aided design tools used in development.

        Net cash provided by financing activities was $1.7 million for the fiscal year ended June 30, 2002, compared to $7.8 million for fiscal 2001 and $14.7 million for fiscal 2000. Net cash provided by financing activities for all periods presented consisted primarily of net cash proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans.

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

        On June 20, 2000, Silicon Graphics distributed all of the shares of our common stock that it owned in a transaction intended to be tax-free to Silicon Graphics and its stockholders. Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30-month period following this distribution will be limited under the terms of a distribution tax indemnification agreement, which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering through December 20, 2002 except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) for the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution unless certain conditions are met.

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

        It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the price of our common stock may fall. Factors that could cause our revenue and operating results to vary from quarter to quarter include:

  •
  the demand for and average selling prices of semiconductor products that incorporate our technology;

  •
  the financial terms and delivery schedules of our contractual arrangements with our licensees, which may provide for significant up-front payments, payments based on the achievement of certain milestones or extended payment terms;

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

  •
  uncertain economic and market conditions.

        We may not experience growth in our contract revenue.    A significant portion of our total revenues are generated by license fees paid for access to our technology. We characterize license fees, along with engineering service fees, as contract revenue. In recent years, contract revenues have represented an increasingly greater percentage of total revenues. Our contract revenue declined in fiscal 2002. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict when, or if, contract revenue will resume its growth. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period.

        We depend on design wins to expand our revenue base.    In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties have declined substantially and are now insignificant. Our ability to reverse our decline in revenues is uncertain and will depend in large part on whether our processors and related designs are selected by our licensees and their customers for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

        We depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.    Our success in achieving design wins with our customers does not assure us of future revenue, as our revenue from these customers depends on our receipt of royalties from the sales of products that use our technology. Frequently these sales are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Our success is linked to the success of our licensees and, in the case of our semiconductor company licensees, the success of their customers. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

        We depend on semiconductor companies and digital consumer and business product manufacturers to adopt our technology and use it in the products they sell.    The adoption and continued use of our technology by semiconductor companies and digital consumer and business product manufacturers is essential to our continued success. We face numerous risks in obtaining agreements with semiconductor companies and digital consumer and business product manufacturers on acceptable terms, including:

  •
  potential competition with the internal design teams of semiconductor companies and digital consumer and business product manufacturers;

  •
  competition from other semiconductor intellectual property providers;

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

        If we are unable to develop enhancements and new generations of our intellectual property, we may be unable to achieve design wins.    Our future success will depend, in part, on our ability to develop enhancements and new generations of our processors, cores and other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor, core and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

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

        In order to be successful in marketing our products to semiconductor companies, we must differentiate our processors, cores and related designs from those available or under development by the internal design groups of these companies, including some of our current and prospective licensees. Many of these internal design groups have substantial engineering and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete with ours.

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

        We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Although our tax indemnification agreement with Silicon Graphics limits the amount of our capital stock that we can issue in acquisition transactions, this limitation will cease to apply beginning on December 20, 2002. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded a $1.7 million in-process research and development charge in the second quarter of fiscal 2002 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

  •
  diversion of management's attention;

  •
  potential loss of key employees and customers of the acquired companies;

  •
  exposure to unanticipated contingent liabilities of acquired companies; and

  •
  use of substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.

        Any of these and other factors could harm our ability to realize the anticipated benefits of an acquisition.

        We may also make investments in other companies, particularly private companies, such as the investment we made in the second quarter of fiscal 2002, where we feel these investments offer strategic opportunities. These investments tend to be inherently risky because the companies are frequently in the development stage and depend on future third party investments to finance their operations. If the companies in which we invest do not secure the requisite financing or secure it at a lower enterprise valuation than was in effect when we invested, we may be required to take an impairment charge to reduce the carrying value of our investment.

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In the second quarter of fiscal 2002, we acquired certain core and developed technologies and allocated approximately $4.7 million of the purchase price to these long-lived assets, which amount is being amortized over schedules based on the useful lives of the technology acquired. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase and we may also be required to record substantial amounts of goodwill. As a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. While we do not currently expect to need to record long-lived assets impairment charges, we cannot be sure that we will not be required to do so in the future.

        We may incur additional restructuring charges in the future, which could harm our results of operations.    In fiscal 2002, we completed a restructuring of our operations by eliminating 8% of our global workforce. As a result, we recorded restructuring charges of $437,000 during the second quarter of fiscal 2002. We cannot assure you this change in our operations will be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses, we may be required to engage in additional restructuring activities, that could result in additional restructuring charges. Further, recent accounting pronouncements may affect the timing of recording any future restructuring costs as well as the amounts recorded. These restructuring charges could harm our results of operations.

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

        We cannot assure you that any of our patent applications will be approved or that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees' customers in connection with use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

        We are exposed to interest rate risk on investments of our excess cash. The primary objective of our investment activities is to preserve capital. To achieve this objective and minimize the exposure due to adverse shifts in interest rates, we invest in high quality short-term maturity commercial paper, municipal bonds, and money market funds operated by reputable financial institutions in the United States. Due to the nature of our investments, we believe that we do not have a material interest rate risk exposure.

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

Item 8. Financial Statements and Supplementary Data.

        The following table presents selected quarterly information for fiscal 2002 and 2001 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002:
Total revenue	$12,495	$11,978	$12,742	$10,546
Operating income (loss)	(2,208)	(4,523)	(2,568)	(4,032)
Net income (loss)	$(927)	$(3,501)	$(1,678)	$(3,284)

Net income (loss) per basic share	$(0.02)	$(0.09)	$(0.04)	$(0.08)

Net income (loss) per diluted share	$(0.02)	$(0.09)	$(0.04)	$(0.08)

	First Quarter Restated(1)	Second Quarter Restated(1)	Third Quarter Restated(1)	Fourth Quarter
Fiscal 2001:
Total revenue	$20,180	$18,971	$28,135	$17,623
Operating income	6,816	5,375	11,763	1,963
Income before cumulative effect of change in accounting principle	5,031	4,223	8,539	2,010
Cumulative effect of a change in accounting principle, net of tax benefit(1)	(741)	—	—	—

Net income	$4,290	$4,223	$8,539	$2,010

Net income per basic share:
Net income before cumulative effect of change in accounting principle	$0.13	$0.11	$0.22	$0.05
Cumulative effect of change in accounting principle	$(0.02)	—	—	—

Net income per basic share	$0.11	$0.11	$0.22	$0.05

Net income per diluted share:
Net income before cumulative effect of change in accounting principle	$0.12	$0.10	$0.21	$0.05
Cumulative effect of change in accounting principle	$(0.02)	—	—	—

Net income per diluted share	$0.10	$0.10	$0.21	$0.05

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

        We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for revenue in accordance with guidance provided by SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements.

/s/  ERNST & YOUNG LLP

San Jose, California
July 17, 2002

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$90,712	$116,520
Short-term investments	5,000	—
Accounts receivable	6,046	6,443
Prepaid expenses and other current assets	9,883	7,720

Total current assets	111,641	130,683
Equipment and furniture, net	7,481	8,089
Intangible assets, net	4,301	—
Other assets	5,565	1,661

	$128,988	$140,433

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,203	$3,184
Accrued liabilities	8,979	10,472
Deferred revenue	2,911	4,069

Total current liabilities	13,093	17,725
Stockholders' equity:
Class A common stock, $0.001 par value: 150,000,000 shares authorized; 14,153,164 and 13,876,041 shares outstanding at June 30, 2002 and 2001, respectively, net of 5,317 reacquired shares at June 30, 2002 and 2001, respectively	14	14
Class B common stock, $0.001 par value: 100,000,000 shares authorized; 25,057,830 and 25,063,461 shares outstanding at June 30, 2002 and 2001 respectively, net of 11,929 and 6,298 reacquired shares at June 30, 2002 and at June 30, 2001, respectively	25	25
Additional paid-in capital	177,253	175,520
Accumulated other comprehensive income (loss)	229	(615)
Accumulated deficit	(61,626)	(52,236)

Total stockholders' equity	115,895	122,708

	$128,988	$140,433

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2002	2001	2000
Revenue:
Royalties	$16,791	$41,931	$55,828
Contract revenue	30,970	42,978	34,011

Total revenue	47,761	84,909	89,839
Costs and expenses (see Note 13 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	250	250	750
Research and development	34,045	33,902	28,104
Sales and marketing	17,189	15,833	10,354
General and administrative	7,435	9,007	7,781
Acquired in-process research and development	1,737	—	—
Restructuring	437	—	—

Total costs and expenses	61,093	58,992	46,989

Operating income (loss)	(13,332)	25,917	42,850
Other income, net	3,028	6,287	3,896

Income (loss) before income taxes and the cumulative effect of change in accounting principle	(10,304)	32,204	46,746
Provision (benefit) for income taxes	(914)	12,401	19,633

Income (loss) before cumulative effect of change in accounting principle	(9,390)	19,803	27,113
Cumulative effect of change in accounting principle, net of tax benefit of $494	—	(741)	—

Net income (loss)	$(9,390)	$19,062	$27,113

Per basic share amounts:
Net income (loss) before cumulative effect of change in accounting principal	$(0.24)	$0.51	$0.71
Cumulative effect of change in accounting principle	—	$(0.02)	—

Net income (loss) per basic share	$(0.24)	$0.49	$0.71

Per diluted share amounts:
Net income (loss) before cumulative effect of change in accounting principal	$(0.24)	$0.49	$0.68
Cumulative effect of change in accounting principle	—	$(0.02)	—

Net income (loss) per diluted share	$(0.24)	$0.47	$0.68

Shares used in computing basic net income (loss) per share	39,013	38,716	38,030

Shares used in computing diluted net income (loss) per share	39,013	40,309	39,912

Pro forma amounts assuming the change in accounting principle was applied retroactively (unaudited):
Total revenue			$92,892
Net income			$28,884
Net income:
Per basic share			$0.76

Per diluted share			$0.72

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands except share data)

	Common Stock
	Class A Shares	Class B Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 1999	12,372,500	25,069,759	$37	$138,880	$(33)	$(98,163)	$40,721
Common stock issued under employee stock option and purchase plans	1,004,318	—	1	14,747	—	—	14,748
Tax benefit of stock option exercises	—	—	—	—	—	9,780	9,780
Comprehensive income
Net income	—	—	—	—	—	27,113	27,113
Currency translation adjustment	—	—	—	—	(158)	—	(158)

Total comprehensive income							26,960

Balances at June 30, 2000	13,376,818	25,069,759	38	153,627	(191)	(61,270)	92,204
Common stock issued under employee stock option and purchase plans	504,540	—	1	8,022	—	—	8,023
Tax benefit of stock option exercises	—	—	—	13,871	—	(9,780)	4,091
Reacquired stock	(5,317)	(6,298)	—	—	—	(248)	(248)
Comprehensive income
Net income	—	—	—	—	—	19,062	19,062
Unrealized gain on available-for-sale securities	—	—	—	—	124	—	124
Currency translation adjustment	—	—	—	—	(548)	—	(548)

Total comprehensive income							18,638

Balances at June 30, 2001	13,876,041	25,063,461	39	175,520	(615)	(52,236)	122,708
Common stock issued under employee stock option and purchase plans	277,123	—	—	1,733	—	—	1,733
Reacquired stock	—	(5,631)	—	—	—	—	—
Comprehensive income (loss)
Net income (loss)	—	—	—	—	—	(9,390)	(9,390)
Unrealized gain (loss) on available-for-sale securities	—	—	—	—	(49)	—	(49)
Currency translation adjustment	—	—	—	—	893	—	893

Total comprehensive income (loss)							(8,546)

Balances at June 30, 2002	14,153,164	25,057,830	$39	$177,253	$229	$(61,626)	$115,895

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2002	2001	2000
Operating activities:
Net income (loss)	$(9,390)	$19,062	$27,113
Adjustments to reconcile net income (loss) to cash provided by operations:
Cumulative effect of change in accounting principle, net of tax benefit	—	741	—
Depreciation	5,210	4,298	2,496
Other non-cash charges	1,216	207	265
Changes in operating assets and liabilities:
Accounts receivable	397	2,732	(8,750)
Accounts payable	(1,981)	914	(7,758)
Other assets and liabilities	(9,080)	2,626	10,705

Net cash provided by (used in) operating activities	(13,628)	30,580	24,071
Investing activities:
Purchases of short-term investments	(44,375)	—	—
Maturities of short-term investments	39,375	—	—
Capital purchases	(4,497)	(5,646)	(4,128)
Purchase of intangible assets	(3,896)	—	—
Purchase of investments in a privately held company	(1,414)	—	—

Net cash used in investing activities	(14,807)	(5,646)	(4,128)
Financing activities:
Net proceeds from issuance of common stock	1,734	8,023	14,658
Repurchase of stock	—	(248)	—

Net cash provided by financing activities	1,734	7,775	14,658
Effect of exchange rate on cash	893	(548)	(158)
Net increase (decrease) in cash and cash equivalents	(25,808)	32,161	34,443
Cash and cash equivalents, beginning of year	116,520	84,359	49,916

Cash and cash equivalents, end of year	$90,712	$116,520	$84,359

Supplemental disclosures of cash transactions:
Income taxes paid (including payments made to Silicon Graphics of none in 2002, $1,000 in 2001, and $7,430 in 2000)	$1,913	$9,469	$18,245

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

  Basis of Presentation.

        The consolidated financial statements include the accounts of our wholly owned Swiss subsidiary, MIPS Technologies International AG, after elimination of intercompany transactions and balances.

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

        Revenue Recognition and Cumulative Effect of Change in Accounting Principle.    We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee's products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the sale of a licensee's products, primarily license fees, engineering service fees and maintenance and support fees, as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

        Fees related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method. Revenue recognized under engineering services contracts never exceeds the amount of milestone payments received.

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

        As a result of this change in method of accounting, we recorded in fiscal 2001 a charge of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. During fiscal year 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During fiscal year 2002 we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change was made retroactive to prior periods.

        Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of maintenance and support, generally 12 months. Revenue from these arrangements is not significant.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which are recognized as the obligation is incurred.

        Cash and Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments which have original maturities of one year or less at the time of original acquisition. The fair values of cash, cash equivalents, and short-term investments approximates their cost at June 30, 2002.

        Marketable Securities.    We classify our marketable securities as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities.

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

        Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development or IPR&D. The amounts and useful lives assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are subsequently determined not to be correct, purchase price adjustments, which could impact future amortization of acquired assets, or asset impairment charges, could be required.

        Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. To date, we have not determined that any assets are impaired.

        Stock-Based Compensation.    We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase common stock of MIPS that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted MIPS common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.

        Income Taxes.    We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. If we determine that we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

        Earnings per Share.    We follow the provisions of SFAS No. 128, Earnings per Share. SFAS No. 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2002	2001	2000
Numerator:
Net income (loss) available to common stockholders	$(9,390)	$19,062	$27,113

Denominator:
Weighted-average shares of common stock outstanding	39,035	38,745	38,047
Less: Weighted-average shares subject to repurchase	(22)	(29)	(17)

Shares used in computing basic net income (loss) per share	39,013	38,716	38,030
Effect of dilutive securities-employee stock options and shares subject to repurchase	—	1,593	1,882

Shares used in computing diluted net income (loss) per share	39,013	40,309	39,912

Basic net income (loss) per share	$(0.24)	$0.49	$0.71
Diluted net income (loss) per share	$(0.24)	$0.47	$0.68
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	6,654	1,854	227

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

        We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. Due to the significance of long-lived assets located outside the United States, geographic information is presented for long-lived assets as well as revenues. See Note 15 for additional information.

        Recent Accounting Pronouncements.    In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. The adoption of SFAS No. 141 on July 1, 2001 did not have a material impact on our financial position or results of operations, and we do not expect the adoption of SFAS No. 142 on July 1, 2002 will have a material impact on our financial position, results of operations, or cash flows.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3,

Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. A formal commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most exit and disposal costs. Instead companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, and should subsequently adjust the recorded liability for changes in estimated cash flows. The provisions of SFAS No. 146 are effective prospectively for exit or disposal activities initiated after December 31, 2002. Companies may not restate previously issued financial statements for the effect of the provisions of SFAS No. 146 and liabilities that a company previously recorded under EITF Issue 94-3 are grandfathered. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations or cash flows.

Note 3. Business Risk and Customer Concentration

        We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 41%, including more than 10% from Toshiba, in fiscal 2002 and revenue from our top two customers represented 42% in fiscal 2001 and 56% in fiscal 2000, of total revenue. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results. The next generation Nintendo video game system does not incorporate any of our technology.

        A substantial portion of our revenue is derived from licensees based outside the United States (see Note 15). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4. Employee Notes Receivable

        We had loans outstanding to employees and officers that were paid in full as of March 2002. These loans were payable upon maturity and had terms ranging from three to five years. Employee loans are included in other assets in the accompanying balance sheets and we had a zero balance at June 30, 2002 and $250,000 at June 30, 2001. Loan forgiveness charged to expense was zero in fiscal 2002, and approximately $81,000 in fiscal 2001 and $162,000 in fiscal 2000.

Note 5. Purchased Intangible Assets

        In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores for cash consideration of $6.0 million. We incurred acquisition costs of approximately $400,000. The purchase price was allocated to the acquired technology assets based on their estimated fair value. We recorded a valuation of $1.8 million for developed technology and $2.9 million for core technology.

        The values of developed and core technologies were determined by estimating the present value of cash flows from those technologies as based on MIPS management and industry assumptions and market data. Developed and core technologies are being amortized, on a straight-line basis, over their estimated useful lives of three and seven years, respectively.

        A charge of $1.7 million for purchased in-process research and development expenses was recorded upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined by estimating the present value of the net cash flows management believed would result from the acquired technology.

        As of June 30, 2002, our accrued liabilities included a remaining balance payable of approximately $900,000, which was paid in July 2002.

        Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,716	$(286)	$1,430
Core technology	2,924	(209)	2,715
Other	156	—	156

Purchased intangible assets, net	$4,796	$(495)	$4,301

        We had no purchased intangible assets subject to amortization as of June 30, 2001.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2002 is approximately $990,000, $990,000, $704,000, $418,000 and $418,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively, and approximately $627,000 for years following fiscal 2007. Amortization expense for purchased intangible assets was $495,000 in fiscal 2002 and zero in fiscal 2001 and fiscal 2000.

Note 6. Restructuring Charge

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

Note 7. Financial Instruments

        The following table summarizes by major security type the fair value of our cash equivalents and short-term investments (in thousands):

	June 30,
	2002	2001
Money market funds	$82,181	$89,946
Certificates of deposit and time deposits	500	1,750
U.S. commercial paper and municipal bonds	10,000	19,924

Total	$92,681	111,620
Less amounts classified as cash equivalents	(87,681)	(111,620)

Total short-term investments	$5,000	$—

Note 8. Equipment and Furniture

        The components of equipment and furniture are as follows (in thousands):

	June 30,
	2002	2001
Equipment	$21,358	$17,514
Furniture and fixtures	2,590	2,214

	23,948	19,728
Accumulated depreciation	(16,467)	(11,639)

Equipment and furniture, net	$7,481	$8,089

Note 9. Accrued Liabilities

        The components of accrued liabilities are as follows (in thousands):

	June 30,
	2002	2001
Accrued compensation and employee-related expenses	$2,856	$3,565
Income taxes payable	1,065	2,045
Other accrued liabilities	5,058	4,862

	$8,979	$10,472

Note 10. Commitments

        We lease certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $1,264,000, $1,538,000, $1,602,000, $1,635,000 and $1,668,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively, and approximately $3,798,000 for years following fiscal 2007. Rent expense under noncancelable operating leases was approximately $2,435,000 in fiscal 2002, $2,196,000 in fiscal 2001 and $1,414,000 in fiscal 2000.

        In association with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the balance sheet.

Note 11. Income Taxes

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

        Effective June 20, 2000, Silicon Graphics owned less than 50% of our outstanding stocks as it fully divested its holdings in us. Therefore, we are no longer included in Silicon Graphics' combined California tax group, but instead we are required to file a separate California tax return.

        Income (loss) before income taxes and the cumulative effect of change in accounting principle and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
United States	$(2,925)	$31,638	$52,786
Foreign	(7,379)	566	(6,040)

Total income (loss) before taxes	$(10,304)	$32,204	$46,746

        The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2002	2001	2000
Federal:
Current payable	$(2,781)	$10,301	$13,004
Deferred	87	(623)	(2,347)

	(2,694)	9,678	10,657
State:
Current payable	—	2,038	3,142
Deferred	—	(165)	(188)

	—	1,873	2,954
Foreign:
Current payable	1,780	858	6,022
Deferred	—	(8)	—

	1,780	850	6,022

Total provision (benefit) for income taxes	$(914)	$12,401	$19,633

        The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by zero in fiscal 2002, $4,091,000 in fiscal 2001 and $9,780,000 in fiscal 2000.

        The provision (benefit) for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
Federal tax at statutory rate	$(3,606)	$11,271	$16,361
State income taxes, net of federal benefit	—	1,217	1,920
Foreign losses not benefited	2,599	660	2,746
Valuation allowance	—	—	(1,392)
Research tax credit	—	(608)	(220)
Other	93	(139)	218

Total provision (benefit) for income taxes	$(914)	$12,401	$19,633

        The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2002	2001
Cumulative temporary differences:
Depreciation and amortization related items	$787	$—
Non-deductible accrued expenses	696	1,424
Accrued compensation benefit	317	353
Deferred revenue	383	669
State taxes	—	500
Other, net	38	385
Tax credit carry forward	2,313	—
State and foreign net operating loss carry forward	707	—

Total deferred income tax asset	5,241	3,331
Valuation allowance	(1,997)	—

Net deferred income tax asset	$3,244	$3,331

        We have state and foreign net operating loss carry forwards of approximately $1.9 million and $16.4 million. The state and foreign net operating loss carry forwards expire beginning in the year 2007. We also have state research and investment tax credits of approximately $2.6 million and $200,000, which have no expiration date. Federal foreign tax credit carry forwards also exist of $330,000, which expire beginning in 2007, if not utilized. There are federal research credits of approximately $134,000 that will expire in 2020, if not utilized.

        Utilization of the state net operating losses and tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 12. Stockholders' Equity

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

  •
  Automatically on the fifth anniversary of the date of the tax-free distribution by Silicon Graphics or June 20, 2005, if at a meeting of stockholders called to approve such conversion, such conversion receives the approval of a majority of the votes entitled to be cast.

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

        Our ability to issue additional shares of our common stock in connection with acquisitions or to raise equity capital during the 30-month period following this distribution will be limited under the terms of a distribution tax indemnification agreement, which we have entered into with Silicon Graphics. The agreement contains covenants under which we may not issue capital stock in an acquisition or private or public offering until December 20, 2002, except (a) pursuant to the exercise of employee, director or consultant stock options or awards and (b) the issuance of up to a cumulative amount of 10% of our outstanding stock at the time of the tax-free distribution, unless certain conditions are met.

        Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

        Stock Reacquisition.    In fiscal 2002, we reacquired 5,631 shares of our Class B common stock for zero dollars. In fiscal 2001, we reacquired 5,317 shares of our Class A common stock and 6,298 shares of our Class B common stock for approximately $248,000. The Class A shares were reacquired in payment of taxes due by an employee's exercise of restricted stock. The Class B shares were reacquired due to forfeiture of unvested restricted stock grants held by Silicon Graphics and associated with MIPS Class B stock due to the dividend distribution effected by Silicon Graphics in June, 2000. We did not retire the shares we reacquired.

        1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the "1998 Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999. The Compensation Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Options expire ten years from the date of grant. Initial stock option grants generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during fiscal year 2002 vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. Options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2001 and 2000, the number of shares available for issuance increased by approximately 1.6 million and 1.5 million shares respectively, for a total of approximately 11.1 million shares of Class A common stock reserved under the 1998 Plan. At June 30, 2002, 1,027,926 shares were available for future issuance under the 1998 Plan.

        Directors' Stock Option Plan.    The Directors' Stock Option Plan (the "Director Plan") was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation Committee of our board of directors administers the Director Plan. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Class A common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Class A common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our Class A common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vest over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002. Under the new vesting schedule, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants vest immediately. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Options granted under the Director Plan generally may be exercised for three months after termination of the director's service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2001, 2000 and 1999, the number of shares available for issuance increased by 40,000, 100,000 and 80,000 shares respectively, for a total of 820,000 shares of Class A common stock reserved under the Director Plan. As of June 30, 2002, 520,000 shares were available for future issuance under the Director Plan.

        Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors and approved by our stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999 and as amended in January 2000 by our board of directors. The Compensation Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our Class A common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Class A common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our Class A common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2001, 2000 and 1999, the number of shares available for issuance increased by approximately 197,000, 200,000 and 196,000 shares, respectively, for a total of approximately 1.2 million shares of Class A common stock reserved under the Purchase Plan. At June 30, 2002, 521,574 shares had been issued under the Purchase Plan and 672,036 shares were reserved for future issuance.

        2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") in April 2002. The Compensation Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. Options expire ten years from the date of grant. Stock option grants generally vest over a 50-month period with 2% of the total shares vesting each month. Options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2002, 109,950 shares were available for future issuance under the 2002 Plan.

        Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan"), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our Class A common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our Class A common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2002, 12,669 shares had been issued under the Supplemental Purchase Plan and 47,331 shares were reserved for future issuance.

        Activity under our 1998 Long-Term Incentive Plan, Directors' Stock Option Plan and 2002 Non-Qualified Stock Option Plan are summarized as follows:

		Outstanding Options
	Shares available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 1999	2,299,575	4,777,873	$16.25

Additional shares authorized for issuance	1,480,000	—	—
Options granted	(2,611,052)	2,611,052	$27.09
Options exercised	—	(902,200)	$14.61
Options canceled	381,591	(381,591)	$18.85

Balance at June 30, 2000	1,550,114	6,105,134	$20.97

Additional shares authorized for issuance	1,636,161	—	—
Options granted	(2,610,510)	2,610,510	$26.33
Options exercised	—	(417,453)	$14.95
Options canceled	543,055	(543,055)	$23.86

Balance at June 30, 2001	1,118,820	7,755,136	$22.89

Additional shares authorized for issuance	2,597,580	—	—
Options granted	(7,761,921)	7,761,921	$9.11
Options exercised	—	(1,792)	$12.00
Options canceled	5,703,397	(5,703,397)	$24.03

Balance at June 30, 2002	1,657,876	9,811,868	$11.33

        Additional information about outstanding options to purchase Class A common stock held by our optionees at June 30, 2002 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$7.70-$8.01	4,108,406	9.88	$8.00	564,081	$8.01
$8.05-$12.00	3,548,396	7.91	$10.13	1,952,878	$11.40
$13.19-$37.25	2,155,066	7.87	$19.67	993,113	$21.55

$7.70-$37.25	9,811,868	8.72	$11.33	3,510,072	$13.72

        Grant Date Fair Values.    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $7.71 per share during fiscal 2002, $22.43 per share during fiscal 2001, and $21.46 per share during fiscal 2000. The weighted average estimated fair value of shares granted under our stock purchase plan was $6.96 per share during fiscal 2002, $18.66 per share during fiscal 2001 and $19.14 per share during fiscal 2000.

        The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the activity under our stock option plans:

	Employee Stock Options Years Ended June 30,			Stock Purchase Plan Shares Years Ended June 30,
	2002	2001	2000	2002	2001	2000
Expected life (in years)	5.0	5.0	5.0	0.5	0.5	0.5
Risk-free interest rate	3.16%	4.60%	6.00%	3.00%	6.00%	5.00%
Expected volatility	0.99	0.95	0.80	0.90	1.10	1.10
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

        2001 Stock Option Exchange Program.    In October 2001, we implemented a stock option exchange program because many of our then outstanding options had exercise prices that were significantly higher than the current market price of our common stock. By making this offer, we intended to maximize stockholder value by creating better performance incentives for, and thus increasing retention of, our employees. Under the program, each employee who held outstanding options to purchase shares of Class A common stock under the 1998 Long-Term Incentive Plan (the "1998 Plan") was provided the opportunity to exchange that option for a new option under the 1998 Plan for the same number of shares to be granted not sooner than six months and one day after the date of the cancellation of the submitted options. Employees were required to exchange any options granted within six months and a day prior to the offer date to be able to participate in the option exchange program. For certain of our executive officers, including all of the named executive officers, the exercise price of the replacement options was to be equal to the higher of the closing price of our common stock on the grant date of the replacement options or the closing price on the date of cancellation. The replacement options have an immediate vesting of 12% of the shares on the date of grant with the remaining shares vesting in equal monthly installments over 36 months.

        On November 15, 2001, we accepted for exchange and cancellation options to purchase an aggregate of 4,471,121 shares of the company's Class A common stock representing 50.2% of the options eligible to be tendered and cancelled under the program. On May 17, 2002, we granted new options to purchase an aggregate of 4,391,121 shares of the company's Class A common stock to replace the eligible options that had been tendered and cancelled under the program. The exercise price per share for the new options was $8.01, the last reported trading price of the company's Class A common stock on the grant date. For certain of our executive officers, including all of the named executive officers that participated, the exercise price per share for the new options was $8.31, the closing price of our common stock on the date of cancellation.

        Pro Forma Information.    We have elected to follow APB 25 in accounting for our employee stock options to purchase MIPS' common stock. Under APB 25, no compensation expense is recognized in our financial statements except in connection with the granting of restricted stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $1,000 in fiscal 2002, $4,000 in fiscal 2001 and $90,000 in fiscal 2000.

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

        Our pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2002	2001	2000
Pro forma net income (loss)	$(5,788)	$(5,062)	$12,732
Pro forma basic net income (loss) per share	$(0.15)	$(0.13)	$0.33
Pro forma diluted net income (loss) per share	$(0.15)	$(0.13)	$0.32

        The historical pro forma impact of applying the fair value method prescribed by SFAS 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

Note 13. Related Party Transactions

  Corporate Services.

        In June 1998, we entered into a Management Services Agreement with Silicon Graphics in which Silicon Graphics agreed to provide certain administrative and corporate support services to us on an interim or transitional basis, including accounting, treasury, tax, facilities and information services. Specified charges for such services were generally intended to allow Silicon Graphics to recover the fully allocated direct costs of providing the services, plus all out-of-pocket costs and expenses, but without any profit. The Management Services Agreement was terminated on June 20, 2000. Charges incurred during fiscal 2000 under the Management Services Agreement were $1.1 million. Subsequent to the termination of the Management Services Agreement, Silicon Graphics provided to us limited support services on a month-to-month basis. The provision of these limited support services ceased completely during fiscal 2002.

        Facilities.    Our executive, administrative and technical offices currently occupy space in a building, which was subleased from Silicon Graphics in Mountain View, California. The sublease terminated on May 31, 2002. Rent expense paid to Silicon Graphics was $1,492,000 in fiscal 2002, $1,254,000 in fiscal 2001 and $1,005,000 in fiscal 2000. We signed a new lease agreement directly with the landlord effective June 1, 2002.

Note 14. Contingencies

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

Note 15. Industry and Geographic Segment Information

        Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2002	2001	2000
United States	$23,523	$32,245	$30,385
Japan	14,784	38,422	53,781
Europe	4,197	11,221	1,463
Rest of World	5,257	3,021	4,210

Total revenue	$47,761	$84,909	$89,839

Our long-lived assets by geographic area are as follows (in thousands):
	June 30,
	2002	2001	2000
United States	$11,112	$5,705	$5,473
Japan	263	343	129
Europe	5,932	3,702	2,114
Rest of World	39	—	—

Total long lived assets	$17,346	$9,750	$7,716

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information concerning our directors is incorporated by reference to the information in the section entitled "Proposal No.1—Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2002.

        Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2002.

Item 11. Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2002.

Equity Compensation Plan Information

        We maintain the 1998 Long-Term Incentive Plan, Directors' Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Option Plan and the Supplemental Stock Purchase Plan, neither of which is subject to stockholder approval. The features of these plans are described in Note 12 of our Notes to Financial Statements. The following table presents information about these plans as of June 30, 2002.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	8,921,818	$11.66	2,219,962	(2)
Equity compensation plans not approved by security holders	890,050	$8.01	157,281	(3)
Total	9,811,868	$11.33	2,377,243
(1)
These equity compensation plans contain an "evergreen" provision whereby the number of shares available for issuance automatically increases on July 1 of each year. Our 1998 Long-Term Incentive Plan increases in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. Our Directors' Stock Option Plan increases in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. Our Employee Stock Purchase Plan increases in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors.

(2)
Of these shares, 1,027,926 shares remain available for grant under the 1998 Long-Term Incentive Plan, 520,000 shares remain available for grant under the Directors' Stock Option Plan, and 672,036 shares remain available for purchase under the Employee Stock Purchase Plan.

(3)
Of these shares, 109,950 shares remain available for grant under the 2002 Non-Qualified Option Plan and 47,331 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2002.

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

  3.
  Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.3	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.1 to the Company's Form 8-A12G/A filed on September 15, 2000).
10.1
The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).
10.2
The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement")).
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

10.7.1
The Joint Development and License Agreement between Nintendo Co., Ltd. and Nintendo of America Inc. on the one hand and Silicon Graphics, Inc. and MIPS Technologies, Inc. on the other hand (incorporated herein by reference to Exhibit 10.8.1 to the Registration Statement). *
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
10.8
The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on September 21, 1999).
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.11
The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).
10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.13	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed with the Commission on April 29, 2002).
10.14	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC.
10.15	Letter of Agreement entered into by the Company with Derek Meyer dated June 21, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 24, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2002
/s/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 24, 2002
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 24, 2002
/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 24, 2002
/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director	September 24, 2002
/s/ BENJAMIN HOROWITZ Benjamin Horowitz	Director	September 24, 2002
/s/ WILLIAM M. KELLY William M. Kelly	Director	September 24, 2002

FORM 10-K CERTIFICATION

I, John E. Bourgoin, certify that:

        1.    I have reviewed this annual report on Form 10-K of MIPS Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002	By:	/s/ JOHN E. BOURGOIN John E. Bourgoin President and Chief Executive Officer, MIPS Technologies, Inc.

I, Kevin C. Eichler, certify that:

        1.    I have reviewed this annual report on Form 10-K of MIPS Technologies, Inc.;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002	By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer, MIPS Technologies, Inc.

Exhibit No.	Index of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.3	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.1 to the Company's Form 8-A12G/A filed on September 15, 2000).
10.1
The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).
10.2
The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the "Registration Statement")).
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
10.8
The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on September 21, 1999).
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.11
The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.13	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company's Form S-8 filed with the Commission on April 29, 2002).
10.14	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC.
10.15	Letter of Agreement entered into by the Company with Derek Meyer dated June 21, 2002.
23.1	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
  Item 7A. Quantitative and Qualitative Disclosure About Market Risk
  Item 8. Financial Statements and Supplementary Data.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MIPS TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (In thousands except share data)
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
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
FORM 10-K CERTIFICATION