Form 10-Q
period 2002-09-30
MIPS TECHNOLOGIES INC
filed 2002-11-12
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

        As of October 31, 2002, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 14,997,440. As of October 31, 2002, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,057,715.

PART I—FINANCIAL INFORMATION

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$84,210	$90,712
Short-term investments	10,000	5,000
Accounts receivable	2,949	6,046
Prepaid expenses and other current assets	7,675	9,883

Total current assets	104,834	111,641
Equipment and furniture, net	7,290	7,481
Intangible assets, net	4,359	4,301
Other assets	5,746	5,565

	$122,229	$128,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$666	$1,203
Accrued liabilities	6,379	8,979
Deferred revenue	3,106	2,911

Total current liabilities	10,151	13,093
Stockholders' equity:
Common stock	39	39
Additional paid-in capital	179,088	177,253
Accumulated other comprehensive income	273	229
Deferred compensation	(1,818)	—
Accumulated deficit	(65,504)	(61,626)

Total stockholders' equity	112,078	115,895

	$122,229	$128,988

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2002	2001
Revenue:
Royalties	$3,533	$4,728
Contract revenue	5,909	7,767

Total revenue	9,442	12,495
Costs and expenses:
Research and development	8,507	8,796
Sales and marketing	3,243	4,282
General and administrative	1,831	1,625
Acquired in-process research and development	394	—

Total costs and expenses	13,975	14,703

Operating loss	(4,533)	(2,208)
Other income, net	655	1,078

Loss before income taxes	(3,878)	(1,130)
Provision (benefit) for income taxes	—	(203)

Net loss	$(3,878)	$(927)

Net loss per basic and diluted share	$(0.10)	$(0.02)

Shares used in computing basic and diluted net loss per share	39,619	38,912

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2002	2001
Operating activities:
Net loss	$(3,878)	$(927)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,182	1,321
Acquired in-process research and development	394	—
Other non-cash charges	628	(59)
Changes in operating assets and liabilities:
Accounts receivable	3,310	713
Accounts payable	(567)	(1,963)
Other assets and liabilities, net	163	(5,237)

Net cash provided by (used in) operating activities	1,232	(6,152)
Investing activities:
Purchases of short-term investments	(5,000)	—
Capital expenditures	(334)	(2,509)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	(1,265)	—
Payment related to purchase of intangible assets in a prior period	(900)	—

Net cash used in investing activities	(7,499)	(2,509)
Financing activities:
Net proceeds from issuance of common stock	—	22
Loan repayment	(302)	—

Net cash provided by (used in) financing activities	(302)	22
Foreign currency translation adjustment	67	562

Net decrease in cash and cash equivalents	(6,502)	(8,077)
Cash and cash equivalents, beginning of period	90,712	116,520

Cash and cash equivalents, end of period	$84,210	$108,443

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Description of Business and Basis of Presentation

        Formation of MIPS Technologies, Inc. (MIPS).    Silicon Graphics, Inc. acquired our predecessor MIPS Computer Systems, Inc. in 1992 and continued the MIPS processor business through its MIPS Group. In December 1997, Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations and in April 1998, our Board of Directors approved a transaction pursuant to which Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications. We were a majority owned subsidiary of Silicon Graphics from the closing of our initial public offering on July 6, 1998 until June 20, 2000, when Silicon Graphics distributed all of its remaining interest in us in the form of a stock dividend of Class B common stock to its stockholders.

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

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2002 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2002, included in our 2002 Annual Report on Form 10-K.

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

        Revenue Recognition.    We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee's products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee). We classify all revenue that does not involve the sale of a licensee's products, primarily license fees and engineering service fees and maintenance and support fees as contract revenue. License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

        Fees related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method. We do not recognize revenue under engineering services contracts in amounts exceeding the amount of milestone payments received.

        Annual maintenance and support fees, renewable by licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Revenue from these arrangements is not significant.

        Cash and Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less at the time of original acquisition. The fair values of cash and cash equivalents and short-term investments approximate their cost at September 30, 2002.

        Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are subsequently determined not to be correct, purchase price adjustments, which could impact future amortization of acquired assets, or asset impairment charges, could be required.

Note 2. Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2002	2001
Numerator:
Net loss	$(3,878)	$(927)

Denominator:
Weighted-average shares of common stock outstanding	39,628	38,941
Less: Weighted-average shares subject to repurchase	(9)	(29)

Shares used in computing basic and diluted net income per share	39,619	38,912
Basic and diluted net loss per share	$(0.10)	$(0.02)

Note 3. Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first quarter of fiscal 2003 was $3.8 million and total comprehensive loss for the comparable period in the prior year was $422,000.

Note 4. Acquisition

        In July 2002, we acquired Algorithmics Limited, a United Kingdom-based tool chain company and an affiliated company, DFS3 Limited. The total purchase price for both companies was approximately $3.1 million and consisted of $800,000 in cash, the issuance of approximately 520,000 shares of our common stock valued at approximately $1.9 million, and acquisition-related costs of approximately $485,000. The value of the common stock has been recorded as deferred compensation and will be amortized to expense over a three-year period.

        A charge of $394,000 for purchased in-process research and development expenses was recorded upon completion of the acquisition of the technology because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

Note 5. Purchased Intangible Assets

        All purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of September 30 and June 30, 2002 (in thousands):

	September 30, 2002			June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$1,802	$(436)	$1,366	$1,716	$(286)	$1,430
Core technology	3,076	(317)	2,759	2,924	(209)	2,715
Other	—	—	—	156	—	156

Purchased intangible assets, net	$4,878	$(753)	$4,125	$4,796	$(495)	$4,301

        Amortization expense of purchased intangible assets was $258,000 for the three months ended September 30, 2002 and was zero for the comparable period in fiscal 2002.

        The estimated future amortization expense of existing purchased intangible assets is approximately $1.0 million, $1.1 million, $729,000, $439,000 and $439,000 for fiscal years 2003, 2004, 2005, 2006 and 2007, respectively, and approximately $672,000 for years following fiscal 2007.

Note 6. Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities effective for exit or disposal activities initiated after December 31, 2002. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. Under SFAS No. 146 companies will record exit or disposal costs when they are "incurred" and can be measured at fair value and should subsequently adjust the recorded liability for changes in estimated cash flows.

Note 7. Subsequent Events

        In October 2002, we announced plans to close our Denmark design center to consolidate our research and development activities in our headquarters in California and our recently acquired design center in the United Kingdom. In addition, we are planning to eliminate approximately 67 regular positions or about 30% of our global workforce across all functions in the second quarter of fiscal 2003 with the objective of reducing our operating expenses. These actions will result in a restructuring charge in the second quarter of fiscal 2003 of approximately $9 million to $10 million, primarily comprising of employee severance and related benefit payments, facilities exit costs and asset write-offs. These costs will be accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

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

        For a discussion of our critical accounting policies, please see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2002.

October 2002 Restructuring

        In October 2002, we announced plans to close our Denmark design center to consolidate our research and development activities in our headquarters in California and our recently acquired design center in the United Kingdom. In addition, we are planning to eliminate approximately 67 regular positions, or about 30% of our global workforce across all functions in the second quarter of fiscal 2003 with the objective of reducing our operating expenses. These actions will result in a restructuring charge in the second quarter of fiscal 2003 of approximately $9 million to $10 million, primarily comprising of employee severance and related benefit payments along with facilities exit costs and asset write-offs. These costs will be accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

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

        Total revenue for the first quarter of fiscal 2003 was $9.4 million compared to $12.5 million for the comparable period in fiscal 2002. Total revenue excluding royalties from Nintendo 64 game products was $9.3 million in the first quarter of fiscal 2003 and declined 16% compared to the comparable period in fiscal 2002. Royalties for the first quarter of fiscal 2003 declined to $3.5 million from $4.7 million for the comparable period in fiscal 2002 due to lower royalties derived from sales of Nintendo products. Royalties excluding royalties from Nintendo 64 game products were flat in the first quarter of fiscal 2003 compared to the comparable period in fiscal 2002. Contract revenue for the first quarter of fiscal 2003 was $5.9 million compared to $7.8 million for the same period in fiscal 2002. The decrease was primarily the result of our completing only two new license agreements in the first quarter of fiscal 2003 compared to seven agreements for the same period in 2002. Engineering service fees were essentially unchanged. We expect that contract revenue will be greater than 50% of our total revenue for the fiscal year ending June 30, 2003.

        Research and Development.    Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

        Research and development expenses for the first quarter of fiscal 2003 were $8.5 million compared with research and development expenses of $8.8 million for the comparable period in fiscal 2002. The decrease in research and development expenses was due to a reduction in fees paid to third parties for outside technical services and a decrease in salary and benefit expenses due to a reduction in headcount by six to 150 persons as of September 30, 2002 compared to September 30, 2001. Although we will continue to invest in our research and development efforts, we expect that these expenses will decline in future periods as a result of the October 2002 closure of our Denmark design center.

        Sales and Marketing.    Sales and marketing expenses for the first quarter of fiscal 2003 were $3.2 million compared to $4.3 million for the comparable period in fiscal 2002. The decrease in sales and marketing expenses of $1.1 million was primarily due to lower spending on third party software development tools as we deferred spending on MIPS compatible development tools such as compilers, debuggers, probes and operating systems. Our sales and marketing staff remained relatively the same at 54 persons at September 30, 2002 compared to 55 persons at September 30, 2001. We expect that our sales and marketing expenses will vary from period to period driven primarily by attainment of specified milestones by third party tools providers.

        General and Administrative.    General and administrative expenses for the first quarter of fiscal 2003 were $1.8 million compared to $1.6 million for the comparable period in fiscal 2002. The increase in general and administrative expenses reflects an increase in our directors and officers insurance rates compared to the prior year.

        Acquired In-Process Research and Development.    In July 2002, we completed the acquisition of Algorithmics Limited, a United Kingdom-based tool chain company and an affiliated company, DFS3

Limited for cash and stock consideration. We recorded a charge of $394,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        Other Income, Net.    For the first quarter of fiscal 2003, other income, net, was $655,000 compared to other income, net, of $1.1 million for the comparable period in fiscal 2002. The decrease was primarily due to a decline in interest income due to lower interest rates and lower investment balances.

        Income Taxes.    There was no income taxes recorded for the first quarter of fiscal 2003 compared to an income tax benefit of $203,000 for the same period in fiscal 2002. The estimated annual effective tax rate for the first quarter of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which we can claim benefit offset by current year foreign income taxes. The estimated annual effective tax rate of 18% in the first quarter of fiscal 2002 is lower than the applicable statutory rate primarily due to a recovery of previously paid U.S. income tax reduced by foreign income taxes.

Financial Condition

        At September 30, 2002, we had cash and cash equivalents of $84.2 million and total working capital of $94.7 million.

        Our operating activities provided net cash of $1.2 million for the three months ended September 30, 2002 compared to net cash used of $6.2 million for the comparable period in the prior year. During the three-month period ended September 30, 2002, our net loss, partially offset by the depreciation recorded, was more than offset by a decrease in accounts receivable. The decrease in accounts receivable was the result of our completing fewer licensing agreements near the end of the first quarter in fiscal 2003. During the three month period ended September 30, 2001, net cash used by operating activities consisted mainly of a decrease in other assets and liabilities primarily due to recording a tax benefit and a decrease in payroll accruals.

        Net cash used in investing activities was $7.5 million for the three months ended September 30, 2002 compared to $2.5 million for the comparable period in the prior year. Net cash used in investing activities during the three month period ended September 30, 2002 included purchases of short-term investments as well as purchases of equipment and computer aided design tools used in our development activities and the acquisition of Algorithmics, Ltd., in addition to the final payment related to purchases of intangible assets from Lexra, Inc. Net cash used in investing activities for the three-month period ended September 30, 2001 represents equipment purchases and licensing of computer aided design tools used in our development activities. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer aided design tools used in development.

        Net cash used in financing activities was $302,000 for the three months ended September 30, 2002 compared to net cash provided by financing activities of $22,000 for the comparable period in the prior year. Net cash used in financing activities during the three month period ended September 30, 2002 was attributable to the repayment of a loan which was assumed in connection with the Algorithmics Ltd. acquisition. Net cash provided in the three month period ended September 30, 2001 resulted primarily from the exercise of employee stock options.

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

        It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. In that event, the price of our common stock may fall. Factors that could cause our revenue and operating results to vary from quarter to quarter include:

  •
  our ability to identify attractive licensing opportunities and then enter into new licensing agreements on terms that are acceptable to us;

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

        We may not experience growth in our contract revenue.    A significant portion of our total revenues is generated by license fees paid for access to our technology, and these contract revenues have represented an increasingly greater percentage of total revenue in recent years. We characterize license fees, along with engineering service fees, as contract revenue. Our contract revenue declined in fiscal 2002 and for the first quarter of fiscal 2003 as compared to comparable periods in the prior year. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict when, or if, contract revenue will resume its growth. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period.

        We depend on design wins to expand our revenue base.    In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties have declined substantially and are now insignificant. Our ability to reverse our decline in royalty revenues is uncertain and will depend in large part on whether our processors and related designs are selected by our licensees and their customers for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

  •
  the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products or digital television set top boxes, due to a limited number of product manufacturers and the length of product life cycles; and

  •
  the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer and business product applications.

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

  •
  and the introduction of products by our competitors embodying new technologies or features.

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

        Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater brand recognition, larger customer bases as well as greater financial and marketing resources than we do. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies and products.

        We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Although our tax indemnification agreement with Silicon Graphics limits the amount of our capital stock that we can issue in acquisition transactions, this limitation will cease to apply beginning on December 20, 2002. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2003 and the second quarter of fiscal 2002 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. The difficulties of this integration may be further complicated by geographic distances. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In both the first quarter of fiscal 2003 and the second quarter of fiscal 2002, we acquired certain core and developed technologies and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase and we may also be required to record substantial amounts of goodwill. As a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. While we do not currently expect to need to record long-lived assets impairment charges, we cannot be sure that we will not be required to do so in the future.

        We expect to incur additional restructuring charges in the future, which could harm our results of operations.    In October 2002, we announced plans to close our Denmark design center and reorganize our sales and marketing functions and expect to record a restructuring charge of approximately $9 million to $10 million. We cannot assure you this change in our operations will be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses, we may be required to engage in additional restructuring activities that could result in additional restructuring charges. Further, recent accounting pronouncements may affect the timing of recording any future restructuring costs as well as the amounts recorded. These restructuring charges could harm our results of operations.

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

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

  (b)
  Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

PART II—OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds

  (a)
  In July 2002 in connection with our acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, we issued an aggregate of 520,259 shares of our Class A common stock in exchange for all outstanding shares of Algorithmics Limited and DFS3.

  The offer and sale of the securities described above were effected without registration in reliance on the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K None.

ITEMS 1, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation
	By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: November 12, 2002

FORM 10-Q CERTIFICATION

I, John E. Bourgoin, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MIPS Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ JOHN E. BOURGOIN John E. Bourgoin President and Chief Executive Officer, MIPS Technologies, Inc.

I, Kevin C. Eichler, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of MIPS Technologies, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer, MIPS Technologies, Inc.

QuickLinks

PART I—FINANCIAL INFORMATION
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
MIPS TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 2. Changes in Securities and Use of Proceeds
  ITEM 6. Exhibits and Reports on Form 8-K
SIGNATURES
FORM 10-Q CERTIFICATION