Form 10-Q
period 2002-12-31
MIPS TECHNOLOGIES INC
filed 2003-02-14
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002
OR
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

        As of January 31, 2003, the number of outstanding shares of the Registrant's Class A common stock, $.001 par value, was 14,997,440. As of January 31, 2003, the number of outstanding shares of the Registrant's Class B common stock, $.001 par value, was 25,057,715.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(In thousands)

	December 31, 2002	June 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$86,141	$90,712
Short-term investments	5,000	5,000
Accounts receivable	2,342	6,046
Prepaid expenses and other current assets	7,525	9,883

Total current assets	101,008	111,641
Equipment and furniture, net	5,618	7,481
Intangible assets, net	4,065	4,301
Other assets	5,378	5,565

	$116,069	$128,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,260	$1,203
Accrued liabilities	12,336	8,979
Deferred revenue	2,618	2,911

Total current liabilities	17,214	13,093
Stockholders' equity:
Common stock	40	39
Additional paid-in capital	179,656	177,253
Accumulated other comprehensive income	580	229
Deferred compensation	(1,658)	—
Accumulated deficit	(79,763)	(61,626)

Total stockholders' equity	98,855	115,895

	$116,069	$128,988

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Revenue:
Royalties	$4,134	$4,716	$7,667	$9,444
Contract revenue	6,244	7,262	12,153	15,029

Total revenue	10,378	11,978	19,820	24,473
Costs and expenses:
Cost of contract revenue	250	250	250	250
Research and development	9,107	8,071	17,614	16,867
Sales and marketing	3,859	4,072	7,102	8,354
General and administrative	2,015	1,934	3,846	3,559
Acquired in-process research and development	—	1,737	394	1,737
Restructuring	7,634	437	7,634	437

Total costs and expenses	22,865	16,501	36,840	31,204

Operating loss	(12,487)	(4,523)	(17,020)	(6,731)
Other income (expense), net	(916)	826	(261)	1,904

Loss before income taxes	(13,403)	(3,697)	(17,281)	(4,827)
Provision (benefit) for income taxes	856	(196)	856	(399)

Net loss	$(14,259)	$(3,501)	$(18,137)	$(4,428)

Net loss per basic and diluted share	$(0.36)	$(0.09)	$(0.46)	$(0.11)

Shares used in computing net loss per basic and diluted share	39,421	38,982	39,311	38,947

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended December 31,
	2002	2001
Operating activities:
Net loss	$(18,137)	$(4,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,296	2,652
Restructuring costs	2,478	—
Write-off of investment in privately-held company—Lexra, Inc.	1,414	—
Acquired in-process research and development	394	—
Other non-cash charges	1,339	(168)
Changes in operating assets and liabilities:
Accounts receivable	3,761	850
Accounts payable	1,027	(1,706)
Other assets and liabilities, net	4,324	(6,312)

Net cash used in operating activities	(1,104)	(9,112)
Investing activities:
Purchases of short-term investments	(10,000)	—
Maturities of short-term investments	10,000	—
Capital expenditures	(840)	(2,412)
Purchases of intangible assets	(1,100)	(500)
Purchase of investment in privately-held company—Lexra, Inc.	—	(1,414)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	(1,265)	—
Payment related to purchase of intangible assets in a prior period	(900)	—

Net cash used in investing activities	(4,105)	(4,326)
Financing activities:
Net proceeds from issuance of common stock	567	842
Loan repayment	(302)	—

Net cash provided by financing activities	265	842
Foreign currency translation adjustment	373	387

Net decrease in cash and cash equivalents	(4,571)	(12,209)
Cash and cash equivalents, beginning of period	90,712	116,520

Cash and cash equivalents, end of period	$86,141	$104,311

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

        Annual maintenance and support fees, renewable by the licensee, are classified as contract revenue and are amortized over the period of support, generally 12 months. Since the beginning of fiscal 2002, revenue from these arrangements has remained generally constant in absolute dollars, but has been increasing as a percentage of total revenue.

        Cash and Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less at the time of original acquisition. The fair values of cash and cash equivalents and short-term investments approximated their cost at December 31, 2002 and June 30, 2002.

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

Note 2. Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(14,259)	$(3,501)	$(18,137)	$(4,428)

Denominator:
Weighted-average shares of common stock outstanding	39,946	39,007	39,787	38,974
Less: Weighted-average shares subject to repurchase	(525)	(25)	(476)	(27)

Shares used in computing net loss per basic and diluted share	39,421	38,982	39,311	38,947
Net loss per basic and diluted share	$(0.36)	$(0.09)	$(0.46)	$(0.11)

Note 3. Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first six months of fiscal 2003 was $17.8 million and total comprehensive loss for the comparable period in the prior year was $4.1 million.

Note 4. Acquisition and Investment

        In December 2001, we acquired a small equity interest in Lexra, Inc., a privately held company, and recorded an investment of $1.4 million.

        In July 2002, we acquired Algorithmics Limited, a United Kingdom-based tool chain company, and an affiliated company, DFS3 Limited. The total purchase price for both companies was approximately $3.1 million and consisted of $800,000 in cash, the issuance of approximately 520,000 shares of our common stock valued at approximately $1.9 million, and acquisition-related costs of approximately $485,000. The value of the common stock has been recorded as deferred compensation and will be amortized to expense over a three-year period.

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

        In December 2002, we recorded an impairment charge of $1.4 million as we wrote off the full value of our investment in Lexra, Inc.

Note 5. Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of December 31, 2002 and June 30, 2002 (in thousands):

	December 31, 2002			June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(18)	$68	$1,716	$(286)	$1,430
Core/patent technology	4,176	(427)	3,749	2,924	(209)	2,715
Other	—	—	—	156	—	156

Purchased intangible assets	$4,262	$(445)	$3,817	$4,796	$(495)	$4,301

        During the second quarter of fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million.

        During the second quarter of fiscal 2002, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores. We recorded a valuation of $1.7 million for developed technology and $2.9 million for core technology.

        During the second quarter of fiscal 2003, as part of our restructuring activities discussed in Note 6, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge for approximately $1.2 million, the remaining value of this asset.

        Amortization expense related to purchased intangible assets was $216,000 for the three months ended December 31, 2002 and was zero for the comparable period in fiscal 2002. Amortization expense related to purchased intangible assets was $474,000 for the first six months of fiscal 2003 and was zero for the comparable period in fiscal 2002.

        The estimated future amortization expense of existing purchased intangible assets is approximately $296,000, $592,000, $553,000, $549,000 and $549,000 for the remaining six months of fiscal year 2003 and for fiscal years 2004, 2005, 2006 and 2007, respectively, and approximately $1.3 million for years following fiscal 2007.

Note 6. Restructuring Charge

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. In addition, we implemented plans to eliminate 67 regular positions or about 30% of our global workforce by the end of fiscal 2003 across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in the second quarter of fiscal 2003 of approximately $7.6 million. The restructuring charge includes approximately $3.3 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $174,000 in legal and other costs. These costs and activities are accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

        A summary of restructuring activities follows below (in thousands). The balance of each category presented was zero as of October 1, 2002.

	Restructuring Charges	Cash	Non-cash	Balance December 31, 2002
Severance	$3,329	$(1,258)	$—	$2,071
Facilities	1,653	(32)	—	1,621
Intangible asset write-off	1,191	—	(1,191)	—
Other asset write-off	1,287	—	(1,287)	—
Other costs	174	(43)	—	131

Total	$7,634	$(1,333)	$(2,478)	$3,823

        Our restructuring plans included vacating the facilities at our Denmark design center. The $1.7 million estimated charge for vacating this facility is comprised of our future obligations of $6.4 million under the facility operating lease expiring in March, 2010, partially offset by estimated sublease income of approximately $4.7 million. The sublease income assumption we have made with respect to the Denmark facility is based on current and expected real estate market conditions in nearby Copenhagen, Denmark, and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. As a result, in future periods, we may be required to record significant additional charges or reverse currently accrued amounts.

        As part of our restructuring plan, we decided to reduce our investment in research and development, and we revised our product plans. We determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge of $1.2 million for the remaining value of this intangible asset.

        Other assets written off include leasehold improvements and computer aided design software related to vacating the Denmark facilities. Other costs are composed primarily of legal fees and other restructuring costs.

        As of December 31, 2002, the remaining restructuring cost accrual was $3.8 million. The severance and benefit costs associated with 12 of the positions eliminated were paid as of December 31, 2002. The remaining severance of $2.1 million related to the other 55 positions eliminated is expected to be paid through April 2003. The operating lease accrual, net of estimated sublease income, is made up of lease payments to be paid through March 2010. Actual future cash requirements may differ materially from the amounts accrued at December 31, 2002, particularly if actual sublease income differs significantly from current estimates.

Note 7. Recent Accounting Pronouncements

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities effective for exit or disposal activities initiated after December 31, 2002. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. Under SFAS No. 146 companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, rather than when a commitment is made to an exit or disposal plan.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. We have elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 (or APB 25), Accounting for Stock Issued to Employees, to account for employee stock options.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year end. We currently do not have guarantees required to be disclosed under FIN 45. We do not expect the adoption of FIN 45 will have a material impact on our financial position, results of operation, or cash flow.

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

        Accrued Facilities Restructuring Costs.    In October 2002, we implemented plans to restructure the company that included exiting our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring. Among other things, the anticipated costs included lease charges that were based on assumptions about future rental income that might be received on the property we vacated. If, in the future, it is determined that we have over-accrued for restructuring charges, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs. Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

        For a discussion of our other critical accounting policies, please see "Critical Accounting Policies and Estimates" in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2002.

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

        Total revenue for the second quarter of fiscal 2003 was $10.4 million and for the first six months of fiscal 2003 was $19.8 million compared to $12.0 million and $24.5 million for the comparable periods in fiscal 2002. Royalties for the second quarter of fiscal 2003 were $4.1 million and for the first six months of fiscal 2003 were $7.7 million compared to and $4.7 million and $9.4 million for the comparable periods in fiscal 2002. The decrease in both periods was due to lower royalties derived from sales of Nintendo products, which continue to decline and have been insignificant in fiscal 2003. Royalties excluding royalties from Nintendo 64 game products increased 27% in the second quarter of fiscal 2003 and increased 14% for the first six months of fiscal 2003 compared to the comparable periods in fiscal 2002 due primarily to an increase in the number of new customers shipping products incorporating our technology. Contract revenues for the second quarter of fiscal 2003 were $6.2 million and for the first six months of fiscal 2003 were $12.2 million compared to $7.3 million and $15.0 million for the same periods in fiscal 2002. The decrease in both periods resulted from our completing only four new license agreements in the second quarter of fiscal 2003 and six new agreements in the first six months of fiscal 2003 compared to nine and sixteen agreements in the same periods in 2002. In addition, these agreements were generally lower in value due to a shift in demand towards our 32-bit core designs than in the corresponding periods in fiscal 2002. We continue to experience a longer sales cycle compared to the comparable periods in fiscal 2002, which we believe is due to our customers lengthening their decision making process in response to current economic conditions. Contract revenue for the second quarter of fiscal 2003 included an aggregate of $2.0 million in fees paid by a customer for a license to use our technology and to resolve our claims of infringement of our intellectual property rights for prior use of our technology. The amount of engineering service fees recognized in the second quarter and first six months of fiscal 2003 decreased slightly compared to the same periods in the prior year. We expect that contract revenue will be greater than 50% of our total revenue for the fiscal year ending June 30, 2003.

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

        Cost of contract revenue for the second quarter and first six months of fiscal 2003 and 2002 was $250,000. We expect that in future periods cost of contract revenue will continue to be immaterial.

        Research and Development.    Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

        Research and development expenses for the second quarter of fiscal 2003 were $9.1 million and for the first six months of fiscal 2003 were $17.6 million compared with research and development expenses of $8.1 million and $16.9 million for the comparable periods in fiscal 2002. The increase in research and development expenses in both periods was due to an increase in employee compensation as well as an increase in amortization expense resulting from the amortization of intangible assets and deferred compensation. Although we will continue to invest in our research and development efforts, we expect that these expenses will decline beginning in the third quarter of fiscal 2003 as a result of the closure of our Denmark design center in December 2002 and the consolidation of our research and development activities into our California and United Kingdom locations. This restructuring activity will result in a reduction of our research and development workforce of 57 employees by the end of the fiscal 2003.

        Sales and Marketing.    Sales and marketing expenses for the second quarter of fiscal 2003 were $3.9 million and for the first six months of fiscal 2003 were $7.1 million compared to $4.1 million and $8.4 million for the comparable periods in fiscal 2002. The decrease in sales and marketing expenses for both periods was primarily due to lower spending on third party software development tools, as we deferred spending on MIPS compatible development tools such as compilers, debuggers, probes and operating systems. We expect that our sales and marketing expenses will vary from period to period driven primarily by attainment of specified milestones by third party tools providers.

        General and Administrative.    General and administrative expenses for the second quarter of fiscal 2003 were $2.0 million and for the first six months of fiscal 2003 were $3.8 million compared to $1.9 million and $3.6 million for the comparable periods in fiscal 2002. The increase in general and administrative expenses primarily reflects an increase in our directors and officers insurance rates compared to the prior year.

        Acquired In-Process Research and Development.    In July 2002, we completed the acquisition of Algorithmics Limited, a United Kingdom-based tool chain company, and an affiliated company, DFS3 Limited, for cash and stock consideration. We recorded a charge of $394,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores, and we recorded a charge of $1.7 million for purchased in-process research and development expenses upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        Restructuring.    In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. In addition, we implemented plans to eliminate 67 regular positions or about 30% of our global workforce by the end of fiscal 2003 across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in the second quarter of fiscal 2003 of approximately $7.6 million. The restructuring charge includes approximately $3.3 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $174,000 in legal and other costs. These costs and activities are accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

        A summary of restructuring activities follows below (in thousands). The balance of each category presented was zero as of October 1, 2002.

	Restructuring Charges	Cash	Non-cash	Balance December 31, 2002
Severance	$3,329	$(1,258)	$—	$2,071
Facilities	1,653	(32)	—	1,621
Intangible asset write-off	1,191	—	(1,191)	—
Other asset write-off	1,287	—	(1,287)	—
Other costs	174	(43)	—	131

Total	$7,634	$(1,333)	$(2,478)	$3,823

        Our restructuring plans included vacating the facilities at our Denmark design center. The $1.7 million estimated charge for vacating this facility is comprised of our future obligations of $6.4 million under the facility operating lease expiring on March 2010, partially offset by estimated sublease income of approximately $4.7 million. The sublease income assumption we have made with respect to the Denmark facility is based on current and expected real estate market conditions in nearby Copenhagen, Denmark, and necessarily entail a high level of management judgment. These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. As a result, in future periods, we may be required to record significant additional charges or reverse currently accrued amounts.

        As part of our restructuring plan, we decided to reduce our investment in research and development, and we revised our product plans. We determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge of $1.2 million for the remaining value of this intangible asset.

        Other assets written off include leasehold improvements and computer aided design software related to vacating the Denmark facilities. Other costs are composed primarily of legal fees and other restructuring costs.

        As of December 31, 2002, the remaining restructuring cost accrual was $3.8 million. The severance and benefit costs associated with 12 of the positions eliminated were paid as of December 31, 2002. The remaining severance of $2.1 million related to the other 55 positions eliminated is expected to be paid through April 2003. The operating lease accrual, net of estimated sublease income, is made up of lease payments to be paid through March 2010. Actual future cash requirements may differ materially from the amount accrued at December 31, 2002, particularly if actual sublease income differs significantly from current estimates.

        Other Income (Expense), Net.    Other income (expense), net, for the second quarter of fiscal 2003 was a net expense of $916,000 and for the first six months of fiscal 2003 was a net expense of $261,000 compared to net income of $826,000 and $1.9 million for the comparable periods in fiscal 2002. We recorded an impairment charge of $1.4 million in the second quarter of fiscal 2003 as we wrote off the full value of our investment in Lexra, Inc. This expense was offset in part by other income of $498,000, primarily from interest income. Additionally, there was a decrease in other income for both periods primarily due to a decline in interest income resulting from lower interest rates and lower investment balances.

        Income Taxes.    We recorded a tax provision of $856,000 for the second quarter and first six months of fiscal 2003 compared to an income tax benefit of $196,000 and $399,000 for the same periods in fiscal 2002. The estimated annual effective tax rate for the second quarter and first six months of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which no current benefit is available and to foreign income taxes. The estimated annual effective tax benefit for the second quarter of fiscal 2002 and the first six months of fiscal 2002 was lower than the applicable statutory rate primarily due to a recovery of previously paid U.S. income tax reduced by foreign income taxes.

Financial Condition

        At December 31, 2002, we had cash and cash equivalents of $86.1 million and total working capital of $83.8 million.

        Our operating activities used net cash of $1.1 million for the six months ended December 31, 2002 compared to net cash used of $9.1 million for the comparable period in the prior year. During the six-month period ended December 31, 2002, the amount of our net loss was partially offset by non-cash expenses such as depreciation and amortization and the write-off of the full value of our investment in Lexra, Inc., as well as restructuring costs, and a decrease in accounts receivable and an increase in accruals. The decrease in accounts receivable was the result of our completing fewer licensing agreements near the end of the second quarter in fiscal 2003. The increase in accruals was primarily due to accrued restructuring costs, which are expected to be funded by available cash, and could result in cash expenditures through March 2010, the termination of our Denmark facility lease.

        During the six-month period ended December 31, 2001, net cash used by operating activities consisted mainly of our net loss, including a one-time in-process research and development charge and a restructuring charge, combined with a net increase in other assets and a decrease in accruals, offset by depreciation. The net increase in other assets pertained to the acquisition of long-term license of computer aided design tools. The decrease in accruals was primarily due to a decrease in our tax provision resulting from estimated payments and the rate of tax benefit for the first six months of fiscal 2002.

        Net cash used in investing activities was $4.1 million for the six months ended December 31, 2002 compared to $4.3 million for the comparable period in the prior year. Net cash used in investing activities during the six-month period ended December 31, 2002 included purchases and maturities of short-term investments as well as purchases of equipment and computer aided design tools used in our development activities and the acquisition of Algorithmics, Ltd., in addition to the purchase of patents and patent applications and the final payment related to purchases of intangible assets from Lexra, Inc. in December 2001. Net cash used in investing activities for the six-month period ended December 31, 2001 represents equipment purchases and licensing of computer aided design tools used in our development activities, as well as the purchase of intangible assets from and an equity interest in Lexra, Inc. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer aided design tools used in development.

        Net cash provided by financing activities was $265,000 for the six months ended December 31, 2002 compared to net cash provided by financing activities of $842,000 for the comparable period in the prior year. Net cash provided by financing activities during the six-month period ended December 31, 2002 was attributable to purchases under our employee stock plans offset in part by the repayment of a loan, which was assumed in connection with the Algorithmics Ltd. acquisition. Net cash provided in the six-month period ended December 31, 2001 resulted primarily from purchases under our employee stock plans.

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

        It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. In that event, the price of our common stock may fall. Factors that could cause our revenue and operating results to vary from quarter to quarter include:

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

        We may not experience growth in our contract revenue.    A significant portion of our total revenues is generated by license fees paid for access to our technology and engineering service fees, and these contract revenues have represented an increasingly greater percentage of total revenue in recent years. In past quarters, we have experienced a decline in contract revenue. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether or when contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period.

        We depend on design wins to expand our revenue base.    In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties have declined substantially and are now insignificant. Our ability to generate non-Nintendo royalty revenues is uncertain and will depend in large part on whether our processors and related designs are selected by our licensees and their customers for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

        We depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.    Our success in achieving design wins with our customers does not assure us of future revenue, as our revenue from these customers depends on our receipt of royalties from the sales of products that use our technology. Frequently, these sales are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Our success is linked to the success of our licensees and, in the case of our semiconductor company licensees, the success of their customers. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

  •
  changes in customer requirements and preferences; and

  •
  the introduction of products by our competitors embodying new technologies or features.

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

        Our failure to adequately address these risks could render our existing processor, core and related designs obsolete and adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue sufficient to cover or in excess of the costs of development.

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

        We may also make investments in other companies, particularly private companies, such as the investment we made in Lexra, Inc. in the second quarter of fiscal 2002, where we feel these investments offer strategic opportunities. These investments tend to be inherently risky because the companies are frequently in the development stage and depend on future third party investments to finance their operations. If the companies in which we invest do not secure the requisite financing or secure it at a lower enterprise valuation than was in effect when we invested, we may be required to take an impairment charge to reduce the carrying value of our investment, such as the impairment charge of $1.4 million we recorded in the second quarter of fiscal 2003 for the total value of an investment in Lexra, Inc.

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In both the first and second quarters of fiscal 2003 and the second quarter of fiscal 2002, we acquired certain core and developed technologies and patent and patent applications, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. As a result of our adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the second quarter of fiscal 2003, we recorded an impairment charge of $1.2 million for purchased developed technology acquired in December 2001. In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. While we do not currently expect to record additional long-lived assets impairment charges, we cannot be sure that we will not be required to do so in the future.

        We may incur additional restructuring charges in the future, which could harm our results of operations.    In the second quarter of fiscal 2003, we closed our Denmark design center and reorganized our sales and marketing functions, which resulted in our recording of a restructuring charge of $7.6 million in the second quarter of fiscal 2003. If, as a result of changes in rental property market conditions, we determine that the facilities restructuring accrual is insufficient, we would be required to take an additional charge, which would harm our results of operations. We cannot assure you this restructuring of our operations will be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. Further, recent accounting pronouncements may affect the timing of recording any future restructuring costs as well as the amounts recorded. These restructuring charges could harm our results of operations.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  We held our Annual Meeting of Stockholders on November 13, 2002. Proxies for the meeting were solicited pursuant to Regulation 14A.

  (b)
  The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated.

  (1)
  Holders of Class A common stock voted to elect one Class A director to serve for a three-year term as follows:

	For	Against	Withheld	Non-Vote
Anthony B. Holbrook	10,805,711	—	2,466,613	—
    (2)
    Holders of Class B common stock voted to elect one Class B director to serve for a three-year term and one Class B director to serve for a two-year term as follows:

	For	Against	Withheld	Non-Vote
John E. Bourgoin	18,579,463	—	2,903,593	—
Kenneth L. Coleman	18,276,174	—	3,206,882	—
    (3)
    Holders of Class A common stock and Class B common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2003 as follows:

For	Against	Withheld	Non-Vote
33,907,579	822,403	25,398	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

  10.8
  The 1998 Long-Term Incentive Plan, as amended.

  99.1
  Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)
  Reports on Form 8-K

    None.

ITEMS 1, 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation
By:	/s/ KEVIN C. EICHLER Kevin C. Eichler
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 12, 2003

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

Date: February 12, 2003	By:	/s/ JOHN E. BOURGOIN John E. Bourgoin President and Chief Executive Officer, MIPS Technologies, Inc.

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

Date: February 12, 2003	By:	/s/ KEVIN C. EICHLER Kevin C. Eichler Vice President and Chief Financial Officer, MIPS Technologies, Inc.

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (In thousands)
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) (In thousands, except per share data)
MIPS TECHNOLOGIES, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (In thousands)
MIPS TECHNOLOGIES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
FORM 10-Q CERTIFICATION