Form 10-Q
period 2003-03-31
MIPS TECHNOLOGIES INC
filed 2003-05-12
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Registrants telephone number, including area code: (650) 567-5000

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

As of April 30, 2003, the number of outstanding shares of the Registrant’s Class A common stock, $.001 par value, was 15,499,010.  As of April 30, 2003, the number of outstanding shares of the Registrant’s Class B common stock, $.001 par value, was 25,057,715.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2003	June 30, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,051	$90,712
Short-term investments	11,475	5,000
Accounts receivable	2,880	6,046
Prepaid expenses and other current assets	4,861	9,883
Total current assets	95,267	111,641
Equipment and furniture, net	5,055	7,481
Intangible assets, net	3,926	4,301
Other assets	3,852	5,565
	$108,100	$128,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$539	$1,203
Accrued liabilities	10,330	8,979
Deferred revenue	2,369	2,911
Total current liabilities	13,238	13,093

Stockholders’ equity:
Common stock	40	39
Additional paid-in capital	179,656	177,253
Accumulated other comprehensive income	487	229
Deferred compensation	(1,497)	—
Accumulated deficit	(83,824)	(61,626)
Total stockholders’ equity	94,862	115,895
	$108,100	$128,988

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Revenue:
Royalties	$4,336	$4,135	$12,002	$13,580
Contract revenue	5,141	8,607	17,295	23,635
Total revenue	9,477	12,742	29,297	37,215
Costs and expenses:
Cost of contract revenue	—	—	250	250
Research and development	7,636	8,446	25,250	25,315
Sales and marketing	3,403	4,916	10,505	13,270
General and administrative	2,321	1,948	6,167	5,506
Acquired in-process research and development	—	—	394	1,737
Restructuring	(16)	—	7,618	437
Total costs and expenses	13,344	15,310	50,184	46,515
Operating loss	(3,867)	(2,568)	(20,887)	(9,300)
Other income (expense), net	249	510	(12)	2,415
Loss before income taxes	(3,618)	(2,058)	(20,899)	(6,885)
Provision (benefit) for income taxes	443	(380)	1,299	(780)
Net loss	$(4,061)	$(1,678)	$(22,198)	$(6,105)

Net loss per basic and diluted share	$(0.10)	$(0.04)	$(0.56)	$(0.16)

Shares used in computing net loss per basic and diluted share	39,530	39,014	39,384	38,969

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2003	2002

Operating activities:
Net loss	$(22,198)	$(6,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,216	3,924
Restructuring costs	2,415	—
Write-off of investment in privately-held company — Lexra, Inc.	1,414	—
Acquired in-process research and development	394	—
Other non-cash charges	1,048	399
Changes in operating assets and liabilities:
Accounts receivable	3,223	876
Accounts payable	(694)	(2,716)
Other assets and liabilities, net	6,935	(8,445)
Net cash used in operating activities	(4,247)	(12,067)

Investing activities:
Purchases of short-term investments	(16,475)	(39,375)
Maturities of short-term investments	10,000	20,000
Capital expenditures	(1,209)	(2,528)
Purchases of intangible assets	(1,100)	(3,750)
Purchase of investment in privately-held company — Lexra, Inc.	—	(1,414)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	(1,265)	—
Payment related to purchase of intangible assets in a prior period	(900)	—
Net cash used in investing activities	(10,949)	(27,067)

Financing activities:
Net proceeds from issuance of common stock	567	842
Loan repayment	(302)	—
Net cash provided by financing activities	265	842
Foreign currency translation adjustment	270	195
Net decrease in cash and cash equivalents	(14,661)	(38,097)
Cash and cash equivalents, beginning of period	90,712	116,520
Cash and cash equivalents, end of period	$76,051	$78,423

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2002 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2002, included in our 2002 Annual Report on Form 10-K.

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

Revenue Recognition.  We derive revenue from fees for the transfer of proven and reusable intellectual property components or the performance of engineering services.  We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee.  Generally, these payments include a nonrefundable technology license fee, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones.  In addition, these agreements also include royalty payments, which are payable upon sale of a licensee’s product, and maintenance and limited support fees.  We classify all revenue that involves the sale of a licensee’s products as royalty revenue.  Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components (i.e., in the quarter following the sale of licensed product by the licensee).  We classify all revenue that does not involve the sale of a licensee’s products, primarily license fees and engineering service fees and maintenance and support fees, as contract revenue.  License fees are recognized upon the execution of the license agreement and transfer of intellectual property, provided no further significant performance obligations exist and collectibility is deemed probable.

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

Cash and Cash Equivalents and Short-term Investments.  Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of ninety days or less at the time of acquisition.  Short-term investments consist mainly of financial instruments that have original maturities of one year or less at the time of original acquisition.  The fair values of cash and cash equivalents and short-term investments approximated their cost at March 31, 2003 and June 30, 2002.

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

             Employee Stock Option Plans

We have elected to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for our employee stock options to purchase MIPS’ common stock.  Under APB 25, no compensation expense is recognized in our financial statements except in connection with the granting of restricted stock for nominal consideration and unless the exercise price of the employee stock options is less than the market price of the underlying stock on the date of grant.

Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by Statement of Financial Accounting Standards (SFAS) No. 123.  For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

Our pro forma information is as follows for the three-month and nine-month periods ending March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net income (loss), as reported	$(4,061)	$(1,678)	$(22,198)	$(6,105)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	160	—	428	—
Deduct: Total stock-based employee compensation expense (benefit) determined under fair value method, net of tax related effects	5,054	4,494	18,621	18,588
Proforma net income (loss)	$(8,955)	$(6,172)	$(40,391)	$(24,693)
Basic net income (loss) per share:
As reported	$(0.10)	$(0.04)	$(0.56)	$(0.16)
Pro forma	$(0.23)	$(0.16)	$(1.03)	$(0.63)
Diluted net income (loss) per share:
As reported	$(0.10)	$(0.04)	$(0.56)	$(0.16)
Pro forma	$(0.23)	$(0.16)	$(1.03)	$(0.63)

Note 2.  Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(4,061)	$(1,678)	$(22,198)	$(6,105)
Denominator:
Weighted-average shares of common stock outstanding	40,055	39,039	39,876	38,995
Less: Weighted-average shares subject to repurchase	(525)	(25)	(492)	(26)
Shares used in computing net loss per basic and diluted share	39,530	39,014	39,384	38,969
Net loss per basic and diluted share	$(0.10)	$(0.04)	$(0.56)	$(0.16)

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.  Total comprehensive loss for the first nine months of fiscal 2003 was $21.9 million and total comprehensive loss for the comparable period in the prior year was $5.9 million.

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

Note 5.  Purchased Intangible Assets

All of our purchased intangible assets, except goodwill, are subject to amortization.  Purchased intangible assets subject to amortization consisted of the following as of March 31, 2003 and June 30, 2002 (in thousands):

	March 31, 2003			June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Developed technology	$86	$(29)	$57	$1,716	$(286)	$1,430
Core/patent technology	4,185	(564)	3,621	2,924	(209)	2,715
Other	—	—	—	156	—	156
Purchased intangible assets	$4,271	$(593)	$3,678	$4,796	$(495)	$4,301

During the second quarter of fiscal 2002, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores.  We recorded a valuation of $1.7 million for developed technology and $2.9 million for core technology.

During the second quarter of fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million.

During the second quarter of fiscal 2003, as part of our restructuring activities discussed in Note 6, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge of approximately $1.2 million, the remaining value of this asset.

Our intangible assets are being amortized over their useful lives, which range between two and ten years.  Amortization expense related to purchased intangible assets was $148,000 for the three months ended March 31, 2003 and was $247,000 for the comparable period in fiscal 2002.  Amortization expense related to purchased intangible assets was $622,000 for the first nine months of fiscal 2003 and was $247,000 for the comparable period in fiscal 2002.

The estimated future amortization expense of existing purchased intangible assets is approximately $148,000, $593,000,

$553,000, $550,000 and $550,000 for the remaining three months of fiscal year 2003 and for fiscal years 2004, 2005, 2006 and 2007, respectively, and approximately $1.3 million for years following fiscal 2007 until fiscal 2013.

Note 6.  Restructuring Charge

In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom.  In addition, we implemented plans to eliminate 67 regular positions or about 30% of our global workforce by the end of fiscal 2003 across all functions with the objective of reducing our operating expenses.  These actions resulted in a restructuring charge in the second quarter of fiscal 2003 of approximately $7.6 million. The restructuring charge included approximately $3.3 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $174,000 in legal and other costs.  These costs and activities were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

A summary of restructuring activities as of March 31, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Cash charges	(1,258)	(32)	—	—	(43)	(1,333)
Non-cash charges	—	—	(1,191)	(1,287)	—	(2,478)

Balance at December 31, 2002	2,071	1,621	—	—	131	3,823
Adjustments	(140)	—	—	34	90	(16)
Cash charges	(1,411)	(67)	—	—	(141)	(1,619)
Non-cash charges	130	(185)	—	(6)	125	64

Balance at March 31, 2003	$650	$1,369	$—	$28	$205	$2,252

The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March, 2010, partially offset by estimated sublease income of approximately  $4.7 million.  The sublease income estimates we have made with respect to the Denmark facility are based on current and expected real estate market conditions in nearby Copenhagen, Denmark, and necessarily entails a high level of management judgment.  These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties.  We may be required to record significant additional charges or reverse currently accrued amounts in future periods if our actual experience in subleasing our Denmark facility is not consistent with our assumptions.

As part of our restructuring plan, we decided to reduce our investment in research and development, and we revised our product development plans.  We determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge of  $1.2 million for the remaining value of this intangible asset in the second quarter of fiscal 2003.

Other assets written off as a part of the restructuring during the second quarter of fiscal 2003 included leasehold improvements and computer aided design software related to the Denmark facilities.  Other costs are composed primarily of legal fees and other restructuring costs.

As of March 31, 2003, the remaining restructuring cost accrual was $2.3 million.  The severance and benefit costs associated with 12 of the positions eliminated were paid as of December 31, 2002.  The remaining severance as of March 31, 2003 of $650,000 related to the other 55 positions eliminated was paid as of April 2003.  The operating lease accrual, net of estimated sublease income, is made up of lease payments to be paid through March 2010.  Actual future cash requirements may differ materially from the amounts accrued at March 31, 2003, particularly if actual sublease income differs significantly from current estimates.

In the third fiscal quarter of fiscal 2003, we decreased the restructuring charge by a net amount of $16,000.  The decrease was primarily due to lower employee benefit costs than originally anticipated, offset by an increase in other costs such as accounting and third party service fees and an increase in asset write-offs.

Note 7.  Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities effective for exit or disposal activities initiated after December 31, 2002.  This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. Under SFAS No. 146 companies will record exit or disposal costs when they are “incurred” and can be measured at fair value, rather than when a commitment is made to an exit or disposal plan

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.  SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002.  Our disclosure under SFAS No. 148 is included in Note 7.  We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, to account for employee stock options.

In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee.  The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002.  The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.  We currently do not have guarantees required to be disclosed under FIN 45 although we do have indemnification provisions in our license agreements for which no liability has been accrued.  We do not expect the adoption of FIN 45 will have a material impact on our financial position, results of operation, or cash flow.

In January 2003, the FASB issued Financial Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.  FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003.  We do not expect the adoption of FIN 46 will have a material effect on our operations results or financial condition.

Note 8.  Subsequent Event

On April 30, 2003, in connection with the closure of our Denmark design center, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG,  through which we conducted our operations in Denmark, terminated the employment of 55 employees. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup Denmark. Subsequently, 13 of these employees have agreed to withdraw their claims. The remaining 32 employees of MIPS AG held, on the termination date, options to purchase an aggregate of 724,830 shares of our Class A common stock, of which options to purchase 413,552 shares were vested as of the termination date and 311,728 were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which options expired on or within three months of the termination date.  As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our Class A common stock shares over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option.

Our Swiss subsidiary intends to defend itself vigorously in these matters.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. These forward-looking statements within this Quarterly Report on Form 10-Q are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

Accrued Facilities Restructuring Costs.  In October 2002, we implemented plans to restructure our company that included exiting our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring.  Among other things, the anticipated costs included lease charges that were based on assumptions about future rental income that might be received on the property we vacated.  If, in the future, it is determined that we have over-accrued for restructuring charges, the reversal of such over-accrual would have a favorable impact on our financial statements in the period this was determined and would be recorded as a credit to restructuring costs.  Conversely, if it is determined that our accrual is insufficient, an additional charge would have an unfavorable impact on our financial statements in the period this was determined.

For a discussion of our other critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2002.

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

We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis.

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

Total revenue for the third quarter of fiscal 2003 was $9.5 million and for the first nine months of fiscal 2003 was $29.3 million compared to $12.7 million and $37.2 million for the comparable periods in fiscal 2002.  Royalties for the third quarter of fiscal 2003 were $4.3 million and for the first nine months of fiscal 2003 were $12.0 million compared to $4.1 million and $13.6 million for the comparable periods in fiscal 2002.  The increase in royalties in the third quarter was due primarily to an increase in the number of new customers shipping products incorporating our technology. The decrease in royalties in the nine-month period was due to lower royalties derived from sales of Nintendo products, which continue to decline and have been insignificant in fiscal 2003.  Contract revenues for the third quarter of fiscal 2003 were $5.1 million and for the first nine months of fiscal 2003 were $17.3 million compared to $8.6 million and $23.6 million for the same periods in fiscal 2002. The decrease in contract revenues in both periods resulted from our completing only four new license agreements in the third quarter of fiscal 2003 and ten new agreements in the first nine months of fiscal 2003 compared to eight and twenty-four agreements in the same periods in 2002.  In addition, these agreements were generally lower in value due to a shift in demand towards our 32-bit core designs than in the corresponding periods in fiscal 2002.  We continue to experience a longer sales cycle compared to the comparable periods in fiscal 2002, which we believe is due to our customers lengthening their decision making process in response to current economic conditions. The amount of engineering service fees recognized in the third quarter and first nine months of fiscal 2003 increased compared to the same periods in the prior year as a result of more project milestones being completed. We expect that contract revenue will be greater than 50% of our total revenue for the fiscal year ending June 30, 2003.

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

Cost of contract revenue for the third quarter of both fiscal 2003 and fiscal 2002 was zero and for both the first nine months of fiscal 2003 and fiscal 2002 were $250,000.  We expect that in future periods cost of contract revenue will continue to be immaterial.

Research and Development.  Costs incurred with respect to technology we develop internally and engineering services we perform which are not directly related to any particular licensee, license agreement or license fee are recorded as research and development expense.

Research and development expenses for the third quarter of fiscal 2003 were $7.6 million and for the first nine months of fiscal 2003 were $25.3 million compared with research and development expenses of $8.4 million and $25.3 million for the comparable periods in fiscal 2002.  The decrease in research and development expenses was primarily a result of the closure of our Denmark design center in December 2002 and the consolidation of our research and development activities into our California and United Kingdom locations.   These restructuring activities resulted in a reduction of 57 employees in our research and development workforce.

Sales and Marketing.  Sales and marketing expenses for the third quarter of fiscal 2003 were $3.4 million and for the first nine months of fiscal 2003 were $10.5 million compared to $4.9 million and $13.3 million for the comparable periods in fiscal 2002. The decrease in sales and marketing expenses for both periods was primarily due to lower spending on third party software development tools, as we deferred spending on MIPS compatible development tools such as compilers, debuggers, probes and operating systems.  We expect that our sales and marketing expenses will vary from period to period as a result of third party tools providers attaining specified milestones that trigger our contractual payment obligations.

General and Administrative.  General and administrative expenses for the third quarter of fiscal 2003 were $2.3 million and for the first nine months of fiscal 2003 were $6.2 million compared to $1.9 million and $5.5 million for the comparable periods in fiscal 2002. The increase in general and administrative expenses primarily reflects an increase in our directors and officers insurance rates compared to the prior year.

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

Restructuring.  In the second quarter of fiscal 2003, we closed our Denmark design center and consolidated our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom.  In addition, we implemented plans to eliminate 67 regular positions or about 30% of our global workforce by the end of fiscal 2003 across all functions with the objective of reducing our operating expenses.  These actions resulted in a restructuring charge in the second quarter of fiscal 2003 of approximately $7.6 million. The restructuring charge included approximately $3.3 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $174,000 in legal and other costs.  These costs and activities were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.

A summary of restructuring activities as of March 31, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Cash charges	(1,258)	(32)	—	—	(43)	(1,333)
Non-cash charges	—	—	(1,191)	(1,287)	—	(2,478)

Balance at December 31, 2002	2,071	1,621	—	—	131	3,823
Adjustments	(140)	—	—	34	90	(16)
Cash charges	(1,411)	(67)	—	—	(141)	(1,619)
Non-cash charges	130	(185)	—	(6)	125	64

Balance at March 31, 2003	$650	$1,369	$—	$28	$205	$2,252

The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March, 2010, partially offset by estimated sublease income of approximately  $4.7 million.  The sublease income estimates we have made with respect to the Denmark facility are based on current and expected real estate market conditions in nearby Copenhagen, Denmark, and necessarily entails a high level of management judgment.  These market conditions can fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties.  We may be required to record significant additional charges or reverse currently accrued amounts in future periods if our actual experience in subleasing our Denmark facility is not consistent with our assumptions.

As part of our restructuring plan, we decided to reduce our investment in research and development, and we revised our product development plans.  We determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and recorded an impairment charge of  $1.2 million for the remaining value of this intangible asset in the second quarter of fiscal 2003.

Other assets written off as a part of the restructuring during the second quarter of fiscal 2003 included leasehold improvements and computer aided design software related to the Denmark facilities.  Other costs are composed primarily of legal fees and other restructuring costs.

As of March 31, 2003, the remaining restructuring cost accrual was $2.3 million.  The severance and benefit costs associated with 12 of the positions eliminated were paid as of December 31, 2002.  The remaining severance as of March 31, 2003 of $650,000 related to the other 55 positions eliminated was  paid as of April 2003.  The operating lease accrual, net of estimated sublease income, is made up of lease payments to be paid through March 2010.  Actual future cash requirements may differ materially from the amounts accrued at March 31, 2003, particularly if actual sublease income differs significantly from current estimates.

In the third fiscal quarter of fiscal 2003, we decreased the restructuring charge by a net amount of $16,000.  The decrease was primarily due to lower employee benefit costs than originally anticipated, offset by an increase in other costs such as accounting and third party service fees and an increase in asset write-offs.

Other Income (Expense), Net.  Other income (expense), net, for the third quarter of fiscal 2003 was net income of $249,000 and for the first nine months of fiscal 2003 was a net expense of $12,000 compared to net income of $510,000 and  $2.4 million for the comparable periods in fiscal 2002. The decrease in other income for both periods was primarily due to a decline in interest income resulting from lower interest rates and lower investment balances.  Additionally, we recorded an impairment charge of $1.4 million in the second quarter of fiscal 2003 as we wrote off the full value of our investment in Lexra, Inc.

Income Taxes.  We recorded an income tax provision of $443,000 for the third quarter of fiscal 2003 and $1.3 million for the first nine months of fiscal 2003 compared to an income tax benefit of $380,000 and $780,000 for the same periods in fiscal 2002. The estimated annual effective tax rate for the third quarter and first nine months of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which no current benefit is available and to foreign income taxes.  The estimated annual effective tax benefit for the third quarter of fiscal 2002 and the first nine months of fiscal 2002 was lower than the applicable statutory rate primarily due to a recovery of previously paid U.S. income tax reduced by foreign income taxes.

Financial Condition

At March 31, 2003, we had cash and cash equivalents of $76.1 million and total working capital of $82.0 million.

Our operating activities used net cash of $4.2 million for the nine months ended March 31, 2003 compared to net cash used of $12.1 million for the comparable period in the prior year.  During the nine-month period ended March 31, 2003, the amount of our net loss was partially offset by non-cash expenses such as depreciation and amortization and the write-off of the full value of our investment in Lexra, Inc., as well as restructuring costs. Decreases in accounts receivable and prepaids and other assets, and an increase in our accruals further offset our net loss.    The decrease in accounts receivable was the result of our completing fewer licensing agreements near the end of the third quarter in fiscal 2003.  The decrease in prepaids and other assets is due to the receipt of an income tax receivable, a valuation allowance placed against our deferred tax assets, and annual amortization of prepaid insurance.  The increase in accruals was primarily due to accrued restructuring costs, which are expected to be funded by available cash, and could result in cash expenditures through March 2010, the termination of our Denmark facility lease.

During the nine-month period ended March 31, 2002, net cash used by operating activities consisted mainly of our net loss, including a  restructuring charge, combined with a net increase in other assets and a decrease in accounts payable and accruals, partially offset by depreciation.  The net increase in other assets pertained to the acquisition of long-term license of computer aided design tools.  The decrease in accounts payable was due to the timing of asset purchases and related payments.  The decrease in accruals was primarily due to a decrease in our tax provision resulting from estimated payments and the rate of tax benefit for the first nine months of fiscal 2002.

Net cash used in investing activities was $10.9 million for the nine months ended March 31, 2003 compared to $27.1 million for the comparable period in the prior year.  Net cash used in investing activities during the nine-month period ended March 31, 2003 included purchases and maturities of short-term investments as well as purchases of equipment and computer aided design tools used in our development activities and the acquisition of Algorithmics, Ltd., in addition to the purchase of patents and patent applications and the final payment related to purchases of intangible assets from Lexra, Inc. in December 2001. Net cash used in investing activities for the nine-month period ended March 31, 2002 included purchases and maturities of short-term investments as well as purchases of equipment and computer aided design tools used in development, as well as the purchase of intangible assets from and an equity interest in Lexra, Inc. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer aided design tools used in development.

Net cash provided by financing activities was $265,000 for the nine months ended March 31, 2003 compared to $842,000 for the comparable period in the prior year.  Net cash provided by financing activities during the nine-month period ended March 31, 2003 was attributable to purchases under our employee stock plans offset in part by the repayment of a loan, which was assumed in connection with the Algorithmics Ltd. acquisition. Net cash provided in the nine-month period ended March 31, 2002 resulted primarily from purchases under our employee stock plans.

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

•                            diversion of management’s attention;

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

We cannot assure you that any of our patent applications will be approved or that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.  Significant litigation regarding intellectual property rights exists in our industry.  We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with use of our technology.  Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements.  These royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all.  A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

We depend on our key personnel to succeed.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace.   We cannot assure you that we will retain our key officers and employees.   Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.  The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could make it difficult to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition.  In addition, our restructurings and the effects on our business of the ongoing economic slowdown may have an adverse effect on employee morale and creates concern among existing employees about job security and, as a result, key employees may be more likely to seek other employment opportunities.

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

ITEM 4.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)        Evaluation of Disclosure Controls and Procedures. Regulations under the Securities Exchange Act of 1934 require public companies to maintain “disclosure controls and procedures,” which are defined to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Our chief executive officer and our chief financial officer, based on their evaluation of the effectiveness of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

(b)        Changes in Internal Controls. There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls subsequent to the evaluation date referred to above.

(c)        Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 30, 2003, in connection with the closure of our Denmark design center, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG,  through which we conducted our operations in Denmark, terminated the employment of 55 employees. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup Denmark. Subsequently 13, of these employees have agreed to withdraw their claims. The remaining 32 employees of MIPS AG held, on the termination date, options to purchase an aggregate of 724,830 shares of our Class A common stock, of which options to purchase 413,552 shares were vested as of the termination date and 311,278 were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which options expired on or within three months of the termination date.  As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the atlernate, money damages equal to the difference between the excess of the trading price of our Class A common stock shares over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option.

Our Swiss subsidiary intends to defend itself vigorously in these matters.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

ITEMS  2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
a Delaware corporation

	By:	/s/ KEVIN C. EICHLER
Kevin C. Eichler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 9, 2003

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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ JOHN E. BOURGOIN
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

4.                                     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ KEVIN C. EICHLER
Kevin C. Eichler
Vice President and Chief Financial Officer,
MIPS Technologies, Inc.