Form 10-K
period 2003-06-30
MIPS TECHNOLOGIES INC
filed 2003-09-24
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

For the fiscal year ended June 30, 2003

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

Class A common stock, $.001 Par Value Per Share
Class B common stock, $.001 Par Value Per Share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2002) was approximately $15.9 million for the registrant's Class A common stock, $0.001 par value per share, and approximately $51.0 million for the registrant's Class B common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of Class A common stock or Class B common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of September 15, 2003, the number of outstanding shares of the registrant's Class A common stock, $0.001 par value, was 15,503,865 and the number of outstanding shares of the registrant's Class B common stock, par value $0.001, was 25,057,715.

        Documents incorporated by reference:

        Portions of the registrant's proxy statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1.    Business

General

        MIPS Technologies, Inc. is a leading developer of embedded processors and related intellectual property for use in performance-oriented markets such as digital entertainment, wired and wireless communications (including broadband access), office automation, security, and automotive markets. Our industry-standard designs are based on our 32-bit and 64-bit reduced instruction set computing, or RISC, architectures. We pioneered the development of a 64-bit RISC architecture, with a seamless upgrade capability from our 32-bit architecture. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions, or ASEs, core designs and other related intellectual property to semiconductor companies and system original equipment manufacturers, or system OEMs. Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 90 license agreements with more than 70 companies around the world offering more than 170 processor-based chips for the embedded market.

        The MIPS architecture, which originated more than twenty years ago, has remained at the forefront of the evolution of RISC processor implementations. Over that period, we have focused on supporting a central processing unit, or CPU, licensing strategy. When we were spun off from Silicon Graphics, Inc. in 1998, as a stand-alone embedded architecture and processor core licensing company, the MIPS architectures assumed an even more important position in the embedded market for system-on-a-chip, or SOC, products.

        Our primary target markets are digital and consumer applications, which include the emerging and evolving markets for digital entertainment, wired and wireless communications (including broadband access), office automation, security, and automotive where MIPS' technology can increase performance to power the user experience. We believe that our 32-bit and 64-bit processor designs are well suited for these applications due to the scalability, low power consumption and high performance of our RISC architecture and core implementations, and the cost and time-to-market advantages provided by our intellectual property. Our processor and core designs and related intellectual property have been incorporated into several key products in these markets, including:

  •
  digital set-top boxes from Motorola, Inc., Philips, Pioneer, Sony and Thomson and set-top box chips from ATI Technologies, Inc., Broadcom Corporation, NEC Electronics, Philips Semiconductors, Toshiba Corporation and Zoran Corp.;

  •
  digital televisions (DTV) from LG, Philips and Samsung and DTV chips from Zarlink Semiconductor and Zoran;

  •
  DVD players from Philips, Pioneer and Sony and DVD chips from ESS Technologies, Inc., Philips and Toshiba;

  •
  video game systems such as the Sony PlayStation 2;

  •
  laser printers from Hewlett Packard or HP;

  •
  automotive telematics chips from Toshiba;

  •
  broadband access devices from Netgear Inc., Pace, Sharp, Siemens, Thomson and Toshiba and chips from Brecis Communications Corp., Broadcom, Centillium Communications, Inc., Integrated Device Technologies, Inc. or IDT, Infineon Technologies, Marvell Semiconductor, NEC and Toshiba;

  •
  802.11 wireless networking devices from D-Link, LinkSys, Netgear, Proxim Corp. and Sony and chips from ADMtek Inc., Atheros Communications, Inc., Broadcom, IDT and Toshiba; and

  •
  network routers from Cisco Systems.

        MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our principal executive offices are located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000.

Industry Background

        Rapid advances in semiconductor technology have enabled the development of higher performance processors at lower cost. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, including a new generation of digital consumer and business products. Processors may be purchased individually and placed on a printed circuit board or they may be embedded into larger silicon chips. Improvements in semiconductor manufacturing processes have enabled the integration of entire systems onto a single integrated circuit to create complex system-on-a-chip solutions. In many cases, these system-on-a-chip solutions are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance processors and the development of system-on-a-chip technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for advanced digital consumer and business products.

        Embedded systems are broadly defined as microcontrollers, processors and cores plus related software incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. In the past, this market was dominated by low-cost 4-bit, 8-bit and 16-bit microcontrollers embedded primarily into low-cost, high-volume consumer products such as home appliances, facsimile machines, printers, telephone answering machines and various automobile systems. The use of higher performance 32-bit- and 64-bit processors was common in high-cost, low-volume applications such as telecommunications switching equipment and data networking routers. Although microcontrollers are adequate for basic system control functions, they lack the performance and bandwidth capabilities to implement some of today's advanced functions. Today, however, the price of 32-bit and 64-bit processors has decreased to the point where it is now cost-effective to embed these solutions into low-cost, high-volume digital consumer and business products.

        Digital consumer and business products that incorporate low-power and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include set-top boxes, digital video disks, broadband access devices such as cable and digital subscriber lines, or DSL, modems, video game consoles, processor-based smart cards, 802.11 wireless networking devices and home and office printers and multi-function peripherals. To meet the demands of the digital consumer and business products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third- party suppliers, such as us, in the form of processor cores and other functional blocks.

The MIPS Ecosystem

        Through the MIPS Ecosystem, which is a network of semiconductor manufacturing licensees, design support companies, and system OEMs, as well as third-party independent software, hardware and intellectual property vendors, we have an established infrastructure to support our architecture as a major standard platform for the embedded market.

        Our technology offerings focus on enabling cost-effective, power-efficient, and high-performance processors, cores and related designs for high-volume embedded applications. The MIPS RISC architecture is scalable over a broad range of applications and designed to allow semiconductor manufacturers to integrate their intellectual property into MIPS-based processors, cores and related embedded system designs to develop differentiated and innovative products for a variety of embedded applications within demanding time-to-market requirements. Products incorporating the MIPS architecture range from digital cameras and smart cards using processor cores with a die size of less than one square millimeter to high-performance set-top boxes and networking applications using processors with die sizes of over 100 square millimeters. In addition, while designed for high performance, our RISC-based architectures and cores are being incorporated in a number of low-power applications such as smart cards and digital cameras. The MIPS architecture is designed around upward compatible instruction sets that enable manufacturers developing products across multiple-price points and performance points to use common support tools and software and retain their investment in software across the entire range of performance.

        Licensees.    We have over 70 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS RISC processor architecture, processors, and cores. Our top ten customers based on aggregate contract revenue in the two-year period ended June 30, 2003, were ATI Technologies, Inc., Cirrus Logic Inc., Micronas, NASDA (National Space Development Agency of Japan), NEC Corporation, Oak Technology, which was recently acquired by Zoran, Sunplus Technology Company Ltd, Texas Instruments Incorporated, Toshiba Corporation and UMC (United Microelectronics Corporation).

        A number of our licensees, particularly our architecture licensees, have made significant investments in our technology and market development, which have resulted in the creation of multiple design teams around the world that are engaged in the development of MIPS-based processors. Together with our internal design team, nine design teams within our architecture licensees are designing with the MIPS architecture. Through our flexible approach to licensing our architectural intellectual property, our licensees and their associated design teams are able to design optimized semiconductor products for multiple segments of the embedded market resulting in what we believe is the broadest offering of RISC-based solutions in the world. In most cases, our licensees also add custom integration services and derivative design technologies to enhance our processor designs. Our licensees and their associated design teams have developed a broad portfolio of processors and standard products based on the MIPS RISC architecture as well as application specific extensions, some of which were developed by us or licensed back to us and offered to other licensees.

        In the past, we developed and licensed custom processor designs intended to address certain performance-oriented markets. However, due to limited demand for these customized cores and the significant investment required to create these designs, we plan to cease further internal development of custom processor designs by the end of September 2003.

        Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Chartered Semiconductor Manufacturing Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., and United Microelectronics Corporation and design service companies, such as Socle Technology Corporation and Cadence Methodology Services Corporation.

        System OEMs.    Products based on the MIPS RISC architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS RISC architecture, including Motorola Broadband set-top boxes, Sony PlayStation and PlayStation 2 video game systems, Minolta digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and our vertical market organization is focused on building brand awareness of the MIPS RISC architecture among system OEMs.

        Third-Party Independent Software, Hardware and Intellectual Property Vendors.    Our RISC architecture is further supported by a variety of third-party independent software, hardware and Intellectual Property vendors that provide operating systems and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs. Currently, these companies, including Green Hills Software and Wind River Systems, provide over 200 products in support of our RISC architecture. Popular operating systems compatible with our RISC architecture includes Cisco's IOS and Microsoft Windows CE.NET, Linux, and Wind River's VxWorks. This broad range of third-party support allows system OEMs to shorten the time required to design the MIPS processor technology into their products and get to market more quickly.

Markets and Applications

        We develop and license our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or "soft," cores, and intermediate representations with some process targeting called optimized cores. Synthesizable cores are more flexible and can be licensed to multiple customers and used in multiple applications. Synthesizable cores are delivered as high-level, process independent circuit descriptions, leaving the process implementation details to the licensee. These designs provide the greatest flexibility to semiconductor companies. The use of synthesizeable cores simplifies and expedites the task of porting a design to a specific manufacturing process. Implementation advantages of a new process technology can be quickly exploited using synthesizeable cores. Optimized cores may be generated using standard ASIC methodologies, including circuit synthesis and automatic place-and-route. The primary markets for the MIPS architecture are described below.

        Digital Consumer Products.    Together with our existing semiconductor licensees and their associated design teams, we seek to leverage our RISC architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products such as video game products, set-top boxes, digital video disks, broadband access devices such as cable and DSL modems, processor-based smart cards and 802.11 wireless networking devices. To date, MIPS RISC-based processors have been designed into many digital consumer products. Although revenue related to the Nintendo video game systems was insignificant by the end of fiscal 2002, we expect to continue to diversify our revenue sources and expect to continue to include new digital consumer applications, such as digital TV, digital set-top boxes, DSL and broadband access, which are experiencing significant growth.

          Set-Top Boxes.    As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32-bit and 64-bit processors and related designs. Key design wins in this market include Motorola Broadband Communications Sector's DCT5000, DCT2600 and DCT2500, Pioneer's Voyager 3000, and Scientific-Atlanta's Explorer digital set-top boxes.

          Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as users of personal computers with operating frequencies into the gigahertz range. Our licensees include Atheros, Broadcom, Centillium, IDT, Texas Instruments and others who are developing high performance, cost-effective integrated broadband solutions, and we have become a leading architecture for cable modems, feature-rich satellite boxes and ADSL modems.

          Automotive Products.    An important new automotive application, telematics, combines global positioning systems, or GPS, tracking technology with MIPS performance processors from companies such as NEC and Toshiba to create an in-dashboard central control and display capability in an increasing number of car models.

          Video Games.    Our key design wins in this market include the Sony PlayStation 2 and the Nintendo 64 video game systems.

          Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, DVD players, digital televisions, and digital cameras. Our licensees include Philips, Toshiba, Zarlink, Zoran and others. A rapidly growing new market is the smart card market, which is evolving from using 8-bit and 16-bit microcontroller technology to 32-bit processor-based designs allowing more flexible security algorithms through software implementations to improve security of critical data and applications.

        Business Products.    We and our licensees have developed solutions targeting broadband products for home offices, small offices and the enterprise and the other business applications discussed below.

          Office Automation Products.    MIPS-based processors are being used in high-end and mid-range office automation applications such as laser printers with products from Agilent, NEC, PMC-Sierra and Toshiba.

          Networking Equipment.    MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Nortel Networks, Lucent Technologies and Extreme Networks also use our architecture for their networking equipment.

Products

        We design, develop and license intellectual property for high-performance, low-power, cost-effective processors. Our architecture, processor and core technology, and other intellectual property enables our licensees to design and/or manufacture flexible, high-performance processors, cores and systems-on-a-chip for embedded systems within demanding time-to-market requirements. Through licensing and royalty-based arrangements with our licensees, we seek to strengthen the position of the MIPS architecture and proliferate our designs in embedded systems applications.

        Designs.    We currently provide flexible, modular processor and core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

          MIPS32 4K Cores.    The MIPS32 4Kc, MIPS32 4Km, MIPS32 4Kp, MIPS32 4KSd, MIPS32 4KEc, MIPS32 4KEm, MIPS32 4KEp and MIPS32 M4K processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. The MIPS32 4K core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

          The MIPS32 4KSd core was introduced in November 2002 to meet the demands of 32-bit smart card and related security applications. The high-performance, low-power, 4KSd core builds on our smart card expertise and the latest enhancements to the MIPS32 architecture to provide an advanced solution for a broad range of applications that require high levels of system security and performance. The 4KSd core, running at 200MHz, meets the high-performance requirements for emerging secure data markets and at lower frequencies provides the small size and low power consumption necessary for next generation smart cards. Applications for the new core include point-of-deployment security modules for set-top boxes, smart cards, secure data storage, and others where the protection of information from unwanted tampering is of critical importance. To date, the 4KSd core has been licensed to Gemplus, Philips and Sharp.

          MIPS64 5K Cores.    The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements and that also require the higher performance of a 64-bit core. The MIPS64 5Kc core design is available in synthesizable format, designed for easy integration with a wide variety of custom logic and peripherals.

          MIPS64 20K Cores.    The MIPS64 20Kc core gives semiconductor suppliers and OEMs high system performance for cost-and power-sensitive embedded applications such as multimedia home gateways, automotive telematics, networking and office automation. The 20Kc core has been licensed to Agilent and NEC. We also announced with Toshiba Corporation the joint development of a next-generation 64-bit microprocessor, the TX99, based on an enhanced MIPS core. The TX-99 microprocessor gives Toshiba its highest performance microprocessor for cost- and power-sensitive embedded applications such as automotive telematics, office automation, multimedia home gateways, digital consumer products and networking. Toshiba has announced TX-99 design wins in automotive telematics and office automation.

          In May 2003, we announced a restructuring plan that included the termination of the 20K development, subject to completion of certain on-going projects. Although we have ceased further internal development of our custom cores, we expect our licensees to ship products as they bring SOC's based on these products to market.

          MIPS32 24K Cores.    In June 2003, we announced the MIPS32 24K micro-architecture, the basis for the highest performance synthesizable embedded processor cores available for licensing. The 24K micro-architecture is the foundation for our next-generation of high-performance, synthesizable cores, and extends our leadership as the provider of industry-standard performance technology to semiconductor and system companies.

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

          MIPS16e ASE.    The MIPS16e ASE substantially reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e ASE is implemented in the MIPS32 4KE core family, the MIPS32 M4K core, the MIPS32 4KSd smart card core and the MIPS32 24K core family in design now.

          MIPS-3D ASE.    The MIPS-3D ASE dramatically increases geometry processing performance for MIPS64-based processors. The MIPS-3D ASE includes 13 new instructions to the MIPS64 floating point unit and provides up to 35 million polygons per second of geometry processing power in a 750 MHz MIPS64 20Kc implementation.

          SmartMIPS ASE.    The SmartMIPS ASE is available for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The SmartMIPS ASE is implemented in the MIPS32 4KSd smart card core.

Research and Development

        We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS RISC architecture and develop a broader line of processors and cores that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors, cores and software technology. We believe that this increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized processor architecture and application specific extensions to work within and around our RISC architecture to enhance and tailor the capabilities of our processor designs for specific applications.

        Our research and development expenses were $32.9 million in fiscal 2003, $34.0 million in fiscal 2002 and $33.9 million in fiscal 2001. At June 30, 2003, our research and development staff totaled 97 persons compared to 148 employees at June 30, 2002. This decline in employees is primarily due to the closure of our design center in Denmark at the end of December 2002 as part of a restructuring plan implemented during the second quarter of fiscal 2003. We conduct our research and development activities in our Mountain View, California headquarters location and in a development center near Cambridge, United Kingdom.

Sales and Marketing

        Our sales and marketing activities are focused principally on establishing and maintaining licensing arrangements with semiconductor companies and participating in marketing, sales and technical efforts directed to system OEMs. We generally license our RISC-based processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. The alliances we establish form a distribution channel and are an important element of our strategy to proliferate the MIPS RISC architecture as the standard in the embedded processor industry. In establishing these alliances, we seek to license our technology to those companies we believe can help us grow the overall market share of MIPS-based products through the use of their design capabilities, sales relationships, manufacturing expertise, applications knowledge or other capabilities. We presently have sales offices located at our headquarters in Mountain View, California, and in Japan, Taiwan, Germany and Israel.

        Although the precise terms of our contracts vary, they typically provide for technology license fees for developed, or currently available, technology or engineering service fees that relate to technology under development, which may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our contracts also provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

        For fiscal year 2003 and fiscal 2002, we had one customer, Toshiba Corporation that accounted for more than 10% of our total revenue. The revenue derived from Toshiba reflects technology license fees from new license agreements and royalties, a majority of which are related to processors used in the Sony

Playstation 2 computer entertainment system. For further discussion, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue." For financial information regarding revenue derived from our international licensees, see Note 18 of Notes to Consolidated Financial Statements.

Intellectual Property

        Our patents, copyrights, trademarks, trade secrets and other intellectual property rights are critical to our success, and we rely on a combination of patent, trademark, copyright, mask work and trade secret laws to protect our proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

        Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS-based clones. We intend to vigorously protect our intellectual property rights through litigation and other means. Since June 2002, we have licensed to five companies that had been using MIPS-based architectures, including Micronas, Sunplus and Zoran. However, there can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing unauthorized MIPS-based products.

        We own over 160 patents worldwide on various aspects of our technology, with expiration dates ranging from 2006 to 2021 on our U.S. patents. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

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

        In connection with our separation from Silicon Graphics in July 1998, we entered into arrangements with Silicon Graphics pursuant to which certain intellectual property was assigned to us, subject to the grant of a license to Silicon Graphics; certain intellectual property was retained by Silicon Graphics, subject to the grant of a license to us; and certain intellectual property was retained by Silicon Graphics without any ongoing interest to us. Prior to our separation from Silicon Graphics we benefited from our status as a division of Silicon Graphics in our access to the intellectual property of third parties through licensing arrangements or otherwise, and in the negotiation of the financial and other terms of any such arrangements. There can be no assurance that, as a stand-alone company, we will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future. In addition, in connection with any future intellectual property infringement claims, we will not have the benefit of asserting counterclaims based on Silicon Graphics' intellectual property portfolio, nor will we be able to provide licenses to Silicon Graphics' intellectual property in order to resolve such claims.

        MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS is a registered trademark, and MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, 4K, 4Kc, 4Km, 4Kp, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 5K, 5Kc, 5Kf, 20K, 20Kc, and 24K are trademarks of MIPS Technologies, Inc. This report also contains trademarks and registered trademarks of other companies.

Competition

        The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor markets are legacy software compatibility, performance, functionality, price, customizability and power consumption. Our customers seek a range of products that provide multiple price performance points to allow them to offer their own rich product lines.

        Our processors and cores compete with those of ARM Holdings plc, SuperH. Inc., Tensilica Incorporated, ARC International (UK) Limited, and Power PC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs.

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

Employees

        As of June 30, 2003, we had 149 employees. Of this total, 97 were in research and development, 36 were in sales and marketing and 16 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.    Properties

        Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

        We lease sales offices in Japan, Taiwan, Germany, and Israel and administrative office space in Switzerland. These leases are primarily on a year-to-year basis. We own the property for our Cambridge, United Kingdom development center with approximately 2,000 square feet of technical office space. In addition, we lease approximately 44,600 square feet of technical office space near Copenhagen, Denmark that formerly was occupied by our European-based development team. This building has been vacant since the closure of our operations in Denmark in December 2002. The lease will expire in July 2010. We are currently attempting to sublease this facility.

        We believe that these facilities are adequate to meet our current needs but that we may need to seek additional space in the future.

Item 3.    Legal Proceedings

        On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup Denmark. Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our Class A common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

        The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our Class A common stock shares over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option.

        Our Swiss subsidiary intends to defend itself vigorously in these matters. Presently, we are unable to assess the probability that this suit will result in a material loss to MIPS AG or us. There is considerable uncertainty in Danish law about the legal issues in dispute. Further, the amount of any loss would presumably depend on the future price of shares of our Class A common stock.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2003.

Item 4A.    Executive Officers of the Registrant.

        Our executive officers and their ages as of June 30, 2003, were as follows:

Name	Age	Position
John E. Bourgoin	57	Chief Executive Officer and President
Jack Browne	48	Vice President, Worldwide Sales
Sandy Creighton	50	Vice President, General Counsel and Secretary
Kevin C. Eichler	43	Vice President, Chief Financial Officer and Treasurer
Mervin S. Kato	50	Vice President, Finance and Corporate Controller
Victor Peng	43	Vice President, Engineering
G. Michael Uhler	50	Vice President, Chief Technology Officer

        John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin has served on our board of directors since May 1997.

        Jack Browne has served as our Vice President of Worldwide Sales since August 2002. Mr. Browne joined us in December 2001 as Director of Market Development. From May 2000 to December 2001, Mr. Browne served as Technical Marketing and Corporate Supplier Manager at Wyle Electronics, a semiconductor distributor company, which was subsequently acquired by Arrow Electronics, where he was responsible for growing their embedded processor, intellectual property and design services businesses. From October 1997 to April 2000, Mr. Browne was self-employed as a consultant working in the semiconductor industry.

        Sandy Creighton has served as our Vice President, General Counsel and Secretary since June 1998.

        Kevin C. Eichler has served as our Vice President, Chief Financial Officer and Treasurer since May 1998.

        Mervin S. Kato has served as our Vice President, Finance since May 2001 and as our Corporate Controller since May 1998.

        Victor Peng has served as our Vice President, Engineering since November 2000. From July 2000 to November 2000, Mr. Peng served as our Vice President, Engineering for High Performance Processors and from March 1998 to July 2000 was our Director of Engineering for the Ruby development program.

        G. Michael Uhler has served as our Chief Technology Officer since May 2003. From October 2001 to May 2003, Mr. Uhler served as our Vice President for Architecture and Software Products and from June 1998 to October 2001 served as Director, MIPS Architecture.

        There are no family relationships between any of our executive officers.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

        Our Class A common stock has been quoted on the Nasdaq National Market under the symbol "MIPS" since our initial public offering on June 30, 1998. Prior to that time, there was no public market for our common stock. Effective April 5, 1999 and in connection with our recapitalization, our common stock, as then quoted on the Nasdaq National Market, was redesignated as Class A common stock. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend of Class B common stock to its stockholders, and it has been quoted on the Nasdaq National Market under the symbol "MIPSB" since that time. Prior to this distribution, the Class B shares were not publicly traded. The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our Class A and Class B common stock on the Nasdaq National Market.

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2003
First Quarter	$5.88	$1.27	$5.47	$1.14
Second Quarter	$3.53	$1.36	$3.15	$1.27
Third Quarter	$3.39	$1.82	$3.16	$1.70
Fourth Quarter	$3.13	$1.86	$2.95	$1.76

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2002
First Quarter	$16.56	$6.28	$14.80	$5.90
Second Quarter	$11.16	$5.88	$10.34	$5.26
Third Quarter	$12.94	$6.77	$11.92	$6.00
Fourth Quarter	$8.01	$5.77	$7.57	$5.33

        As of September 15, 2003, there were approximately 63 stockholders of record of our Class A common stock and 4,560 stockholders of record of our Class B common stock. Because most of our Class A and Class B common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data.

        You should read the selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below as of and for the fiscal years ended June 30, 2003, 2002, 2001, 2000, and 1999 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

	Years Ended June 30,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$15,693	$16,791	$41,931	$55,828	$59,385
Contract revenue	23,397	30,970	42,978	34,011	12,325

Total revenue	39,090	47,761	84,909	89,839	71,710
Costs and expenses:
Cost of contract revenue	250	250	250	750	125
Research and development	32,863	34,045	33,902	28,104	21,069
Sales and marketing	13,759	17,189	15,833	10,354	7,359
General and administrative	8,508	7,435	9,007	7,781	7,002
Acquired-in process research and development	394	1,737	—	—	—
Restructuring charge	10,282	437	—	—	—

Total costs and expenses	66,056	61,093	58,992	46,989	35,555

Operating income (loss)	(26,966)	(13,332)	25,917	42,850	36,155
Other income (expense), net	303	3,028	6,287	3,896	1,614

Income (loss) before income taxes and the cumulative effect of change in accounting principle	(26,663)	(10,304)	32,204	46,746	37,769
Provision (benefit) for income taxes	2,244	(914)	12,401	19,633	15,108

Income (loss) before cumulative effect of change in accounting principle	(28,907)	(9,390)	19,803	27,113	22,661
Cumulative effect of change in accounting principle, net of tax benefit (1)	—	—	(741)	—	—

Net income (loss)	$(28,907)	$(9,390)	$19,062	$27,113	$22,661

Per basic share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.73)	$(0.24)	$0.51	$0.71	$0.61
Cumulative effect of change in accounting principle	—	—	$(0.02)	—	—
Net income (loss) per basic share	$(0.73)	$(0.24)	$0.49	$0.71	$0.61
Per diluted share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.73)	$(0.24)	$0.49	$0.68	$0.58
Cumulative effect of change in accounting principle	—	—	$(0.02)	—	—
Net income (loss) per diluted share	$(0.73)	$(0.24)	$0.47	$0.68	$0.58

(1)
We adopted SEC Staff Accounting Bulletin No. 101 or SAB 101—Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001. The effect of the change was recorded as the cumulative effect of a change in accounting principle effective as of July 1, 2000. Pro forma income (loss) per share amounts (unaudited), assuming the accounting change in accordance with SAB 101 was applied retroactively to the beginning of the period presented, were as follows:

	Years Ended June 30,
	2001	2000	1999
	(In thousands, except per share data)
Net income (loss)	$19,803	$28,884	$20,088
Net income (loss):
Per basic share	$0.51	$0.76	$0.54
Per diluted share	$0.49	$0.72	$0.52
	June 30,
	2003	2002	2001	2000	1999
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$83,839	$90,712	$116,520	$84,359	$49,916
Working capital	78,176	99,318	112,958	84,488	35,037
Total assets	105,349	128,988	140,433	109,252	59,389
Total stockholders' equity	89,376	115,895	122,708	92,204	40,721

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

        In the years immediately following our separation from Silicon Graphics, most of our revenue was generated from royalties from Nintendo 64 products. We anticipated that these royalties would decline over time and that our future growth would depend significantly on our ability to expand our contract revenues. While, as expected, royalties declined in fiscal 2001, 2002 and 2003 from the prior year due to the decline in Nintendo 64 royalties, contract revenues have not grown as rapidly as we had expected, and in fact declined in both 2002 and 2003. This decline is attributable, in part, to a shift by our customers from unlimited use licenses, which generate higher revenues earlier in the contract term, to per use licenses, which generate revenue at various times during the contract term when our customers commence a design for a chip. The market for embedded processors has recently faced downward pricing pressures on products and this downward pressure evidenced itself in the shift to per use licenses. The decline is also attributable to our licensing a higher number of our lower-end MIPS32 4K cores during this time period. We believe this is due to our customers' preference for the lowest-priced available solution in the current economic environment. In order to resume growth in our contract revenues, we intend to continue to devote resources to research and development in order to add new products to our portfolio offering. Our research and development efforts have yielded several new products and we now have a broad processor core portfolio to offer to our customers. This has resulted in an increase in the number of licenses completed in four of the past five years. We also expect to pursue additional relationships with third party independent software, hardware and intellectual property vendors and to add a broader range of development tools. Our future growth will also depend on our receipt of meaningful royalties from customers who committed to our platform subsequent to our separation from Silicon Graphics. In the latter half of fiscal 2003, we began to receive more royalties from these relationships, accounting for nearly 25% of our total royalties in fiscal 2003 compared to 6% in fiscal 2002.

        The decline in total revenue has resulted in a net loss in both fiscal 2003 and fiscal 2002. During fiscal 2003, we implemented two restructuring plans because we believe we must reduce operating expenses and refocus our development efforts to achieve and sustain profitability. In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. We implemented plans to eliminate about 30% of our global workforce, across all functions with the objective of reducing our operating expenses. In the fourth quarter of fiscal 2003, we announced a further restructuring plan intended to reduce our operating expenses. This plan included the termination of approximately one-third of our workforce including plans to cease further internal development of custom processor cores at the end of September 2003 due to limited demand for these customized cores and the significant investment required to create these designs. We will focus our development efforts on high performance synthesizeable processor cores, architectural innovations and complete solutions in key target markets.

        Revenue.    Our revenue consists of royalties and contract revenue earned under contracts with our licensees. Our contracts with our licensees are typically subject to periodic renewal or extension and expire at various dates through June 2018. Although the precise terms of our contracts vary, they typically provide for royalties, technology license fees for currently available technology or engineering service fees for technology under development, and maintenance fees.

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

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        In the fourth quarter of fiscal 2001, but effective to July 1, 2000, we changed our method of accounting to that described above for fees related to engineering services contracts. We historically recognized these fees as revenue when all of the contractual obligations required to earn each milestone payment had been met, there were no further performance obligations for such milestone, and collection was deemed probable. We believe the change in accounting principle is preferable based on guidance provided in Staff Accounting Bulletin No. 101.

        As a result of this change in method of accounting, we recorded a charge in fiscal 2001 of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. During fiscal 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During fiscal year 2003 and fiscal year 2002, we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change was made retroactive to prior periods.

        In fiscal 2003, royalties accounted for approximately 40% of our total revenue, compared to 35% in fiscal 2002 and 49% in fiscal 2001. Royalties from Nintendo and NEC on sales of Nintendo 64 video game players and related cartridges accounted for approximately 1% of our total revenue for fiscal 2003, 9% of our total revenue for fiscal 2002, and 32% of our total revenue for fiscal 2001. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers and the royalty reports submitted by our licensees generally do not disclose which consumer products include our RISC technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will depend upon a particular digital consumer product or product manufacturer.

        Prior to fiscal 2002, we realized a disproportionate amount of our revenue and operating income in our third fiscal quarter because a disproportionate amount of Nintendo 64 video game cartridges were typically sold in our second fiscal quarter (which includes the holiday selling season). However, as a result of the decline in Nintendo 64 royalties and the revenue mix shift to contract revenue representing the majority of total revenue, the seasonal increase in revenue did not occur in fiscal 2003 or 2002, and we do not expect to experience seasonal fluctuations in our revenue and operating results to the extent we have in the past.

        Our revenue is derived from a global customer base. We have sales offices in Japan, Germany, Taiwan and Israel. Further, most of our international licensees have customers worldwide including those based in the United States. International revenue accounted for approximately 53% of our total revenue in fiscal 2003, 51% of our total revenue in fiscal 2002 and 62% of our total revenue in fiscal 2001. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

        Costs and Expenses.    Our costs and expenses generally include cost of contract revenue, research and development expenses, sales and marketing expenses and general and administrative expenses.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

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

        Research and development expense also includes the amortization of purchased intangible assets. In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures, which consisted of developed technology which was recorded at a value of $1.8 million and core technology which was recorded at a value of $2.9 million. Developed and core technologies are being amortized and charged to research and development expense, on a straight-line basis, over their estimated useful lives of three and seven years, respectively.

        During the second quarter of fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million. Patent costs are being amortized and charged to research and development expense, on a straight-line basis, over their estimated useful lives of ten years.

        In fiscal 2003, research and development expense included $696,000 related to the accelerated amortization and depreciation of assets whose useful life was changed because of the restructuring actions announced in the fourth quarter of fiscal 2003.

        Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

        General and Administrative.    General and administrative expenses comprise salaries, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business and expenses related to compliance with the reporting and other requirements of a publicly traded company including directors and officers liability insurance.

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

        Revenue Recognition.    We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. Contract revenue includes technology license fees for currently available technology or engineering service fees for technology under development, and maintenance fees. Consistent with Staff Accounting Bulletin No. 101, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue over the estimated development period using a cost-based percentage of completion method limited to the amount of the milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and, if necessary, revise the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

        Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately. If the assumptions and estimates used to allocate the purchase price are subsequently revised in light of new circumstances, purchase price adjustments, which could impact future amortization of acquired assets, or asset impairment charges, could be required.

        Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. During the second quarter of fiscal 2003, as part of our restructuring activities, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. and recorded an impairment charge of approximately $1.2 million, the remaining net book value of that asset. In the fourth quarter of fiscal 2003, research and development expense included $696,000 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

        Income Taxes.    We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are recognized for deductible temporary differences, net operating loss carryforwards and credit carryforwards if it is more likely than not that the tax benefits will be realized. To the extent a deferred tax asset cannot be recognized under the preceding criteria, allowances must be established. If we determine that we will not realize all or part of our deferred tax assets, an adjustment to the deferred tax asset will be charged to earnings in the period such determination is made. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. In fiscal 2003, we increased our valuation allowance to fully offset our deferred tax assets.

        Accrued Facilities Restructuring Costs.    In October 2002, we implemented plans to restructure our company that included exiting our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring. Among other things, the anticipated costs included lease charges that were based on assumptions about the estimated period to sublease the facilities and future rental income that might be received on the facilities we vacated. The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. Market conditions have fluctuated greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. We expect that market conditions will continue to fluctuate in the future, and we assess these conditions on a quarterly basis. We may be required to record significant additional charges in future periods if we revise our assumptions or if our actual experience in subleasing our Denmark facility is not consistent with our assumptions. If, in the future, it is determined that our accrual is insufficient, we would be required to record an additional charge which would have an unfavorable impact on our financial statements in the period this was determined. Conversely, if, it is determined that we have over-accrued for restructuring charges, the reversal of this over-accrual would be recorded as a credit to restructuring costs which would have a favorable impact on our financial statements in the period this was determined.

Results of Operation—Years Ended June 30, 2003, 2002 and 2001

        Revenue.    Our revenues in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Royalties	Contract Revenue	Total Revenue
2003	$15.7 million	$23.4 million	$39.1 million
2002	16.8 million	31.0 million	47.8 million
2001	41.9 million	43.0 million	84.9 million

        Total revenue consists of royalties and contract revenue. Total revenue decreased by $8.7 million in fiscal 2003 and decreased by $37.1 million in fiscal 2002 due to a decrease in both royalties and contract revenue. Royalties for fiscal 2003, 2002 and 2001 consisted of royalties from sales by licensees of products incorporating our technology and from sales of Nintendo 64 video cartridges. Total royalties decreased by $1.1 million in fiscal 2003 due to a decline in royalties from Nintendo 64 products. In fiscal 2003, non-Nintendo royalties increased by 23% due primarily to an increase in the number of new customers shipping products incorporating our technology. In fiscal 2002, total royalties declined by $25.1 million due to a 84% decline in royalties from Nintendo 64 products, and a 16% decline in non-Nintendo royalties, due to the impact of slower economic conditions on our licensees. Contract revenue for fiscal 2003, 2002 and 2001 consisted of fees generated from new and existing license agreements for developed technology and engineering service fees generated from engineering services contracts for technology under development. Contract revenue decreased by $7.6 million in fiscal 2003 primarily because we entered into only 15 new license agreements for developed technology, which is fewer than in fiscal 2002, and the substantial majority of these new licenses were for our lower-end MIPS32 4K cores. Although we entered into 33 new license agreements in fiscal 2002, contract revenue decreased by $12.0 million due to a decline in engineering service fees of $7.2 million and a decline in technology license fees of $5.8 million, offset in part by an increase of $1.0 million in maintenance fees. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior period and these agreements required less performance of us. License fees for developed technology declined due to lower revenue from unlimited use licenses and, to a lesser extent, from per use licenses than in fiscal 2001, as our licenses in fiscal 2002 covered more of our lower-end MIPS32 4K cores. In both fiscal 2003 and fiscal 2002, the license of more of our lower-end MIPS32 4K cores was due to new versions of these products becoming available for license at the beginning of fiscal 2002 and, we believe, to customers' preferences for a lowest-priced solution in the current economic environment. We expect this trend to continue in the near-term.

        Cost of Contract Revenue.    Our costs of contract revenue in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Cost of Contract Revenue
2003	$250,000
2002	250,000
2001	250,000

        Cost of contract revenue in fiscal 2003, 2002 and 2001 was attributable to sublicense fees. We believe that future cost of contract revenue will continue to be immaterial in relation to total revenues.

        Research and Development.    Research and development expenses in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Research and Development Expenses
2003	$32.9 million
2002	34.0 million
2001	33.9 million

        Research and development expenses in fiscal 2003 decreased by $1.1 million primarily due to a decrease in salary expense of $1.8 million caused by the closure of our Denmark design center during the second quarter of fiscal 2003, offset in part by additional salary expense of $587,000 from our design center in the United Kingdom, which we acquired during the first quarter of fiscal 2003. Research and development expenses in fiscal 2003 included $696,000 related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003. Research and development expenses in fiscal 2002 increased by $100,000. Our research and development staff declined to 97 persons at June 30, 2003, from 148 persons at June 30, 2002 and consisted of 153 persons at June 30, 2001. After we terminate our custom core development efforts as part of our restructuring activities at the end of September 2003, we expect our research and development staff will be reduced to approximately 65 persons. We expect our research and development expenses to decline by approximately 25% in fiscal 2004 as a result of the December 2002 closure of our design center in Denmark and the planned termination of our custom core development effort at the end of September 2003.

        Sales and Marketing.    Sales and marketing expenses in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	Sales and Marketing Expenses
2003	$13.8 million
2002	17.2 million
2001	15.8 million

        Sales and marketing expenses decreased by $3.4 million in fiscal 2003 primarily due to reduced spending of $2.6 million on third party software development tools as we have committed more internal resources to development of these tools and lower compensation expense of $900,000 due to lower headcount. The increase in sales and marketing expenses of $1.4 million in fiscal 2002 was primarily due to increased spending with third party software development tools vendors for operating system and tool chain projects. We incur expenses related to third party software development tools when we enter into agreements with tool vendors to develop software tools that are compatible with our products such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party's attainment of specified milestones and vary from period to period. Our commitments at June 30, 2003 under these agreements are immaterial. Our sales and marketing staff decreased to 36 persons at June 30, 2003 as a result of restructuring actions taken during fiscal 2003 as compared to 54 persons at each of June 30, 2002 and 2001. We expect that our sales and marketing expenses will decline in fiscal 2004 as a result of the restructuring actions taken in fiscal 2003.

        General and Administrative.    General and administrative expenses in fiscal 2003, 2002 and 2001 were as follows:

Fiscal Year	General and Administrative Expenses
2003	$8.5 million
2002	7.4 million
2001	9.0 million

        General and administrative expenses increased by $1.1 million in fiscal 2003 primarily due to an increase in our directors and officers insurance premium. The decrease of $1.6 million in general and administrative expenses in fiscal 2002 was due to a decrease of $1.0 million in third party legal and accounting costs resulting from our outsourcing fewer administrative projects and the settlement of the Lexra litigation and a decrease of $600,000 in employee bonus payments. We expect our general and administrative expenses will decline in fiscal 2004 due to the restructuring actions taken in fiscal 2003.

        In-process Research and Development.    In July 2002, we completed the acquisition of Algorithmics Limited, a United Kingdom-based tool chain company, and an affiliated company, DFS3 Limited, for cash and stock consideration. We recorded a charge in fiscal 2003 of $394,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores, and we recorded a charge in fiscal 2002 of $1.7 million for purchased in-process research and development expenses upon acquisition of the technology. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. The value of the projects was determined by estimating the present value of the net cash flows management believed would result from the acquired technology.

        Restructuring Costs.    We recorded aggregate restructuring charges of $10.3 million in fiscal 2003 related to two separate restructuring activities. In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions, or about 30% of our then global workforce, across all functions with the objective of reducing our operating expenses. These activities resulted in a restructuring charge of approximately $7.7 million. The restructuring charge includes approximately $3.2 million of employee severance and related benefits, $2.5 million in asset write-offs, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, and $299,000 in legal and other costs. We realized approximately $1.5 million in cost savings primarily in research and development in each of our third and fourth fiscal quarters as a result of this restructuring activity.

        In the fourth quarter of fiscal 2003, we announced a further restructuring plan intended to reduce our operating expenses. The plan included the termination of 57 employees and contractors or approximately one-third of our workforce. These activities resulted in a restructuring charge of approximately $2.6 million in the fourth quarter of fiscal 2003, which primarily consisted of $2.5 million in employee severance costs. Additional restructuring expense of approximately $1.7 million for employee severance is anticipated to be incurred in the first quarter of fiscal 2004 upon termination of our custom core development efforts at the end of September 2003. We expect to realize approximately $750,000 in cost savings in sales, marketing, general and administrative costs beginning in our first quarter of fiscal 2004 and an additional savings in research and development costs of approximately $2.0 million in our second quarter of fiscal 2004.

        The restructuring charge in fiscal 2002 of $437,000 is comprised of employee severance and benefit payments in which we eliminated 18 regular positions, or about 8% of our global workforce, with the objective of reducing our operating expenses to be more in line with our revenue projections. All of the severance and benefit costs associated with the 18 positions eliminated were paid by January 2002.

        If anticipated revenue levels are not achieved, we may decide to engage in additional restructuring activities, which could result in additional restructuring charges.

        Other Income, Net.    Other income, net in fiscal 2003, 2002 and 2001 were as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Interest income	$1,423	$2,602	$5,699
Interest expense	(2)	(6)	(1)
Loss on investment	(1,414)	—	—
Other	296	432	589

Other income, net	$303	$3,028	$6,287

        The declines in interest income in fiscal 2003 and fiscal 2002 are primarily due to lower interest rates earned on our short-term investments and cash equivalents and lower cash and investment balances. The loss on investment reflects the impairment charge we recorded in December 2002 related to full value of our equity investment in Lexra, Inc.

        Income Taxes.    We recorded a provision for income taxes of $2.2 million in fiscal 2003 consisting of foreign income taxes and foreign withholding taxes. In fiscal 2002, we recorded a benefit provision for income taxes of $914,000. The tax benefit for 2002 differed from the statutory rate primarily due to the foreign losses that did not provide a tax benefit. We recorded a provision for income taxes of $12.4 million in fiscal 2001 based on federal and state combined rate of 38.5%.

Impact of Currency

        Certain of our international licensees pay royalties based on revenues that are reported in a local currency and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales by our manufacturing licensees are denominated in foreign currencies, royalties we receive on such sales could be subject to fluctuations in currency exchange rates.

Liquidity and Capital Resources

        Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures. At June 30, 2003, we had cash and cash equivalents of $83.8 million and working capital of $78.2 million. For fiscal 2003, our operating activities used cash of $8.4 million due to our net loss of $28.9 million offset in part by non-cash charges, primarily depreciation of $4.2 million, restructuring costs of $2.6 million, the write-off of the Lexra, Inc. equity investment of $1.4 million and amortization of intangibles of $1.4 million and by decreases in accounts receivable, prepaid expenses and other current assets and increases in accrued liabilities. The decrease in accounts receivable of $1.3 million is due to fewer licensing agreements completed at the end of fiscal 2003 compared to the end of fiscal 2002. The decrease in prepaid expenses and other current assets of $4.1 million is primarily due to income tax refunds received along with an increase in our valuation allowance to fully offset our deferred tax assets due to lower likelihood of utilization of the future benefit. The increase in accrued liabilities of $4.1 million is primarily due to unpaid restructuring charges as of June 30, 2003 from restructuring plans and activities during fiscal 2003. For fiscal 2002, our operating activities used cash of $12.9 million due to our net loss of $9.4 million, offset in part by depreciation of $5.2 million, an increase in other long-term assets, decrease in accrued liabilities and an increase in prepaid expenses and other current assets. The increase in other long-term assets of $3.4 million is due to the long-term portion of computer aided design tool licenses. An increasing number of our computer aided design tools, which represents software used to develop our intellectual property, are now secured through term licenses of three to seven years. These licenses are recorded in other assets and amortized over the term of the license. In the past, the majority of our tools were acquired through the purchases of perpetual licenses, which were recorded as capital assets under equipment. The decrease in accrued liabilities of $2.4 million is due to a reduction in taxes payable resulting from our net loss and tax payments made during the year, and a decrease in accrued bonuses. The increase in prepaid expenses and other current assets of $2.2 million is primarily due to an increase in prepaid maintenance for computer aided design tools, an increase in income taxes receivable pertaining to certain tax credits and refunds we have applied for, and increased prepaid insurance.

        For fiscal 2001, our operating activities provided cash of $30.1 million, primarily due to our net income of $19.1 million, depreciation of $4.3 million, decreases in accounts receivable and an increase in other liabilities. The decrease in accounts receivable of $2.7 million was due to a decrease in the number of licensing agreements completed near the end of fiscal 2001. The increase in other liabilities of $4.4 million was due to fluctuations in taxes payable.

        Net cash provided by investing activities was $365,000 in fiscal 2003 and net cash used in investing activities was $14.8 million for fiscal 2002 and $5.6 million for fiscal 2001. Net cash provided by investing activities in fiscal 2003 included maturities of short-term investments of $16.5 million offset in part by, purchases of short-term investments of $11.5 million, and cash used for the purchase of intangible assets of $2.0 million, capital expenditures of $1.4 million and the acquisition of Algorithmics, Ltd. of $1.3 million. Net cash used in investing activities in fiscal 2002 included purchases of short-term investments of $44.4 million, capital expenditures of $4.5 million for purchases of equipment and computer aided design tools used in development, and purchases of intangible assets of $3.9 million acquired from Lexra, Inc., and a small equity interest in Lexra, Inc. of $1.4 million, offset in part by maturities of short-term investments of $39.4 million. Net cash used in investing activities in fiscal 2001 consisted of capital expenditures of $5.6 million for equipment purchases and licensing of computer aided design tools used in our development activities. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment and licensing of computer aided design tools used in development.

        Net cash provided by financing activities was $1.1 million in fiscal 2003, compared to $1.7 million in fiscal 2002 and $7.8 million in fiscal 2001. Net cash provided by financing activities for all periods presented consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans. This was partially offset in fiscal 2003 by the payment of the mortgage loan of $302,000 acquired as a result of the acquisition of Algorithmics, Ltd. during the year.

        Our future liquidity and capital requirements are expected to vary significantly from quarter to quarter, depending on numerous factors, including, among others:

  •
  the cost, timing and success of product development efforts;

  •
  the level and timing of contract revenues and royalties;

  •
  the cost of maintaining and enforcing patent claims and other intellectual property rights and other litigation;

  •
  level and timing of restructuring activities; and

  •
  whether we complete any acquisitions for cash.

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

  Factors That May Affect Our Business

        Our success is subject to numerous risks and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, all of which could cause our stock price to decline.

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

  •
  the demand for and average selling prices of products that incorporate our technology;

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

  •
  changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer and business product manufacturers; and

  •
  uncertain economic and market conditions.

        The success of our business depends on maintaining and growing our contract revenue.    In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties have declined substantially and are now insignificant. We expect our future growth will depend in large part on our ability to expand our contract revenue, which consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. However, contract revenue has declined in fiscal 2002 and fiscal 2003. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or when contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue, our results of operations will be adversely affected.

        If we don't compete effectively in the market for embedded processors, our business will be adversely affected.    Competition in the market for embedded processors is intense. Our products compete with those of other designers and developers of processors and cores, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs. The market for embedded processors has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

        We depend on design wins to expand our revenue base.    Our ability to generate royalties is uncertain and depends in large part on whether our processors and related designs are selected by our licensees and their customers for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

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

  •
  the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products; and

  •
  their financial and other resources.

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

        We cannot assure you that we will be able to maintain our current relationships with our licensees or establish new relationships with additional licensees, and any failure by us to do so could have a material adverse effect on our business. In addition, we may devote substantial resources to the pursuit of a relationship with a potential licensee that ultimately is not successful.

        Our ability to achieve design wins may be limited unless we are able to develop enhancements and new generations of our intellectual property.    Our future success will depend, in part, on our ability to develop enhancements and new generations of our processors, cores and other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our processor, core and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

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

        We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2003 and the second quarter of fiscal 2002 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

        We may also make investments in other companies, particularly private companies, such as the investment we made in Lexra, Inc. in the second quarter of fiscal 2002, where we feel these investments offer strategic opportunities. These investments tend to be inherently risky because the companies are frequently in the development stage and depend on future third party investments to finance their operations. If the companies in which we invest do not secure the requisite financing or secure it at a lower enterprise valuation than was in effect when we invested, we may be required to take an impairment charge to reduce the carrying value of our investment, such as the impairment charge of $1.4 million we recorded in the second quarter of fiscal 2003 for the total value of our investment in Lexra, Inc.

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In both the first and second quarters of fiscal 2003 and the second quarter of fiscal 2002, we acquired certain core and developed technologies and patent and patent applications, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the second quarter of fiscal 2003, we recorded an impairment charge of $1.2 million for purchased developed technology acquired in December 2001. In the fourth quarter of fiscal 2003, we recorded additional research and development expense of $696,000 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

        In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future.

        We may incur additional restructuring charges in the future, which could harm our results of operations.    During fiscal 2003, we completed a restructuring plan and announced another restructuring plan. In the second quarter of fiscal 2003, we announced the closure of our Denmark design center and reorganized our sales and marketing functions, which resulted in our recording of a restructuring charge of $7.6 million. Included in this restructuring charge was an accrual for an estimated charge for vacating our Denmark facilities. Rental property market conditions have fluctuated greatly in the past, and we expect that these will continue to fluctuate in the future, due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. If as a result of changes in these conditions we determine that the facilities restructuring accrual is insufficient, we would be required to take an additional charge, which would harm our results of operations. In addition, in the fourth quarter of fiscal 2003, we announced a plan intended to reduce our operating expenses, including terminating approximately one-third of our workforce. These activities resulted in a charge of approximately $2.6 million in fiscal 2003. An additional charge estimated at $1.7 million is expected to be incurred during the first quarter of fiscal 2004 upon termination of our custom core development effort at the end of September 2003. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations.

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

        We are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

Item 8.    Financial Statements and Supplementary Data.

        The following table presents selected quarterly information for fiscal 2003 and 2002 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:
Total revenue	$9,442	$10,378	$9,477	$9,793
Operating income (loss)	$(4,533)	$(12,487)	$(3,867)	$(6,079)
Net income (loss)	$(3,878)	$(14,259)	$(4,061)	$(6,709)

Net income (loss) per basic and diluted share	$(0.10)	$(0.36)	$(0.10)	$(0.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2002:
Total revenue	$12,495	$11,978	$12,742	$10,546
Operating income (loss)	(2,208)	(4,523)	(2,568)	(4,032)
Net income (loss)	$(927)	$(3,501)	$(1,678)	$(3,284)

Net income (loss) per basic and diluted share	$(0.02)	$(0.09)	$(0.04)	$(0.08)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
MIPS Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, effective July 1, 2000, the Company changed its method of accounting for revenue in accordance with guidance provided by SEC Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements.

/s/  ERNST & YOUNG LLP

San Jose, California
July 18, 2003

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$83,839	$90,712
Short-term investments	—	5,000
Accounts receivable, net of allowance of $183 at June 30, 2003 and zero at June 30, 2002	4,762	6,046
Prepaid expenses and other current assets	3,648	9,883

Total current assets	92,249	111,641
Equipment and furniture, net	4,202	7,481
Intangible assets, net	3,769	4,301
Other assets	5,129	5,565

	$105,349	$128,988

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$504	$1,203
Accrued liabilities	10,977	8,209
Deferred revenue	2,592	2,911

Total current liabilities	14,073	12,323
Long-term liabilities	1,900	770
	15,973	13,093
Stockholders' equity:
Class A common stock, $0.001 par value: 150,000,000 shares authorized; 15,499,010 and 14,153,164 shares outstanding at June 30, 2003 and 2002, respectively, net of 5,317 reacquired shares at June 30, 2003 and 2002, respectively	15	14
Class B common stock, $0.001 par value: 100,000,000 shares authorized; 25,057,715 and 25,057,830 shares outstanding at June 30, 2003 and 2002 respectively, net of 12,044 and 11,929 reacquired shares at June 30, 2003 and at June 30, 2002, respectively	25	25
Additional paid-in capital	180,504	177,253
Accumulated other comprehensive income	702	229
Deferred compensation	(1,337)	—
Accumulated deficit	(90,533)	(61,626)

Total stockholders' equity	89,376	115,895

	$105,349	$128,988

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2003	2002	2001
Revenue:
Royalties	$15,693	$16,791	$41,931
Contract revenue	23,397	30,970	42,978

Total revenue	39,090	47,761	84,909
Costs and expenses (see Note 16 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	250	250	250
Research and development	32,863	34,045	33,902
Sales and marketing	13,759	17,189	15,833
General and administrative	8,508	7,435	9,007
Acquired in-process research and development	394	1,737	—
Restructuring	10,282	437	—

Total costs and expenses	66,056	61,093	58,992

Operating income (loss)	(26,966)	(13,332)	25,917
Other income, net	303	3,028	6,287

Income (loss) before income taxes and the cumulative effect of change in accounting principle	(26,663)	(10,304)	32,204
Provision (benefit) for income taxes	2,244	(914)	12,401

Income (loss) before cumulative effect of change in accounting principle	(28,907)	(9,390)	19,803
Cumulative effect of change in accounting principle, net of tax benefit of $494	—	—	(741)

Net income (loss)	$(28,907)	$(9,390)	$19,062

Per basic share amounts:
Net income (loss) before cumulative effect of change in accounting principal	$(0.73)	$(0.24)	$0.51
Cumulative effect of change in accounting principle	—	—	$(0.02)

Net income (loss) per basic share	$(0.73)	$(0.24)	$0.49

Per diluted share amounts:
Net income (loss) before cumulative effect of change in accounting principal	$(0.73)	$(0.24)	$0.49
Cumulative effect of change in accounting principle	—	—	$(0.02)

Net income (loss) per diluted share	$(0.73)	$(0.24)	$0.47

Shares used in computing basic net income (loss) per share	39,505	39,013	38,716

Shares used in computing diluted net income (loss) per share	39,505	39,013	40,309

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands except share data)

	Common Stock
	Class A Shares	Class B Shares	Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2000	13,376,818	25,069,759	$38	$153,627	$(191)	$—	$(61,270)	$92,204
Common stock issued under employee stock option and purchase plans	504,540	—	1	8,022	—	—	—	8,023
Tax benefit of stock option exercises	—	—	—	13,871	—	—	(9,780)	4,091
Reacquired stock	(5,317)	(6,298)	—	—	—	—	(248)	(248)
Comprehensive income (loss):
Net income	—	—	—	—	—	—	19,062	19,062
Unrealized gain on available-for-sale securities	—	—	—	—	124	—	—	124
Currency translation adjustment	—	—	—	—	(548)	—	—	(548)

Total comprehensive income (loss)								18,638

Balances at June 30, 2001	13,876,041	25,063,461	39	175,520	(615)	—	(52,236)	122,708
Common stock issued under employee stock option and purchase plans	277,123	—	—	1,733	—	—	—	1,733
Reacquired stock	—	(5,631)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(9,390)	(9,390)
Unrealized loss on available-for-sale securities	—	—	—	—	(49)	—	—	(49)
Currency translation adjustment	—	—	—	—	893	—	—	893

Total comprehensive loss								(8,546)

Balances at June 30, 2002	14,153,164	25,057,830	39	177,253	229	—	(61,626)	115,895
Common stock issued under employee stock option and purchase plans	825,587	—	1	1,415	—	—	—	1,416
Shares issued in acquisition	520,259	—	—	1,836	—	—		1,836
Deferred compensation relating to an acquisition	—	—	—	—	—	(1,925)	—	(1,925)
Deferred compensation amortization	—	—	—	—	—	588	—	588
Reacquired stock	—	(115)	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	(28,907)	(28,907)
Unrealized loss on available-for-sale securities	—	—	—	—	(11)	—	—	(11)
Currency translation adjustment	—	—	—	—	484	—	—	484

Total comprehensive loss								(28,434)

Balances at June 30, 2003	15,499,010	25,057,715	$40	$180,504	$702	$(1,337)	$(90,533)	$89,376

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in Cash and Cash Equivalents
(In thousands)

	Years ended June 30,
	2003	2002	2001
Operating activities:
Net income (loss)	$(28,907)	$(9,390)	$19,062
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Cumulative effect of change in accounting principle, net of tax benefit	—	—	741
Depreciation	4,192	5,210	4,298
Write-off of investment in privately held company.	1,414	—	—
Acquired in-process research and development	394	—	—
Amortization of intangibles	1,359	1,370	—
Other non-cash charges	(2)	(154)	207
Changes in operating assets and liabilities:
Accounts receivable	1,341	397	2,732
Accounts payable	(729)	(1,981)	914
Other assets and liabilities	12,504	(8,321)	2,182

Net cash provided by (used in) operating activities	(8,434)	(12,869)	30,136
Investing activities:
Purchases of short-term investments	(11,475)	(44,375)	—
Maturities of short-term investments	16,475	39,375	—
Capital expenditures	(1,370)	(4,497)	(5,646)
Purchase of intangible assets	(2,000)	(3,896)	—
Purchase of investments in a privately held company	—	(1,414)	—
Acquisition of Algorithmics Limited and an affiliated Company, DFS3 Limited, net	(1,265)	—	—

Net cash provided by (used in) investing activities	365	(14,807)	(5,646)
Financing activities:
Net proceeds from issuance of common stock	1,416	1,734	8,023
Loan repayment	(302)	—	—
Repurchase of stock	—	—	(248)

Net cash provided by financing activities	1,114	1,734	7,775
Effect of exchange rate on cash	82	134	(104)
Net increase (decrease) in cash and cash equivalents	(6,873)	(25,808)	32,161
Cash and cash equivalents, beginning of year	90,712	116,520	84,359

Cash and cash equivalents, end of year	$83,839	$90,712	$116,520

Supplemental disclosures of cash transactions:
Income taxes paid (including payment made to Silicon Graphics of $1,000 in 2001)	$3,268	$1,913	$9,469

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

        Revenue Recognition and Cumulative Effect of Change in Accounting Principle.    We derive revenue from license fees for the transfer of proven and reusable intellectual property components or engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee for currently available technology, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product incorporating our licensed technology, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee's products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is in the quarter following the sale of the licensee's product to its customer. We classify all revenue that does not involve the sale of a licensee's products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue. Consistent with Staff Accounting Bulletin No. 101—Revenue Recognition in Financial Statements, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method limited to the amount of milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and if necessary, revise, the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

        In the fourth quarter of fiscal 2001, but effective to July 1, 2000, we changed our method of accounting to that described above for fees related to engineering services contracts. We historically recognized these fees as revenue when all of the contractual obligations required to earn each milestone payment had been met, there were no further performance obligations for such milestone, and collection was deemed probable. We believe the change in accounting principle is preferable based on guidance provided in Staff Accounting Bulletin No. 101.

        As a result of this change in method of accounting, we recorded in fiscal 2001 a charge of $1.2 million ($741,000 net of tax effect) to reflect the cumulative effect of the change on prior years, calculated as of July 1, 2000. During fiscal year 2001, we recorded $1.2 million in contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. During fiscal year 2003 and fiscal year 2002 we recorded no contract revenue that was included in the cumulative effect adjustment as of July 1, 2000. The pro forma amounts presented in the consolidated statements of operations were calculated assuming the change was made retroactive to prior periods.

        Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from these arrangements was $4.1 million, $4.2 million and $3.3 million in fiscal years 2003, 2002 and 2001, respectively.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we licensed from third parties and which is recognized as the obligation is incurred.

        Cash and Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less. The fair values of cash and cash equivalents approximates their recorded value at June 30, 2003.

        Marketable Securities.    We classify our marketable securities as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of operations.

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

        Computer Aided Design Tools.    An increasing number of our computer aided design tools, which represents software used to develop our intellectual property, are now secured through term licenses of three to seven years. These licenses are recorded in other assets and amortized over the term of the license. In the past, the majority of our tools were acquired through the purchases of perpetual licenses, which were recorded as capital assets under equipment.

        Prepaid Expenses and Other Current Assets.    Prepaid expenses and other current assets consist principally of amounts paid by us in advance for maintenance contracts on our computer-aided software design tools which typically cover a one-year period, over which the cost is amortized, amounts paid by us in advance for our directors and officers and business insurance, which typically covers a one year period over which the cost is amortized, taxes receivable and deferred tax assets.

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer's inability to pay their outstanding obligation for reasons such as a deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted.

        Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately.

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

        Stock-Based Compensation.    We have adopted the disclosure requirements of Statement on Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $588,000 in fiscal 2003, $1,000 in fiscal 2002, and $4,000 in fiscal 2001.

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

        Our pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2003	2002(1)	2001
	(Revised)
Net income (loss), as reported	$(28,907)	$(9,390)	$19,062
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	588	—	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax related effects	23,505	25,945	24,124

Proforma net loss	$(51,824)	$(35,335)	$(5,062)

Basic net loss per share:
As reported	$(0.73)	$(0.24)	$0.49

Pro forma	$(1.31)	$(0.91)	$(0.13)

Diluted net loss per share:
As reported	$(0.73)	$(0.24)	$0.47

Pro forma	$(1.31)	$(0.91)	$(0.13)

(1)
During the preparation of footnotes to the consolidated financial statements for our quarterly filings during fiscal year 2003, we determined that the calculation of our net loss—pro forma reported under SFAS 123 for fiscal year 2002, as reported in that year, did not appropriately reflect the effect of SFAS 123 for the options under our 2001 Option Exchange Program. Accordingly, the amount of net loss—pro forma reported under SFAS 123 for fiscal year 2002 presented in the table above has been revised, resulting in an increase in the previously reported amount of proforma net loss of $5.8 million or $0.15 per basic and diluted share. This revision had no effect on our previously reported consolidated results of operations or financial condition.

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

        The following table sets forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2003	2002	2001
Numerator:
Net income (loss) available to common stockholders	$(28,907)	$(9,390)	$19,062

Denominator:
Weighted-average shares of common stock outstanding	40,006	39,035	38,745
Less: Weighted-average shares subject to repurchase	(501)	(22)	(29)

Shares used in computing basic net income (loss) per share	39,505	39,013	38,716
Effect of dilutive securities-employee stock options and shares subject to repurchase	—	—	1,593

Shares used in computing diluted net income (loss) per share	39,505	39,013	40,309

Basic net income (loss) per share	$(0.73)	$(0.24)	$0.49
Diluted net income (loss) per share	$(0.73)	$(0.24)	$0.47
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	10,203	6,654	1,854

        Comprehensive Income (Loss).    Total comprehensive income (loss) includes net income and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.

        Total comprehensive loss was $28.4 million in fiscal 2003 and $8.5 million in fiscal 2002 and total comprehensive income was $18.6 million in fiscal 2001.

        Segment Information.    We are a designer of high-performance processors and related intellectual property for use in a wide variety of increasingly sophisticated digital consumer and business products. We license our processor and core designs and related intellectual property to semiconductor manufacturers, companies that design but do not manufacture semiconductor products, and system original equipment manufacturers. These activities have been organized into one operating segment.

        We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. Due to the significance of long-lived assets located outside the United States, geographic information is presented for long-lived assets as well as revenues. See Note 18 for additional information.

        Reclassifications.    Certain balances in our fiscal 2002 and 2001 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2003.

        Recent Accounting Pronouncements.    In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and included guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. We adopted SFAS 142 for our fiscal year beginning July 1, 2002.

        In October, 2001, FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The primary objectives of SFAS 144 are to develop one accounting model based on the framework established in SFAS 121 for long-lived assets to be disposed of by sale, and to address significant implementation issues identified after the issuance of SFAS 121. We adopted SFAS 144 for our fiscal year beginning July 1, 2002; however, adoption did not have a significant impact on our financial statements.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit and Disposal Activities effective for exit or disposal activities initiated after December 31, 2002. This statement revises the accounting for exit and disposal activities under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. Under SFAS No. 146 companies will record exit or disposal costs when they are "incurred" and can be measured at fair value, rather than when a commitment is made to an exit or disposal plan. Restructuring activities announced after December 31, 2002 were accounted for under SFAS No. 146 while activities prior to this date were accounted for under EITF Issue 94-3.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 Accounting for Stock-Based Compensation to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. Our disclosure under SFAS No. 148 is included in this Note 2. We have elected to continue to follow the intrinsic value method of accounting as prescribed by APB 25, Accounting for Stock Issued to Employees, to account for employee stock options.

        In November 2002, the FASB issued Financial Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods that end after December 15, 2002. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor's year-end. We currently do not have guarantees required to be disclosed under FIN 45 although we do have indemnification provisions in our license agreements for which no liability has been accrued. Adoption of FIN 45 did not have a material impact on our financial position, results of operation, or cash flow.

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

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not expect the adoption of EITF Issue 00-21 to have a material impact on our results of operation or financial position.

Note 3.    Business Risk and Customer Concentration

        We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 42% of fiscal 2003 revenue, including more than 15% from Toshiba, and 41% of fiscal 2002 revenue, including more than 10% from Toshiba. Revenue from our top two customers represented 42% of fiscal 2001revenue. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

        A substantial portion of our revenue is derived from licensees based outside the United States (see Note 18). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4.    Employee Notes Receivable

        We had loans outstanding to employees and officers that were paid in full as of March 2002. These loans were payable upon maturity and had terms ranging from three to five years. Employee loans are included in other assets in the accompanying balance sheets and we had a zero balance at June 30, 2003 and 2002 and $250,000 at June 30, 2001. Loan forgiveness charged to expense was zero in fiscal 2003 and fiscal 2002 and approximately $81,000 in fiscal 2001.

Note 5.    Investment and Acquisition

  Investment in Lexra, Inc.

        In December 2001, we acquired a small equity interest in Lexra, Inc., a privately held company, and recorded an investment of $1.4 million.

        During the quarter ended December 31, 2002, as a part of a review of impairment, we held discussions with Lexra management and studied industry trends. Based on these discussions, we determined that Lexra's ability to continue as a viable business was remote based on its continuing losses, declining cash balance and continuing inability to raise new financing. At that time, we determined that the value of our investment was permanently impaired and estimated the fair value to be zero given the high likelihood that Lexra would cease operations. In December 2002, we recorded an impairment charge of $1.4 million as we wrote off the full value of our investment in Lexra, Inc. Lexra ceased operations in the quarter ended March 31, 2003.

  Acquisition of Algorithmics, Limited

        In July 2002, we acquired Algorithmics, Limited, a United Kingdom-based tool chain company, and an affiliated company, DFS3 Limited. The total purchase consideration for both companies was approximately $3.1 million and consisted of $800,000 in cash, the issuance of approximately 520,000 shares of our common stock valued at approximately $1.9 million, and acquisition-related costs of approximately $485,000.

        The 520,000 shares of our common stock that were granted to the Algorithmics shareholder-employees vest over a three-year period beginning on the purchase agreement consummation date. Vesting of these shares depends upon each employee's continued employment with us and any unvested shares are forfeited upon such employee's termination of employment with us. Therefore, we did not include the value of these shares in the purchase price allocation calculation, but rather allocated their value to unearned compensation. The fair value of our shares was determined based on the quoted closing price of such shares on the agreement consummation date. As of June 30, 2003, approximately $588,000 of the deferred compensation related to these stock shares had been expensed.

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

Note 6.    Purchased Intangible Assets

        In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures and cores for cash consideration of $6.0 million. We incurred acquisition costs of approximately $400,000. The purchase price was allocated to the acquired technology assets based on their estimated fair value. Developed technology, which represents completed products was valued at $1.8 million and core technology, which represents intellectual property and patents that serve as a platform to develop the next generation of products, was valued at $2.9 million, and the in-process, or incomplete, technology was valued at $1.7 million.

        The values of the intangible assets, including the developed technology, the core technology and the in-process technology, were determined by estimating the present value of cash flows from those assets based on the assumptions of our management, industry assumptions and market data. The estimated useful life for developed technology of three years was based on our estimates of the product life cycles in the current and expected market place. The estimated useful life for core technology of seven years was based on our estimates as to how many generations of products could be developed from the technology platform. Developed and core technologies are being amortized, on a straight-line basis, over their estimated useful lives.

        The in-process technology acquired from Lexra was expensed on the acquisition date and was comprised of Lexra's next generation of processors, as well as the television set-top box audio decoder and media instruction set. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. In December 2001, at the time of the acquisition, we expected that $1.1 million to $1.3 million of future costs would be incurred to complete the research projects relating to this incomplete technology and these projects were expected to reach completion at various dates ranging from 2003 to 2004.

        In the second quarter of fiscal 2003, we implemented restructuring activities to reduce our operating expenses, including reducing headcount and revising our operating plan to focus on our key products. At that time, we re-evaluated the developed technology acquired from Lexra, which was not compliant with our other products. We determined that, in light of the constraints on our resources, we would not seek to integrate into our product plans such developed technology. As such, we determined that such developed technology had no value. Therefore, we recorded an impairment charge as discussed in Note 7 for the unamortized balance of approximately $1.2 million.

        During the second quarter of fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million.

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2003			June 30, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(39)	$47	$1,716	$(286)	$1,430
Core/patent technology	4,176	(702)	3,474	2,924	(209)	2,715
Other	—	—	—	156	—	156

Purchased intangible assets	$4,262	$(741)	$3,521	$4,796	$(495)	$4,301

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited as discussed in Note 5, was $248,000 as of June 30, 2003.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2003 is approximately $592,000, $553,000, $549,000, $549,000 and $549,000 for fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, and approximately $727,000 for years following fiscal 2008. Amortization expense for purchased intangible assets was $771,000 in fiscal 2003, $495,000 in fiscal 2002 and zero in fiscal 2001.

Note 7.    Restructuring Charge

        Restructuring charges consist of multiple actions taken in fiscal 2003 and fiscal 2002.

  Fiscal 2002 Restructuring Activities

        During the second quarter of fiscal 2002, we recorded a restructuring charge of $437,000, which was comprised of employee severance and benefit payments. We eliminated 18 regular positions, or approximately 8% of our global workforce, affecting all of our functional groups, with the objective of reducing our operating expenses. All of the severance and benefit costs associated with the eliminated positions were paid by January 2002. These costs and activities were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity

  October 2002 Restructuring Activities

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our then global workforce across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees had been terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of June 30, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

        The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately $4.7 million. We engaged two external local real estate professionals to provide an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market. Based on the input from these real estate professionals, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period. We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million. The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. These market conditions have fluctuated greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. We expect that market conditions will continue to fluctuate in the future, and we assess these conditions on a quarterly basis. We may be required to record significant additional charges in future periods if we revise our assumptions or if our actual experience in subleasing our Denmark facility is not consistent with our assumptions.

        As part of our restructuring plan, we decided to reduce our investment in research and development, and revised our product development plans. Given constraints on our resources, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and determined that such developed technology had no value and recorded an impairment charge of $1.2 million for the remaining value of this intangible asset in the second quarter of fiscal 2003.

        Other assets written off in fiscal 2003 as a part of the October 2002 restructuring action included leasehold improvements and computer aided design software related to the Denmark facilities. Other costs are composed primarily of legal fees and other restructuring costs. The asset impairments that resulted from these exit activities were accounted for under SFAS 144,  Accounting for the Impairment or Disposal of Long-Lived Assets.

        As of June 30, 2003, the remaining restructuring cost accrual was $1.2 million, which consists of an operating lease accrual made up of lease payments to be paid through March 2010, net of estimated sublease income. Actual future cash requirements may differ materially from the amounts accrued at June 30, 2003, particularly if actual sublease income differs significantly from current estimates. We assess these conditions on a quarterly basis.

May 2003 Restructuring Activities

        In May 2003, we announced a restructuring plan intended to reduce our operating expenses consistent with our revenue projections. The plan included the termination of approximately 57 regular employees and contractors or approximately one-third of the our workforce to be completed by the end of the first quarter of fiscal 2004. These activities resulted in a restructuring charge of approximately $2.6 million, which mainly consisted of employee severance costs with the majority to be paid in the first quarter of fiscal 2004. These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of June 30, 2003, 23 employees had been terminated under this activity.

        A summary of the May 2003 restructuring activities as of June 30, 2003 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial restructuring charges	$2,508	$51	$12	$2	$2,573
Cash charges	(329)	(11)	—	(2)	(342)
Non-cash charges	—	—	(12)	—	(12)

Balance at June 30, 2003	$2,179	$40	$—	$—	$2,219

        Additional estimated restructuring charges from the May 2003 restructuring activities of approximately $1.7 million in employee severance costs are expected to be recognized during the first quarter of fiscal 2004 as we continue to implement planned employee terminations. All payments under this plan are expected to be made by December 31, 2003.

Note 8.    Financial Instruments

        The following table summarizes by major security type the fair value of our cash equivalents and short-term investments (in thousands):

	June 30,
	2003	2002
Money market funds	$73,589	$82,181
Certificates of deposit and time deposits	500	500
U.S. commercial paper and municipal bonds	6,994	10,000

Total	81,083	$92,681
Less amounts classified as cash equivalents	(81,083)	(87,681)

Total short-term investments	$—	$5,000

Note 9.    Allowance for Doubtful Accounts

        The activity in our allowance for doubtful accounts was as follows (in thousands):

Balance at June 30, 2002	$—
Amount charged to expense	183

Balance at June 30, 2003	$183

        The allowance for doubtful accounts as of June 30, 2001 was zero. The amounts charged to expense in fiscal 2002 and 2001 was zero.

Note 10.    Equipment and Furniture

        The components of equipment and furniture are as follows (in thousands):

	June 30,
	2003	2002
Equipment	$16,602	$21,358
Furniture and fixtures	1,581	2,590
Land and buildings	698	—

	18,881	23,948
Accumulated depreciation	(14,679)	(16,467)

Equipment and furniture, net	$4,202	$7,481

Note 11.    Accrued and Long-Term Liabilities

        The components of accrued liabilities are as follows (in thousands):

	June 30,
	2003	2002
Accrued compensation and employee-related expenses	$2,478	$2,856
Income taxes payable	2,215	1,065
Other accrued liabilities	6,284	4,288

	$10,977	$8,209

        The components of long-term liabilities are as follows (in thousands):

	June 30,
	2003	2002
Deferred compensation	$741	$681
Deferred rent	659	89
Other long-term liabilities	500	—

	$1,900	$770

Note 12.    Interest and Other Income, Net

        The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Interest income	$1,423	$2,602	$5,699
Interest expense	(2)	(6)	(1)
Loss on investment	(1,414)	—	—
Other	296	432	589

Total interest and other income, net	$303	$3,028	$6,287

Note 13.    Commitments

        We lease certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $2,026,000, $2,008,000, $1,890,000, $1,924,000 and $1,957,000 for fiscal years 2004, 2005, 2006, 2007 and 2008, respectively, and approximately $2,609,000 for years following fiscal 2008. Rent expense under noncancelable operating leases was approximately $1,840,000 in fiscal 2003, $2,435,000 in fiscal 2002 and $2,196,000 in fiscal 2001.

        In association with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the balance sheet.

Note 14.    Income Taxes

        Income (loss) before income taxes and the cumulative effect of change in accounting principle and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2003	2002	2001
United States	$(15,420)	$(2,925)	$31,638
Foreign	(11,243)	(7,379)	566

Total income (loss) before taxes	$(26,663)	$(10,304)	$32,204

        The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2003	2002	2001
Federal:
Current payable	$—	$(2,781)	$10,301
Deferred	—	87	(623)

	—	(2,694)	9,678
State:
Current payable	—	—	2,038
Deferred	—	—	(165)

	—	—	1,873
Foreign:
Current payable	2,244	1,780	858
Deferred	—	—	(8)

	2,244	1,780	850

Total provision (benefit) for income taxes	$2,244	$(914)	$12,401

        The tax benefit of approximately $4.1 million associated with dispositions from employee stock plans reduced taxes currently payable in fiscal 2001.

        The provision (benefit) for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
Federal tax at statutory rate	$(9,332)	$(3,606)	$11,271
State income taxes, net of federal benefit	—	—	1,217
Foreign losses not benefited	3,934	2,599	660
Foreign taxes	2,244	—	—
Domestic losses not benefited	5,314	—	—
Research tax credit	—	—	(608)
Other	84	93	(139)

Total provision (benefit) for income taxes	$2,244	$(914)	$12,401

        Approximately $70,000 of our valuation allowance offsets tax benefits associated with dispositions from employee stock plans. Such benefits will be credited to stockholders' equity when realized.

        The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2003	2002
Cumulative temporary differences:
Depreciation and amortization related items	$852	$787
Non-deductible accrued expenses	1,179	696
Accrued compensation benefit	332	317
Deferred revenue	231	383
State taxes	—	—
Other, net	1	38
Tax credit carry forward	5,931	2,313
State and foreign net operating loss carry forward	6,714	707

Total deferred income tax asset	15,240	5,241
Valuation allowance	(15,240)	(1,997)

Net deferred income tax asset	$—	$3,244

        We have federal, state and foreign net operating loss carry forwards of approximately $13.3 million, $18.8 million, and $27.6 million at June 30, 2003. The net operating loss carry forwards expire beginning in the year 2010. There are federal research credits of approximately $2.4 million that will expire beginning in 2020, if not utilized. We also have state research and investment tax credits of approximately $2.0 million and $170,000 at June 30, 2003. The research credits have no expiration date but the investment credits begin to expire in 2006. Federal foreign tax credit carry forwards also exist of $1.4 million, which expire beginning in 2007, if not utilized.

        Utilization of the federal and state net operating losses and tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 15.    Stockholders' Equity

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

        Stock Reacquisition.    In fiscal 2003, we reacquired 115 shares of our Class B common stock for zero dollars. In fiscal 2002, we reacquired 5,631 shares of our Class B common stock for zero dollars. In fiscal 2001, we reacquired 5,317 shares of our Class A common stock for approximately $248,000 and 6,298 shares of our Class B common stock for zero dollars. The Class A shares were reacquired in payment of taxes due by an employee's exercise of restricted stock. The Class B shares were reacquired due to forfeiture of unvested restricted stock grants held by Silicon Graphics and associated with MIPS Class B stock due to the dividend distribution effected by Silicon Graphics in June 2000.

        1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the "1998 Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock option grants generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002 vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2002, 2001 and 2000, the number of shares available for issuance increased by approximately 1.6 million, 1.6 million and 1.5 million shares respectively, for a total of approximately 12.7 million shares of Class A common stock reserved under the 1998 Plan. At June 30, 2003, 1,850,476 shares were available for future issuance under the 1998 Plan.

        Directors' Stock Option Plan.    The Directors' Stock Option Plan (the "Director Plan") was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of Class A common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of Class A common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our Class A common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002. Under the new vesting schedule, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director's service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2002, 2001 and 2000, the number of shares available for issuance increased by zero, 40,000, and 100,000 shares respectively, for a total of 820,000 shares of Class A common stock reserved under the Director Plan. As of June 30, 2003, 470,000 shares were available for future issuance under the Director Plan.

        Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999 and as amended in January 2000 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our Class A common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the Class A common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our Class A common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2002, 2001, and 2000, the number of shares available for issuance increased by approximately 196,000, 197,000, and 200,000 shares, respectively, for a total of approximately 1.4 million shares of Class A common stock reserved under the Purchase Plan. At June 30, 2003, 1.3 million shares had been issued under the Purchase Plan and 50,781 shares were reserved for future issuance.

        2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants generally vest over a 50-month period with 2% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2003, 384,554 shares were available for future issuance under the 2002 Plan.

        Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan"), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our Class A common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our Class A common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2003, 20,947 shares had been issued under the Supplemental Purchase Plan and 39,053 shares were reserved for future issuance.

        Activity under our 1998 Long-Term Incentive Plan, Directors' Stock Option Plan and 2002 Non-Qualified Stock Option Plan are summarized as follows:

		Outstanding Options
	Shares available for Grants	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2000	1,550,114	6,105,134	$20.97

Additional shares authorized for issuance	1,636,161	—	—
Options granted	(2,610,510)	2,610,510	$26.33
Options exercised	—	(417,453)	$14.95
Options canceled	543,055	(543,055)	$23.86

Balance at June 30, 2001	1,118,820	7,755,136	$22.89

Additional shares authorized for issuance	2,597,580	—	—
Options granted	(7,761,921)	7,761,921	$9.11
Options exercised	—	(1,792)	$12.00
Options canceled	5,703,397	(5,703,397)	$24.03

Balance at June 30, 2002	1,657,876	9,811,868	$11.33

Additional shares authorized for issuance	1,568,439
Options granted	(2,393,100)	2,393,100	$2.47
Options exercised	—	—	—
Options canceled	1,871,815	(1,871,815)	$9.44

Balance at June 30, 2003	2,705,030	10,333,153	$9.62

        Additional information about outstanding options to purchase Class A common stock held by our optionees at June 30, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.03-$2.95	2,218,580	9.43	$2.45	292,646	$2.59
$7.70-$8.01	3,116,503	8.82	$7.99	1,475,439	$8.00
$8.05-$13.19	3,114,810	7.01	$10.07	2,278,675	$10.64
$13.98-$37.25	1,883,260	6.39	$20.04	1,419,051	$21.09

$2.03-$37.25	10,333,153	7.96	$9.62	5,465,811	$12.21

        Grant Date Fair Values.    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $2.09 per share during fiscal 2003, $7.71 per share during fiscal 2002, and $22.43 per share during fiscal 2001. The weighted average estimated fair value of shares granted under our stock purchase plan was $2.05 per share during fiscal 2003, $6.96 per share during fiscal 2002, and $18.66 per share during fiscal 2001.

        The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the activity under our stock option plans:

	Employee Stock Options Years Ended June 30,			Stock Purchase Plan Shares Years Ended June 30,
	2003	2002	2001	2003	2002	2001
Expected life (in years)	4.5-5.0	5.0	5.0	0.5	0.5	0.5
Risk-free interest rate	3.01%-3.33%	3.16%	4.60%	1.42%-1.92%	3.00%	6.00%
Expected volatility	0.99-1.01	0.99	0.95	0.71-1.19	0.90	1.10
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

        2001 Stock Option Exchange Program.    In October 2001, we implemented a stock option exchange program because many of our then outstanding options had exercise prices that were significantly higher than the current market price of our common stock. By making this offer, we intended to maximize stockholder value by creating better performance incentives for, and thus increasing retention of, our employees. Under the program, each employee who held outstanding options to purchase shares of Class A common stock under the 1998 Plan was provided the opportunity to exchange that option for a new option under the 1998 Plan for the same number of shares to be granted not sooner than six months and one day after the date of the cancellation of the submitted options. Employees were required to exchange any options granted within six months and a day prior to the offer date to be able to participate in the option exchange program. For certain of our executive officers, including all of the named executive officers, the exercise price of the replacement options was to be equal to the higher of the closing price of our common stock on the grant date of the replacement options or the closing price on the date of cancellation. The replacement options have an immediate vesting of 12% of the shares on the date of grant with the remaining shares vesting in equal monthly installments over 36 months.

        On November 15, 2001, we accepted for exchange and cancellation options to purchase an aggregate of 4,471,121 shares of the company's Class A common stock representing 50.2% of the options eligible to be tendered and cancelled under the program. On May 17, 2002, we granted new options to purchase an aggregate of 4,391,121 shares of the company's Class A common stock to replace the eligible options that had been tendered and cancelled under the program. The exercise price per share for the new options was $8.01; the last reported trading price of the company's Class A common stock on the grant date. For certain of our executive officers, including all of the named executive officers that participated, the exercise price per share for the new options was $8.31, the closing price of our common stock on the date of cancellation.

Note 16.    Related Party Transactions

        Our executive, administrative and technical offices occupied space in a building, which was subleased from Silicon Graphics in Mountain View, California until the sublease terminated on May 31, 2002. Rent expense paid to Silicon Graphics was zero in fiscal 2003, $1,492,000 in fiscal 2002, and $1,254,000 in fiscal 2001. We signed a new lease agreement directly with the landlord effective June 1, 2002.

Note 17.    Contingencies

        On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup Denmark. Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our Class A common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

        The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our Class A common stock shares over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option.

        Our Swiss subsidiary intends to defend itself vigorously in these matters. Presently, we are unable to assess the probability that this suit will result in a material loss to MIPS AG or us. There is considerable uncertainty in Danish law about the legal issues in dispute. Further, the amount of any loss would presumably depend on the future price of shares of our Class A common stock.

        From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable, or that litigation will not ensue.

Note 18.    Industry and Geographic Segment Information

        Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2003	2002	2001
United States	$18,440	$23,523	$32,245
Japan	9,520	14,784	38,422
Pacific Rim	6,850	1,575	998
Europe	2,937	4,197	11,221
Rest of World	1,343	3,682	2,023

Total revenue	$39,090	$47,761	$84,909

        Our long-lived assets by geographic area are as follows (in thousands):

	June 30,
	2003	2002	2001
United States	$10,942	$11,112	$5,705
Japan	207	263	343
Pacific Rim	33	28	—
Europe	1,907	5,932	3,702
Rest of World	11	11	—

Total long lived assets	$13,100	$17,346	$9,750

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures

  (a.)
  The Securities and Exchange Commission defines the term "disclosure controls and procedures" to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

  (b.)
  During the quarter ended June 30, 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information concerning our directors is incorporated by reference to the information in the section entitled "Proposal No.1—Election of Directors" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

        Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management "in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Equity Compensation Plan Information

        We maintain the 1998 Long-Term Incentive Plan, Directors' Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 15 of our Notes to Financial Statements. The following table presents information about these plans as of June 30, 2003.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	9,717,707	$9.73	2,371,257	(2)
Equity compensation plans not approved by security holders	615,446	$8.01	423,607	(3)
Total	10,333,153	$9.62	2,794,864

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

(2)
Of these shares, 1,850,476 shares remain available for grant under the 1998 Long-Term Incentive Plan, 470,000 shares remain available for grant under the Directors' Stock Option Plan, and 50,781 shares remain available for purchase under the Employee Stock Purchase Plan.

(3)
Of these shares, 384,554 shares remain available for grant under the 2002 Non-Qualified Option Plan and 39,053 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions.

        Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

Item 14.    Principal Accountant Fees and Services.

        Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled "Fees Paid To The Independent Auditors" in our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2003.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *
10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *
10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *
10.8	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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
10.14
Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
Date: September 23, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 23, 2003
/s/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 23, 2003
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 23, 2003
/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 23, 2003
/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director	September 23, 2003
/s/ BENJAMIN HOROWITZ Benjamin Horowitz	Director	September 23, 2003
/s/ WILLIAM M. KELLY William M. Kelly	Director	September 23, 2003

Exhibit No.	Index of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).
3.3	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.1 to the Company's Form 8-A12G/A filed on September 15, 2000).
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
10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *
10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *
10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *
10.8	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002).
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Director's Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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
10.14
Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2002).
23.1	Consent of Ernst & Young LLP, Independent Auditors.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
MIPS TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES