Form 10-Q
period 2003-09-30
MIPS TECHNOLOGIES INC
filed 2003-11-12
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2003

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

Registrant’s telephone number, including area code: (650) 567-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).   Yes ☐   No ☒

As of October 31, 2003, the number of outstanding shares of the Registrant’s Class A common stock, $.001 par value, was 15,777,130.  As of October 31, 2003, the number of outstanding shares of the Registrant’s Class B common stock, $.001 par value, was 25,057,715.

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,692	$83,839
Short-term investments	4,975	—
Accounts receivable, net	4,010	4,762
Prepaid expenses and other current assets	2,603	3,648
Total current assets	85,280	92,249
Equipment and furniture, net	5,607	4,202
Intangible assets, net	3,621	3,769
Other assets	3,590	5,129
	$98,098	$105,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$523	$504
Accrued liabilities	9,034	10,977
Deferred revenue	2,248	2,592
Total current liabilities	11,805	14,073
Long-term liabilities	2,496	1,900
	14,301	15,973

Stockholders’ equity:
Common stock	40	40
Additional paid-in capital	180,518	180,504
Accumulated other comprehensive income	711	702
Deferred compensation	(1,176)	(1,337)
Accumulated deficit	(96,296)	(90,533)
Total stockholders’ equity	83,797	89,376
	$98,098	$105,349

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

Three Months Ended September 30,

	2003	2002
Revenue:
Royalties	$5,088	$3,533
Contract revenue	5,325	5,909
Total revenue	10,413	9,442
Costs and expenses:

Research and development	8,144	8,507
Sales and marketing	2,796	3,243
General and administrative	1,644	1,831
Acquired in-process research and development	—	394
Restructuring	3,233	—
Total costs and expenses	15,817	13,975
Operating loss	(5,404)	(4,533)
Other income, net	208	655
Loss before income taxes	(5,196)	(3,878)
Provision for income taxes	567	—
Net loss	$(5,763)	$(3,878)

Net loss per basic and diluted share	$(0.14)	$(0.10)

Shares used in computing net loss per basic and diluted share	40,172	39,619

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2003	2002

Operating activities:
Net loss	$(5,763)	$(3,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,002	1,182
Acquired in-process research and development	—	394
Amortization of intangibles	308	651
Other non-cash charges	(3)	(23)
Changes in operating assets and liabilities:
Accounts receivable	752	3,310
Accounts payable	19	(567)
Other assets and liabilities, net	905	228
Net cash provided by (used in) operating activities	(2,780)	1,297

Investing activities:
Purchases of short-term investments	(4,975)	(5,000)
Capital expenditures	(2,410)	(334)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	—	(1,265)
Payment related to purchase of intangible assets in a prior period	—	(900)
Net cash used in investing activities	(7,385)	(7,499)

Financing activities:
Net proceeds from issuance of common stock	15	—
Loan repayment	—	(302)
Net cash provided by (used in) financing activities	15	(302)
Effect of exchange rate on cash and cash equivalents	3	2
Net decrease in cash and cash equivalents	(10,147)	(6,502)
Cash and cash equivalents, beginning of period	83,839	90,712
Cash and cash equivalents, end of period	$73,692	$84,210

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.   Description of Business and Basis of Presentation

Formation of MIPS Technologies, Inc. (MIPS).  MIPS Technologies, Inc.’s predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of reduced instruction set computing, or RISC, processors for the computer systems and embedded markets. Silicon Graphics, Inc. (Silicon Graphics) adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992.  Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics’ workstations and servers.   In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997 Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2003 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.  However, we believe that the disclosures are adequate to make the information presented not misleading.  The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2003, included in our 2003Annual Report on Form 10-K.

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

Revenue Recognition.  We derive revenue from license fees for the transfer of proven and reusable intellectual property components or engineering services.  We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee.  Generally, these payments include a nonrefundable technology license fee for currently available technology, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop.  The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements.  In addition, these agreements also include royalty payments, which are payable upon sale of a licensee’s product incorporating our licensed technology, and maintenance and limited support fees.  We classify all revenue that involves the sale of a licensee’s products as royalty revenue.  Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is in the quarter following the sale of the licensee’s product to its customer.  We classify all revenue that does not involve the sale of a licensee’s products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue.  Consistent with Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer.  Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method limited to the amount of milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort.  We regularly review and if necessary, revise, the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties.  To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred.  Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred.  To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support.  No other upgrades, products or other post-contract support are provided.  These arrangements are renewable annually by the customer.  Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance.   Revenue from these arrangements was $760,000 for the three-month period ending September 30, 2003 and $1.1 million for the three-month period ending September 30, 2002.   When we provide a combination of products and services to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after July 1, 2003.  EITF 00-21 addresses certain aspects of accounting for arrangements under which we will perform multiple revenue generating activities.  Application of EITF 00-21 did not have a material effect on our consolidated financial position or results of operations.

Cash and Cash Equivalents and Short-term Investments.  Cash and cash equivalents consists mainly of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition.  Short-term investments consist mainly of financial instruments that have original maturities of one year or less.  The fair values of cash and cash equivalents and short-term investments approximates their recorded value at September 30, 2003 and June 30, 2003.

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

Stock-Based Compensation.   We have adopted the disclosure requirements of Statement on Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure.  As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).  As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan.  For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date.  Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $160,000 for the three-month period ending September 30, 2003 and  $107,000 for the three-month period ending September 30, 2002.

Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123.  For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

Our pro forma information is as follows for the three-month period ending September 30, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended September 30,
	2003	2002
Net loss, as reported	$(5,763)	$(3,878)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	160	107
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax related effects	2,365	6,380
Proforma net loss	$(7,968)	$(10,151)
Basic and diluted net loss per share:
As reported	$(0.14)	$(0.10)
Pro forma	$(0.20)	$(0.26)

Note 2.  Computation of Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2003	2002
Numerator:
Net loss	$(5,763)	$(3,878)
Denominator:
Weighted-average shares of common stock outstanding	40,558	39,628
Less: Weighted-average shares subject to repurchase	(386)	(9)
Shares used in computing net loss per basic and diluted share	40,172	39,619
Net loss per basic and diluted share	$(0.14)	$(0.10)

Note 3.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.  Total comprehensive loss for the first three months of fiscal 2004 was $5.8 million and total comprehensive loss for the comparable period in the prior year was $3.8 million.

Note 4.  Acquisition

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

The 520,000 shares of our common stock that were granted to the Algorithmics shareholder-employees vest over a three-year period beginning on the purchase agreement consummation date.  Vesting of these shares depends upon each employee’s continued employment with us and any unvested shares are forfeited upon such employee’s termination of employment with us.  Therefore, we did not include the value of these shares in the purchase price allocation calculation, but rather allocated their value to unearned compensation.  The fair value of our shares of $1.9 million was determined based on the quoted closing price of such shares on the agreement consummation date.   As of September 30, 2003, approximately $749,000 of the deferred compensation related to these stock shares had been expensed.

We recorded net tangible assets of $330,000, intangible assets of $238,000 and goodwill of $248,000 upon completion of the acquisition.  Additionally, a charge of $394,000 for purchased in-process research and development expenses was recorded upon completion of the acquisition of the technology because technological feasibility of the acquired technology had not been established and no future alternative uses existed.  The value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

Note 5.  Purchased Intangible Assets

All of our purchased intangible assets, except goodwill, are subject to amortization.  Purchased intangible assets subject to amortization consisted of the following as of September 30, 2003 and June 30, 2003 (in thousands):

	September 30, 2003			June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(50)	$36	$86	$(39)	$47
Core/patent technology	4,176	(839)	3,337	4,176	(702)	3,474
Purchased intangible assets	$4,262	$(889)	$3,373	$4,262	$(741)	$3,521

Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited as discussed in Note 4, was $248,000 as of September 30, 2003 and June 30, 2003.

The estimated future amortization expense of purchased intangible assets as of September 30, 2003 is approximately $444,000, $553,000, $549,000, $549,000 and $549,000 for the remaining nine months of fiscal 2004 and for fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $727,000 for years following fiscal 2008.  Amortization expense for purchased intangible assets was $148,000 in the first quarter of fiscal 2004 and $258,000 in the first quarter of fiscal 2003.

Note 6.  Restructuring Charge

We recorded restructuring charges in fiscal 2003 and the first quarter of fiscal 2004 related to two actions taken in fiscal 2003.

October 2002 Restructuring Activities.  In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom.  We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses.  These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs.  The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.  The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  All employees had been terminated as of June 30, 2003.

A summary of the October 2002 restructuring activities as of September 30, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(22)	—	—	(10)	(32)
Non-cash write-offs	—	(174)	—	—	—	(174)

Balance at September 30, 2003	$—	$2,417	$—	$—	$19	$2,436

The $1.7 million charge, recorded in the second quarter of fiscal 2003, for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately  $4.7 million.  We had engaged two external local real estate professionals to provide an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market.  Based on the input from these real estate professionals, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period.  We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million.   During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information from real estate professionals on market conditions in Denmark, received subsequent to the first quarter of fiscal 2004.  We estimate that an additional 18 months from March 2004 will elapse before we may be able to sublease the facility, and that the amount of sublease income during the remainder of the lease term will be $3.4 million.  These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million.  The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment.  These market conditions have fluctuated greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties.  We expect that market conditions will continue to fluctuate in the future, and we assess these conditions on a quarterly basis. We may be required to record significant additional charges in future periods if we revise our assumptions or if our actual experience in subleasing our Denmark facility is not consistent with our assumptions.

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

May 2003 Restructuring Activities.  In the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses consistent with our revenue projections.  The plan included the termination of approximately 57 regular employees and contractors or approximately one-third of our workforce at that time including plans to cease further internal development of custom processor cores at the end of the first quarter of fiscal 2004.  These activities resulted in a restructuring charge of approximately $2.6 million in fiscal 2003, which mainly consisted of employee severance costs.  These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  As of June 30, 2003, 23 employees had been terminated under this activity and the remaining 34 employees and contractors were terminated during the first quarter of fiscal 2004.

A summary of the May 2003 restructuring activities as of September 30, 2003 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial charge in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,952)	(40)	—	(3)	(3,995)

Balance at September 30, 2003	$30	$—	$—	$18	$48

The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, the substantial majority of which were paid during the quarter.  The remaining payments under this plan are expected to be made by December 31, 2003.

Note 7.  Interest Income

Interest income reported under Other income, net was $201,000 in the first quarter of fiscal 2004 and $571,000 in the first quarter of fiscal 2003.

Note 8.  Contingencies

On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup, Denmark. Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our Class A common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

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

Note 9.  Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables.  EITF Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities.  EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting and provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting.  EITF Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company.  Finally, EITF Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement.  The provisions of EITF Issue 00-21 applies to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  Adoption of EITF Issue 00-21 did not have a material impact on our results of operation or financial position.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. These forward-looking statements within this Quarterly Report on Form 10-Q that address our expectations for future levels of operating expenses as well as other expenses are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

For a discussion of our critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2003.

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

We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop.  The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements.  Consistent with Staff Accounting Bulletin No. 101– Revenue Recognition in Financial Statements, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments.  Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

Total revenue for the first quarter of fiscal 2004 was $10.4 million compared to $9.4 million for the comparable period in fiscal 2003.  Royalties for the first quarter of fiscal 2004 were $5.1 million compared to $3.5 million for the comparable period in fiscal 2003.  The increase in royalties in the first quarter was due primarily to an increase of $1.0 million in royalties from new customers, since our initial public offering in June 1998, shipping products incorporating our technology.   In addition, we recognized $500,000 in royalties related to a technology license agreement that expired in the first fiscal quarter of 2004 that included a prepaid royalty balance. Contract revenues for the first quarter of fiscal 2004 were $5.3 million compared to $5.9 million for the same period in fiscal 2003. The decrease in contract revenues was primarily due to a decline of $1.0 million in fees generated from engineering services contracts for technology under development offset in part by an increase of $450,000 in fees generated from new and existing license agreements for developed technology. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior period.  The increase in fees for developed technology was primarily due to subsequent per use fees generated from existing license agreements.

Cost of Contract Revenue. Our cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we have licensed from third parties.  Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

Cost of contract revenue for the first quarter of both fiscal 2004 and fiscal 2003 was zero.  We expect that in future periods cost of contract revenue will continue to be immaterial.

Research and Development.  Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

Research and development expenses for the first quarter of fiscal 2004 were $8.1 million compared with research and development expenses of $8.5 million for the comparable period in fiscal 2003.  The decrease in research and development expenses was primarily due to a decrease of $1.6 million as a result of the closure of our Denmark design center in December 2002 and the consolidation of our research and development activities into our California and United Kingdom locations, offset in part by (i) a net increase of $1.1 million in computer aided design tool costs, primarily related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003 and (ii) an increase of $140,000 in spending on outside testing services related to the final tapeout of cores under development.  We expect our research and development expenses to decline by a total of 25% to 30% over the next few quarters beginning in our second fiscal quarter as a result of the termination of our custom core development effort completed at the end of September 2003, pursuant to our May 2003 restructuring activities.

Sales and Marketing.  Sales and marketing expenses for the first quarter of fiscal 2004 were $2.8 million compared to $3.2 million for the comparable period in fiscal 2003. The decrease in sales and marketing expenses was primarily due to a reduction in salary expense of $625,000 as a result of the restructuring actions implemented in fiscal 2003, offset in part by an increase of $202,000 due to higher spending on third party software development tools.  We expect that our sales and marketing expenses will remain relatively constant over the next few quarters.

General and Administrative.  General and administrative expenses for the first quarter of fiscal 2004 were $1.6 million compared to $1.8 million for the comparable period in fiscal 2003. The decrease in general and administrative expenses was primarily due to a reversal of a bad debt allowance of $177,000 as we were able to collect an outstanding receivable that had previously been determined to be uncollectable, and a reduction in salary expense of $100,000 which reflects a savings from the restructuring action implemented in the fourth quarter of fiscal 2003, offset by an increase in expenses for outside legal fees of $80,000.  We expect that our general and administrative expenses will remain relatively constant over the next few quarters.

Acquired In-Process Research and Development.   In July 2002, we completed the acquisition of Algorithmics Limited, a United Kingdom-based tool chain company, and an affiliated company, DFS3 Limited, for cash and stock consideration.   We recorded a charge in the first quarter of fiscal 2003 of $394,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed.  The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

Restructuring. We recorded restructuring charges in fiscal 2003 and the first quarter of fiscal 2004 related to two actions taken in fiscal 2003.

October 2002 Restructuring Activities.  In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom.  We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses.  These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs.  The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity.  The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  All employees had been terminated as of June 30, 2003.

A summary of the October 2002 restructuring activities as of September 30, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(22)	—	—	(10)	(32)
Non-cash write-offs	—	(174)	—	—	—	(174)

Balance at September 30, 2003	$—	$2,417	$—	$—	$19	$2,436

The $1.7 million charge, recorded in the second quarter of fiscal 2003, for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately  $4.7 million.  We had engaged two external local real estate professionals to provide an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market.  Based on the input from these real estate professionals, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period.  We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million.   During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information from real estate professionals on market conditions in Denmark, received subsequent to the first quarter of fiscal 2004.  We estimate that an additional 18 months from March 2004 will elapse before we may be able to sublease the facility and that the amount of sublease income during the remainder of the lease term will be $3.4 million.  These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million.  The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. These market conditions have fluctuated greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties.  We expect that market conditions will continue to fluctuate in the future, and we assess these conditions on a quarterly basis. We may be required to record significant additional charges in future periods if we revised our assumptions or if our actual experience in subleasing our Denmark facility is not consistent with our assumptions.

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

May 2003 Restructuring Activities.  In the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses consistent with our revenue projections.  The plan included the termination of approximately 57 regular employees and contractors or approximately one-third of our workforce at that time including plans to cease further internal development of custom processor cores at the end of the first quarter of fiscal 2004.  These activities resulted in a restructuring charge in fiscal 2003 of approximately $2.6 million, which mainly consisted of employee severance costs.  These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  As of June 30, 2003, 23 employees had been terminated under this activity and the remaining 34 employees and contractors were terminated during the first quarter of fiscal 2004.

A summary of the May 2003 restructuring activities as of September 30, 2003 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial restructuring charges in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,952)	(40)	—	(3)	(3,995)

Balance at September 30, 2003	$30	$—	$—	$18	$48

The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, the substantial majority of which were paid during the quarter.  The remaining payments under this plan are expected to be made by December 31, 2003.

Other Income, Net.  Other income, net, for the first quarter of fiscal 2004 was $208,000 compared to $655,000 for the comparable period in fiscal 2003. The decrease in other income was primarily due to a decline in interest income resulting from lower interest rates and lower investment balances.

Income Taxes.  We recorded an income tax provision of $567,000 for the first quarter of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. No income taxes were recorded for the first quarter of fiscal 2003. The tax provision for the first quarter of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to our inability to benefit our current operating losses.  The estimated annual effective tax rate for the first quarter of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which we can claim benefit offset by current year foreign income taxes.

Financial Condition

At September 30, 2003, we had cash and cash equivalents of $73.7 million and total working capital of $73.5 million.

Our operating activities used net cash of $2.8 million for the three months ended September 30, 2003 compared to net cash provided of $1.3 million for the comparable period in the prior year.  For the three-month period ended September 30, 2003, the amount of our net loss of $5.8 million was partially offset by non-cash charges, primarily depreciation of $1.0 million and amortization of intangibles of $308,000 and by decreases in accounts receivable, prepaid and other assets and accrued liabilities.  The decrease in accounts receivable of $752,000 was due to collection of a large receivable outstanding at June 30, 2003 offset in part by receivables from new agreements during the quarter.  The decrease in prepaids and other assets of $2.6 million was due to the receipt of an income tax receivable, annual amortization of prepaid insurance, and amortization of our time-based computer-aided design tool licenses.  The decrease in accruals of $1.7 million was primarily due to payment of our annual business insurance policy of $1.3 million, lower employee compensation accruals due to fewer employees at the end of the quarter, and payment of accrued restructuring costs due to the termination of employees during the quarter, partially offset by an additional accrual of $1.4 million related to the closure of our Denmark facility.  Restructuring charges are expected to be funded by available cash, and could result in cash expenditures through March 2010, the termination of our Denmark facility lease.

During the three-month period ended September 30, 2002, net cash provided by operating activities consisted mainly of our net loss of $3.9 million, offset by decreases in accounts receivable of $3.3 million, and prepaid and other assets of $1.7 million, accruals of $1.7 million and by non-cash depreciation and amortization charges of $1.2 million and $651,000 in amortization of intangibles.  The decrease in accounts receivable was a result of completing fewer licensing agreements during the quarter.  Prepaid and other assets decreased due to amortization of our annual business insurance in addition to amortization on our computer-aided design time-based licenses.  The decrease in accruals was primarily due to payment of our annual business insurance policy of $1.4 million.

Net cash used in investing activities was $7.4 million for the three months ended September 30, 2003 compared to $7.5 million for the comparable period in the prior year.  Net cash used in investing activities during the three-month period ended

September 30, 2003 included purchases of short-term investments of $5.0 million as well as $2.4 million in purchases of equipment and computer-aided design tools used in our development activities.   Net cash used in investing activities for the three-month period ended September 30, 2002 included purchases of $5.0 million in short-term investments as well as $1.3 million used in the acquisition of Algorithmics, Limited, and a $900,000 payment related to the purchase of intangible assets in a prior period, along with $334,000 in purchases of equipment and computer-aided design tools used in development.  Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer-aided design tools used in development.

Net cash provided by financing activities was $15,000 for the three months ended September 30, 2003 compared to net cash used of $302,000 for the comparable period in the prior year.  Net cash provided by financing activities during the three-month period ended September 30, 2003 was attributable to purchases under our employee stock plans.   Net cash used in the three-month period ended September 30, 2002 resulted from the repayment of a loan, which was assumed in connection with the Algorithmics Limited acquisition.

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•                        the cost, timing and success of product development efforts;

•                        the level and timing of contract revenues and royalties;

•                        the cost of maintaining and enforcing patent claims and other intellectual property rights and other litigation;

•                        level and timing of restructuring activities; and

•                        whether we complete any acquisitions.

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

The success of our business depends on maintaining and growing our contract revenue. In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges.  As expected, these royalties have declined substantially and are now insignificant.  We expect our future growth will depend in large part on our ability to expand our contract revenue, which consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development.  However, contract revenue declined in fiscal 2002, fiscal 2003 and the first quarter of fiscal 2004.  While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow.  Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period.  If we cannot maintain or grow our contract revenue, our results of operations will be adversely affected.

If we don’t compete effectively in the market for embedded processors, our business will be adversely affected.  Competition in the market for embedded processors is intense.  Our products compete with those of other designers and developers of processors and cores, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications.  In addition, we may face competition from the producers of unauthorized MIPS-based clones and non-RISC based technology designs. The market for embedded processors has recently faced downward pricing pressures on products.  We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

Our failure to adequately address these risks could render our existing processor, core and related designs obsolete and adversely affect our business, results of operations and financial condition.  In addition, we cannot assure you that we will have the financial and other resources necessary to develop processor, core and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue sufficient to cover or exceed the costs of development.

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

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.  In both the first and second quarters of fiscal 2003 and the second quarter of fiscal 2002, we acquired certain core and developed technologies and patent and patent applications, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill.   We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.  In the second quarter of fiscal 2003, we recorded an impairment charge of $1.2 million for purchased developed technology acquired in December 2001.  We recorded additional research and development expenses of $696,000 in the fourth quarter of fiscal 2003 and $1.3 million in the first quarter of fiscal 2004 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment.  We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future.

We may incur additional restructuring charges in the future, which could harm our results of operations.  During fiscal 2003, we completed a restructuring plan and announced another restructuring plan. In the second quarter of fiscal 2003, we announced the closure of our Denmark design center and reorganized our sales and marketing functions, which resulted in our recording of a restructuring charge of  $7.6 million. Included in this restructuring charge was an accrual for an estimated charge for vacating our Denmark facilities.  Rental property market conditions have fluctuated greatly in the past, and we expect that these will continue to fluctuate in the future, due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties.  If as a result of changes in these conditions, we determine that the facilities restructuring accrual is insufficient, we would be required to take an additional charge, such as the restructuring charge of $1.4 million we recorded in the first quarter of fiscal 2004 for a reduction in the estimated amount of sublease income.   In addition, in the fourth quarter of fiscal 2003, we announced a plan intended to reduce our operating expenses, including terminating approximately one-third of our workforce.  These activities resulted in a charge of approximately $2.6 million in fiscal 2003.  An additional charge of $1.8 million was incurred during the first quarter of fiscal 2004 upon termination of our custom core development effort at the end of September 2003.   These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations.  If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. Any restructuring charges could harm our results of operations.

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

We are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers located outside the United States.  To date, substantially all of our revenue from international customers has been denominated in U.S. dollars.  Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

ITEM 4.  CONTROLS AND PROCEDURES

(a.)  The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)  During the quarter ended September 30, 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                Exhibits

31.1                                             Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                                             Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                                             Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2               Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)               Reports on Form 8-K

                                                      None

ITEMS 1,2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc. a Delaware corporation

	By:	/s/ KEVIN C. EICHLER
Kevin C. Eichler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: November 11, 2003