Form 10-Q
period 2003-12-31
MIPS TECHNOLOGIES INC
filed 2004-02-12
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X ] No [ ]

        As of January 30, 2004, the number of outstanding shares of the Registrant’s common stock, $.001 par value, was 40,861,388.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 5. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2003	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,467	$83,839
Short-term investments	19,957	—
Accounts receivable, net	2,603	4,762
Prepaid expenses and other current assets	1,815	3,648

Total current assets	87,842	92,249
Equipment and furniture, net	4,817	4,202
Intangible assets, net	3,472	3,769
Other assets	3,383	5,129

	$99,514	$105,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$618	$504
Accrued liabilities	9,181	10,977
Deferred revenue	3,084	2,592

Total current liabilities	12,883	14,073
Long-term liabilities	1,518	1,900

	14,401	15,973
Stockholders' equity:
Common stock	40	40
Additional paid-in capital	181,001	180,504
Accumulated other comprehensive income	906	702
Deferred compensation	(1,016)	(1,337)
Accumulated deficit	(95,818)	(90,533)

Total stockholders' equity	85,113	89,376

	$99,514	$105,349

See accompanying notes.

MIPS TECHNOLOGIES, INC.CONDENSED
CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Revenue:
Royalties	$5,925	$4,134	$11,013	$7,667
Contract revenue	4,763	6,244	10,088	12,153

Total revenue	10,688	10,378	21,101	19,820
Costs and expenses:
Cost of contract revenue	—	250	—	250
Research and development	5,471	9,107	13,615	17,614
Sales and marketing	2,540	3,859	5,336	7,102
General and administrative	2,023	2,015	3,666	3,846
Acquired in-process research and development	—	—	—	394
Restructuring	—	7,634	3,233	7,634

Total costs and expenses	10,034	22,865	25,850	36,840

Operating income (loss)	654	(12,487)	(4,749)	(17,020)
Other income (expense), net	107	(916)	315	(261)

Income (loss) before income taxes	761	(13,403)	(4,434)	(17,281)
Provision for income taxes	284	856	852	856

Net income (loss)	$477	$(14,259)	$(5,286)	$(18,137)

Net income (loss) per basic share	$0.01	$(0.36)	$(0.13)	$(0.46)

Net income (loss) per diluted share	$0.01	$(0.36)	$(0.13)	$(0.46)

Shares used in computing net income (loss) per basic share	40,400	39,421	40,286	39,311

Shares used in computing net income (loss) per diluted share	42,679	39,421	40,286	39,311

See accompanying notes.

MIPS TECHNOLOGIES, INC.CONDENSED
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended December 31,
	2003	2002
Operating activities:
Net loss	$(5,286)	$(18,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,876	2,296
Restructuring costs	—	2,478
Write-off of investment in a privately-held company	—	1,414
Acquired in-process research and development	—	394
Amortization of intangibles	620	740
Other non-cash charges	(66)	(17)
Changes in operating assets and liabilities:
Accounts receivable	2,159	3,761
Accounts payable	114	1,027
Other assets and liabilities, net	2,128	5,311

Net cash provided by (used in) operating activities	1,545	(733)
Investing activities:
Purchases of short-term investments	(19,917)	(10,000)
Maturities of short-term investments	—	10,000
Capital expenditures	(2,494)	(840)
Purchases of intangible assets	—	(1,100)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	—	(1,265)
Payment related to purchase of intangible assets in a prior period.	—	(900)

Net cash used in investing activities	(22,411)	(4,105)
Financing activities:
Net proceeds from issuance of common stock	495	567
Loan repayment	—	(302)

Net cash provided by (used in) financing activities	495	265
Effect of exchange rate on cash and cash equivalents	(1)	2

Net decrease in cash and cash equivalents	(20,372)	(4,571)
Cash and cash equivalents, beginning of period	83,839	90,712

Cash and cash equivalents, end of period	$63,467	$86,141

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.   Description of Business and Basis of Presentation

        Formation of MIPS Technologies, Inc. (MIPS).   MIPS Technologies, Inc.‘s predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was engaged in the design and development of reduced instruction set computing, or RISC, processors for the computer systems and embedded markets. Silicon Graphics, Inc. (Silicon Graphics) adopted the MIPS architecture for its computer systems in 1988 and acquired MIPS Computer Systems, Inc. in 1992. Following the acquisition, Silicon Graphics continued the MIPS processor business through its MIPS Group (a division of Silicon Graphics), which focused primarily on the development of high-performance processors for Silicon Graphics’ workstations and servers. In order to increase the focus of the MIPS Group on the design and development of processor applications dedicated to the embedded market, in December 1997 Silicon Graphics initiated a plan to separate the business of the MIPS Group from its other operations.

        In April 1998, our Board of Directors approved a transaction pursuant to which Silicon Graphics transferred to us the assets and liabilities related to the design and development of processor intellectual property for embedded market applications. From the closing of our initial public offering on July 6, 1998, until June 20, 2000, we were a majority owned subsidiary of Silicon Graphics. On June 20, 2000, Silicon Graphics distributed all of its remaining interest in MIPS in the form of a stock dividend to its stockholders.

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

        Revenue Recognition.   We derive revenue from license fees for the transfer of proven and reusable intellectual property components or engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee for currently available technology, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee’s product incorporating our licensed technology, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is in the quarter following the sale of the licensee’s product to its customer. We classify all revenue that does not involve the sale of a licensee’s products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue. Consistent with Staff Accounting Bulletin No. 101 — Revenue Recognition in Financial Statements, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method limited to the amount of milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and if necessary, revise, the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

        Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from these arrangements for the second quarter of fiscal 2004 were $739,000 and for the first six months of fiscal 2004 were $1.5 million compared to $1.1 million and $2.1 million for the comparable periods in fiscal 2003. When we provide a combination of products and services to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after July 1, 2003. EITF 00-21 addresses certain aspects of accounting for arrangements under which we will perform multiple revenue generating activities. Application of EITF 00-21 did not have a material effect on our consolidated financial position or results of operations.

        Cash and Cash Equivalents and Short-term Investments.   Cash and cash equivalents consists mainly of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less. The fair values of cash and cash equivalents and short-term investments approximates their recorded value at December 31, 2003 and June 30, 2003.

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

        Stock-Based Compensation.   We have adopted the disclosure requirements of Statement on Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 were $160,000 and $321,000 for the three-month and six-month periods ending December 31, 2003 compared to $160,000 and $267,000 for the comparable periods in fiscal 2003.

        Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

        Our pro forma information is as follows for the three-month and six-month periods ending December 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Net income (loss), as reported	$477	$(14,259)	$(5,286)	$(18,137)
Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	160	160	321	267
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax related effects	(5,159)	(7,236)	(7,524)	(13,615)

Pro forma net (loss)	$(4,522)	$(21,335)	$(12,489)	$(31,485)

Basic net income (loss) per share:
As reported	$0.01	$(0.36)	$(0.13)	$(0.46)

Pro forma	$(0.11)	$(0.54)	$(0.31)	$(0.80)

Diluted net income (loss) per share:
As reported	$0.01	$(0.36)	$(0.13)	$(0.46)

Pro forma	$(0.11)	$(0.54)	$(0.31)	$(0.80)

        Reclassifications.   Certain balances in our fiscal 2003 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2004.

Note 2.   Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002
Numerator:
Net income (loss)	$477	$(14,259)	$(5,286)	$(18,137)

Denominator:
Weighted-average shares of common stock outstanding	40,752	39,946	40,655	39,787
Less: Weighted-average shares subject to repurchase	(352)	(525)	(369)	(476)

Shares used in computing net income (loss) per basic share	40,400	39,421	40,286	39,311

Effect of dilutive securities-employee stock options and shares subject to
repurchase	2,279	—	—	—
Shares used in computing net income (loss) per diluted share	42,679	39,421	40,286	39,311

Net income (loss) per basic share	$0.01	$(0.36)	$(0.13)	$(0.46)

Net income (loss) per diluted share	$0.01	$(0.36)	$(0.13)	$(0.46)

Potentially dilutive securities excluded from net income per diluted share
because they are anti-dilutive	6,618	10,454	6,979	10,499

Note 3.   Comprehensive Loss

        Total comprehensive loss includes net loss and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first six months of fiscal 2004 was $5.1 million and total comprehensive loss for the comparable period in the prior year was $17.8 million.

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

        The 520,000 shares of our common stock that were granted to the Algorithmics shareholder-employees vest over a three-year period beginning on the purchase agreement consummation date. Vesting of these shares depends upon each employee’s continued employment with us and any unvested shares are forfeited upon such employee’s termination of employment with us. Therefore, we did not include the value of these shares in the purchase price allocation calculation, but rather allocated their value to unearned compensation. The fair value of our shares of $1.9 million was determined based on the quoted closing price of such shares on the agreement consummation date. As of December 31, 2003, approximately $909,000 of the deferred compensation related to these stock shares had been expensed.

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

Note 5.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of December 31, 2003 and June 30, 2003 (in thousands):

	December 31, 2003			June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(61)	$25	$86	$(39)	$47
Core/patent technology	4,176	(976)	3,200	4,176	(702)	3,474

Purchased intangible assets	$4,262	$(1,037)	$3,225	$4,262	$(741)	$3,521

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited as discussed in Note 4, was $248,000 as of December 31, 2003 and June 30, 2003.

        The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is approximately $296,000, $553,000, $549,000, $549,000 and $549,000 for the remaining six months of fiscal 2004 and for fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $727,000 for years following fiscal 2008. Amortization expense for purchased intangible assets were $148,000 in the second quarter of fiscal 2004 and $296,000 for the first six months of fiscal 2004 compared to $216,000 and $474,000 for the comparable periods in fiscal 2003.

Note 6.   Restructuring Charge

        We recorded restructuring charges in fiscal 2003 and the first quarter of fiscal 2004 related to restructuring activities in October 2002 and May 2003.

        October 2002 Restructuring Activities.   In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees were terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of December 31, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(389)	—	—	(15)	(404)

Balance at December 31, 2003	$—	$2,224	$—	$—	$14	$2,238

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

        A summary of the May 2003 restructuring activities as of December 31, 2003 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial charge in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,982)	(40)	—	(21)	(4,043)

Balance at December 31, 2003	$—	$—	$—	$—	$—

        The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, all of which were paid by December 31, 2003.

Note 7.   Interest Income

        Interest income reported under other income (expense), net was $179,000 in the second quarter of fiscal 2004 and $381,000 for the first six months of fiscal 2004 compared to $355,000 and $925,000 in the comparable periods of fiscal 2003.

Note 8.   Contingencies

        On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup, Denmark. Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $27.16 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

        The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our common stock shares over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option.

        Our Swiss subsidiary intends to defend itself vigorously in these matters. Presently, we are unable to assess the probability that this suit will result in a material loss to MIPS AG or us. There is considerable uncertainty in Danish law about the legal issues in dispute. Further, the amount of any loss would presumably depend on the future price of shares of our common stock.

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

        For the second quarter of fiscal 2004, we recorded a net income of $477,000 and achieved profitability for the first time in nine quarters. Our revenue increased by 3% over the comparable period in fiscal 2003 due to a 43% increase in royalties. The increase in royalties was generated by a significant growth in royalties from license agreements signed since our 1998 initial public offering as a result of more of these customers beginning to ship products incorporating our technology. This royalty growth was partially offset by a 24% decline in our contract revenue. Although we have seen an increase in licensing activity, signing 11 new agreements during the second quarter of fiscal 2004, the amount of initial up-front license fee recognized as revenue was lower than in the comparable period in fiscal 2003. We expect that these new license agreements will contribute to contract revenue over the next several quarters. The revenue mix shifted during the second quarter of fiscal 2004 with royalties contributing 55% of total revenues as compared to 40% in the comparable period in fiscal 2003. Our operating costs also decreased during the quarter, driven by the restructuring actions implemented during fiscal 2003. Our total operating expenses during the second quarter of fiscal 2004 were $10.0 million, a decrease of 56% over the second quarter of fiscal 2003, which included a $7.6 million restructuring charge. Our research and development expenses declined, but more slowly than the decline in operating expense in the second quarter of fiscal 2004 compared to the first quarter of fiscal 2004 as we were still incurring costs associated with our custom core development efforts during the quarter. We have since ceased these development efforts. We expect that our operating expenses will remain relatively constant through the balance of fiscal 2004.

        For the first six months of fiscal 2004, we recorded a net loss of $5.3 million. The loss resulted from the $5.8 million loss reported in the first quarter of fiscal 2004, which included costs of $3.2 million associated with the restructuring actions which were implemented during the fourth quarter of fiscal 2003 and completed during the first quarter of fiscal 2004.

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

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin No. 101- Revenue Recognition in Financial Statements, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        Total revenue for the second quarter of fiscal 2004 was $10.7 million and for the first six months of fiscal 2004 was $21.1 million compared to $10.4 million and $19.8 million for the comparable periods in fiscal 2003. Royalties for the second quarter of fiscal 2004 were $5.9 million and for the first six months of fiscal 2004 were $11.0 million compared to $4.1 million and $7.7 million for the comparable periods in fiscal 2003. These increases were due to an increase in royalties of $1.1 million in the second quarter and $2.4 million for the first six months of fiscal 2004 under license agreements signed since our initial public offering in June 1998 as customers under these license agreements are beginning to ship products incorporating our technology. In addition, we recognized $500,000 in royalties related to a technology license agreement that expired in the first fiscal quarter of 2004 that included a prepaid royalty balance. Contract revenues for the second quarter of fiscal 2004 were $4.8 million and for the first six months of fiscal 2004 were $10.1 million compared to $6.2 million and $12.2 million for the comparable periods in fiscal 2003. The decrease in contract revenue for the second quarter of fiscal 2004 was primarily due to a decrease of $1.8 million in fees generated from new and existing license agreements for developed technology offset in part by an increase of $400,000 in fees generated from engineering services contracts for technology under development. The decrease in fees for developed technology was primarily due to more multiple use agreements completed in the prior period that generated higher initial license fees. Engineering service fees increased because we had more agreements in place for the development of products than in the prior period. The decrease in contract revenues in the first six months of fiscal 2004 was primarily due to a decline of $1.4 million in fees generated from new and existing license agreements for developed technology and a decline of $637,000 in fees generated from engineering services contracts for technology under development. The decrease in fees for developed technology was primarily due to more multiple use agreements completed in the prior periods that generated higher initial license fees. Engineering service fees decreased because a lower amount of development was completed under engineering services contracts than in the prior period.

        Cost of Contract Revenue.   Our cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

        Cost of contract revenue for the second quarter and first six months of fiscal 2004 was zero, compared to $250,000 for the comparable periods in fiscal 2003. We expect that in future periods cost of contract revenue will continue to be immaterial.

        Research and Development.   Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

        Research and development expenses for the second quarter of fiscal 2004 were $5.5 million and for the first six months of fiscal 2004 were $13.6 million, compared with research and development expenses of $9.1 million and $17.6 million for the comparable periods in fiscal 2003. The decrease in research and development expenses in the second quarter of fiscal 2004 was primarily due to a decrease of $1.6 million as a result of the closure of our Denmark design center in December 2002 and the consolidation of our research and development activities into our California and United Kingdom locations, as well as a decrease in salary and benefits expense of $1.1 million related to our May 2003 restructuring activities, a decrease in computer aided design tool costs of $470,000 caused by a reduced need for certain computer aided design tools after our fiscal 2003 restructuring activities and a decrease of $285,000 in spending on outside testing services related to cores under development. The decrease in research and development expense for the first six months of fiscal 2004 was also primarily due to the closure of our Denmark design center, resulting in a decrease in expenses of $3.2 million, in addition to a decrease in salary and benefits expense of $1.0 million related to our May 2003 restructuring activities, offset in part by a net increase of $641,000 in computer aided design tool costs, primarily related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003. We expect our research and development expenses to remain relatively constant through the balance of fiscal 2004.

        Sales and Marketing.   Sales and marketing expenses for the second quarter of fiscal 2004 were $2.5 million and for the first six months of fiscal 2004 were $5.3 million, compared to $3.9 million and $7.1 million for the comparable periods in fiscal 2003. The decrease in sales and marketing expenses for the second quarter of fiscal 2004 was primarily due to a decrease in consulting expenses of $510,000 related to international sales agents and marketing projects, a reduction in salary and benefits expense of $323,000 as a result of the restructuring actions implemented in fiscal 2003, and a decrease of $270,000 due to lower spending on third party software development tools. The decrease in sales and marketing expenses for the first six months of fiscal 2004 was primarily due to a reduction in salary and benefits expense of $940,000 as a result of the restructuring actions implemented in fiscal 2003 and a decrease in consulting expenses of $565,000 related to international sales agents and marketing projects. We expect that our sales and marketing expenses will remain relatively constant through the balance of fiscal 2004.

        General and Administrative.   General and administrative expenses for the second quarter of fiscal 2004 were $2.0 million and for the first six months of fiscal 2004 were $3.7 million, compared to $2.0 million and $3.8 million for the comparable periods in fiscal 2003. The decrease in general and administrative expenses for the first six months of fiscal 2004 was primarily due to a reversal of a bad debt allowance of $177,000 as we were able to collect an outstanding receivable that had previously been determined to be uncollectable. We expect that our general and administrative expenses will remain relatively constant through the balance of fiscal 2004.

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

        Restructuring.   We recorded restructuring charges in fiscal 2003 and the first quarter of fiscal 2004 related to restructuring activities in October 2002 and May 2003.

        October 2002 Restructuring Activities.   In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees were terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of December 31, 2003 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(389)	—	—	(15)	(404)

Balance at December 31, 2003	$—	$2,224	$—	$—	$14	$2,238

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

        A summary of the May 2003 restructuring activities as of December 31, 2003 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial restructuring charges in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,982)	(40)	—	(21)	(4,043)

Balance at December 31, 2003	$—	$—	$—	$—	$—

        The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, all of which were paid by December 31, 2003.

        Other Income (expense), Net.   Other income (expense), net, for the second quarter of fiscal 2004 was a net income of $107,000 and for the first six months of fiscal 2004 was a net income of $315,000 compared to a net expense of $916,000 and net expense of $261,000 for the comparable periods in fiscal 2003. We recorded an impairment charge of $1.4 million in the second quarter of fiscal 2003 as we wrote off the full value of our investment in Lexra, Inc. This expense was offset in part by other income of $498,000, primarily from interest income.

        Income Taxes.   We recorded an income tax provision of $284,000 for the second quarter of fiscal 2004 and $852,000 for the first six months of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. We recorded a tax provision of $856,000 for the second quarter and first six months of fiscal 2003. The tax provision for the second quarter and the first six months of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to our inability to benefit our current operating losses. The estimated annual effective tax rate for the second quarter and first six months of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which we can claim benefit offset by current year foreign income taxes.

Financial Condition

        At December 31, 2003, we had cash and cash equivalents of $63.5 million and total working capital of $75.0 million.

        Our operating activities provided net cash of $1.5 million for the six months ended December 31, 2003 compared to net cash used of $733,000 for the comparable period in the prior year. For the six-month period ended December 31, 2003, the amount of our net loss of $5.3 million was offset by non-cash charges, primarily depreciation of $1.9 million and amortization of intangibles of $620,000, and by decreases in accounts receivable, and other assets and liabilities. The decrease in accounts receivable of $2.2 million was impacted by our collection of a single receivable in the amount of $1.0 million that had been outstanding at June 30, 2003, the effect of which was partially offset by receivables from new agreements during the quarter. The decrease in other assets of $3.6 million was due to the receipt of an income tax receivable, annual amortization of prepaid insurance, and amortization of our time-based computer-aided design tool licenses. The decrease in other liabilities of $1.5 million was primarily due to payment of our annual business insurance policy of $1.3 million, lower employee compensation accruals due to fewer employees at the end of the period, and payment of accrued restructuring costs due to the termination of employees during the quarter, partially offset by an additional accrual of $1.4 million related to the closure of our Denmark facility. Restructuring charges are expected to be funded by available cash, and could result in cash expenditures through March 2010, the termination date of our Denmark facility lease.

        During the six-month period ended December 31, 2002, net cash provided by operating activities consisted mainly of our net loss of $18.1 million partially offset by an increase in other liabilities of $4.3 million, decreases in accounts receivable of $3.8 million, and other assets of $1.0 million, and by non-cash charges for depreciation of $2.3 million and $740,000 in amortization of intangibles and a write-off of the full value of our investment in Lexra, Inc. of $1.4 million as well as restructuring costs of $2.5 million. The increase in other liabilities was due to the establishment of a reserve relating to the October 2002 restructuring activity, offset in part by the $1.4 million payment of our annual business insurance policy. The decrease in accounts receivable was a result of completing fewer licensing agreements during the quarter. Other assets decreased due to amortization of our annual business insurance in addition to amortization on our computer-aided design time-based licenses.

        Net cash used in investing activities was $22.4 million for the six-months ended December 31, 2003 compared to $4.1 million for the comparable period in the prior year. Net cash used in investing activities during the six-month period ended December 31, 2003 included purchases of short-term investments of $19.9 million as well as $2.5 million in purchases of equipment and computer-aided design tools used in our development activities. Net cash used in investing activities for the six-month period ended December 31, 2002 included purchases of $10.0 million in short-term investments as well as $1.3 million used in the acquisition of Algorithmics, Limited, $1.1 million used for the purchase of intangible assets, and a $900,000 payment related to the purchase of intangible assets in a prior period, along with $840,000 in purchases of equipment and computer-aided design tools used in development, offset in part by $10.0 million in maturities of short-term investments. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer-aided design tools used in development.

        Net cash provided by financing activities was $495,000 for the six-months ended December 31, 2003 compared to net cash provided of $265,000 for the comparable period in the prior year. Net cash provided by financing activities during the six-month period ended December 31, 2003 was attributable to employee stock purchases under our employee stock plans. Net cash provided in the six-month period ended December 31, 2002 was also attributable to purchases under our employee stock plan of $567,000, offset by a $302,000 repayment of a loan, which was assumed in connection with the Algorithmics Limited acquisition.

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

        Our critical accounting policies relate to revenue recognition, goodwill and purchased intangible assets, impairment of long-lived assets, income taxes and accrued facilities restructuring charges. For a discussion of these critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2003.

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

        The success of our business depends on maintaining and growing our contract revenue.   In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties are now insignificant. We expect our future growth will depend in large part on our ability to expand our contract revenue, which consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. However, contract revenue declined in fiscal 2002, fiscal 2003 and the first six months of fiscal 2004. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue, our results of operations will be adversely affected.

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

        We may encounter difficulties with future acquisitions, which could harm our business.   As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the second quarter of fiscal 2002 and the first quarter of fiscal 2003 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.   In the second quarter of fiscal 2002 and in both the first and second quarters of fiscal 2003, we acquired certain core and developed technologies and patent and patent applications, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the second quarter of fiscal 2003, we recorded an impairment charge of $1.2 million for purchased developed technology acquired in December 2001. We recorded additional research and development expenses of $696,000 in the fourth quarter of fiscal 2003 and $1.3 million in the first quarter of fiscal 2004 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

        In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future.

        We may incur additional restructuring charges in the future, which could harm our results of operations.   During fiscal 2003, we implemented a restructuring plan in October 2002 and implemented another restructuring plan in May 2003, which was completed by the end of the first quarter of fiscal 2004. In the second quarter of fiscal 2003, we announced the closure of our Denmark design center and reorganized our sales and marketing functions, which resulted in our recording of a restructuring charge of $7.6 million. Included in this restructuring charge was an accrual for an estimated charge for vacating our Denmark facilities. Rental property market conditions have fluctuated greatly in the past, and we expect that these will continue to fluctuate in the future, due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. If as a result of changes in these conditions, we determine that the facilities restructuring accrual is insufficient, we would be required to take an additional charge, such as the restructuring charge of $1.4 million we recorded in the first quarter of fiscal 2004 for a reduction in the estimated amount of sublease income. In addition, in the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses, including terminating approximately one-third of our workforce. These activities resulted in a charge of approximately $2.6 million in fiscal 2003. An additional charge of $1.8 million was incurred during the first quarter of fiscal 2004 upon termination of our custom core development effort at the end of September 2003. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. Any restructuring charges could harm our results of operations.

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

ITEM 4.   CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures”to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on November 12, 2003. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the number of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)	Holders of Class B common stock voted to elect two Class B directors to serve for a three-year term as follows:

	For	Against	Withheld	Non-Vote
Fred M. Gibbons	21,128,610	—	263,649	—
Benjamin A. Horowitz	21,210,043	—	182,216	—

(2)	Holders of Class A common stock and Class B common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2004 as follows:

For	Against	Withheld	Non-Vote
35,800,769	194,914	77,911	1

(3)	Holders of Class A common stock and Class B common stock voted to approve the amendment and restatement of MIPS Technologies’ Certificate of Incorporation to consolidate the Class A common stock and Class B common stock into a single class of common stock and, simultaneously, to convert each outstanding share of Class A common stock and Class B common stock into one share of common stock.

Common Stock	For	Against	Withheld	Non-Vote
Class A	14,615,707	46,759	18,870	—
Class B	21,284,394	82,179	25,685	1

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

A Form 8-K was filed on November 13, 2003. The Form 8-K reported that on November 12, 2003, the Company issued a press release announcing that its stockholders voted to combine the outstanding shares of Class A common stock and Class B common stock into one class of common stock. A copy of the press release was filed as an exhibit to the Form 8-K.

A Form 8-K was filed on November 14, 2003. The Form 8-K reported that on November 12, 2003, the board of directors of the Company amended the Company’s By-Laws to be effective November 14, 2003. A copy of the Company’s Amended and Restated By-Laws was filed as an exhibit to the Form 8-K. The Form 8-K also reported that on November 13, 2003, the Company filed with the Delaware Secretary of State its Amended and Restated Certificate of Incorporation to be effective on November 14, 2003. A copy of the Company’s Amended and Restated Certificate of Incorporation was filed as an exhibit to the Form 8-K. The Form 8-K also reported that on November 13, 2003, the Company issued a press release announcing that all shares of the Company’s combined common stock would trade under the ticker symbol “MIPS” commencing November 14, 2003. A copy of the press release was filed as an exhibit to the Form 8-K

ITEMS 1,2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
a Delaware corporation

By: /s/ KEVIN C. EICHLER
Kevin C. Eichler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: February 11, 2004