Form 10-Q
period 2004-03-31
MIPS TECHNOLOGIES INC
filed 2004-05-13
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X ] No [ ]

        As of April 30, 2004, the number of outstanding shares of the Registrant’s common stock, $.001 par value, was 40,963,339.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2004	June 30, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,278	$83,839
Short-term investments	19,951	—
Accounts receivable, net	5,167	4,762
Prepaid expenses and other current assets	1,294	3,648

Total current assets	93,690	92,249
Equipment and furniture, net	4,182	4,202
Intangible assets, net	3,324	3,769
Other assets	3,097	5,129

	$104,293	$105,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$284	$504
Accrued liabilities	9,533	10,977
Deferred revenue	5,724	2,592

Total current liabilities	15,541	14,073
Long-term liabilities	2,004	1,900

	17,545	15,973
Stockholders' equity:
Common stock	40	40
Additional paid-in capital	181,230	180,504
Accumulated other comprehensive income	965	702
Deferred compensation	(855)	(1,337)
Accumulated deficit	(94,632)	(90,533)

Total stockholders' equity	86,748	89,376

	$104,293	$105,349

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Revenue:
Royalties	$5,941	$4,336	$16,954	$12,002
Contract revenue	6,656	5,141	16,744	17,295

Total revenue	12,597	9,477	33,698	29,297
Costs and expenses:
Cost of contract revenue	—	—	—	250
Research and development	5,117	7,636	18,732	25,250
Sales and marketing	3,016	3,403	8,352	10,505
General and administrative	2,361	2,321	6,027	6,167
Acquired in-process research and development	—	—	—	394
Restructuring	—	(16)	3,233	7,618
Total costs and expenses	10,494	13,344	36,344	50,184

Operating income (loss)	2,103	(3,867)	(2,646)	(20,887)
Other income (expense), net	182	249	497	(12)

Income (loss) before income taxes	2,285	(3,618)	(2,149)	(20,899)
Provision for income taxes	1,098	443	1,950	1,299

Net income (loss)	$1,187	$(4,061)	$(4,099)	$(22,198)

Net income (loss) per basic share	$0.03	$(0.10)	$(0.10)	$(0.56)

Net income (loss) per diluted share	$0.03	$(0.10)	$(0.10)	$(0.56)

Shares used in computing net income (loss) per basic share	40,530	39,530	40,367	39,384

Shares used in computing net income (loss) per diluted share	43,192	39,530	40,367	39,384

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2004	2003
Operating activities:
Net loss	$(4,099)	$(22,198)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,588	3,216
Restructuring costs	—	2,415
Write-off of investment in a privately-held company	—	1,414
Acquired in-process research and development	—	394
Amortization of intangibles	927	1,050
Other non-cash charges	76	(2)
Changes in operating assets and liabilities:
Accounts receivable	(405)	3,223
Accounts payable	(220)	(694)
Other assets and liabilities, net	6,346	7,207

Net cash provided by (used in) operating activities	5,213	(3,975)
Investing activities:
Purchases of short-term investments	(49,827)	(16,475)
Maturities of short-term investments	29,911	10,000
Capital expenditures	(2,571)	(1,209)
Purchases of intangible assets	—	(1,100)
Acquisition of Algorithmics Limited and an affiliated company, DFS3 Limited, net	—	(1,265)
Payment related to purchase of intangible assets in a prior period .	—	(900)

Net cash used in investing activities	(22,487)	(10,949)
Financing activities:
Net proceeds from issuance of common stock	714	567
Loan repayment	—	(302)

Net cash provided by financing activities	714	265
Effect of exchange rate on cash and cash equivalents	(1)	(2)

Net decrease in cash and cash equivalents	(16,561)	(14,661)
Cash and cash equivalents, beginning of period	83,839	90,712

Cash and cash equivalents, end of period	$67,278	$76,051

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

        Basis of Presentation.   The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2003 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2003, included in our 2003 Annual Report on Form 10-K.

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

In addition, these agreements also include royalty payments, which are payable upon sale of a licensee’s product incorporating our licensed technology, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is in the quarter following the sale of the licensee’s product to its customer. We classify all revenue that does not involve the sale of a licensee’s products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104, Revenue Recognition, which superceded SAB No. 101 —Revenue Recognition in Financial Statements, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method limited to the amount of milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and if necessary, revise, the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

        Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance. Revenue from these arrangements for the third quarter of fiscal 2004 were $820,000 and for the first nine months of fiscal 2004 were $2.3 million compared to $1.1 million and $3.2 million for the comparable periods in fiscal 2003. When we provide a combination of products and services to customers, in addition to the considerations noted above, we evaluate the arrangements under EITF 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for transactions entered into after July 1, 2003. EITF 00-21 addresses certain aspects of accounting for arrangements under which we will perform multiple revenue generating activities. Application of EITF 00-21 did not have a material effect on our consolidated financial position or results of operations.

        Cash and Cash Equivalents and Short-term Investments.   Cash and cash equivalents consists mainly of financial instruments that are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less. The fair values of cash and cash equivalents and short-term investments approximates their recorded value at March 31, 2004 and June 30, 2003.

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

        Stock-Based Compensation.   We have adopted the disclosure requirements of Statement on Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 were $160,000 and $481,000 for the three-month and nine-month periods ending March 31, 2004 compared to $160,000 and $428,000 for the comparable periods in fiscal 2003.

        Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

        Our pro forma information is as follows for the three-month and nine-month periods ending March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$1,187	$(4,061)	$(4,099)	$(22,198)
Add: Stock-based employee compensation expense included in
reported net income (loss)	160	160	481	428
Deduct: Total stock-based employee compensation expense
determined under fair value method	(3,970)	(5,054)	(11,493)	(18,621)

Pro forma net (loss)	$(2,623)	$(8,955)	$(15,111)	$(40,391)

Basic net income (loss) per share:
As reported	$0.03	$(0.10)	$(0.10)	$(0.56)

Pro forma	$(0.06)	$(0.23)	$(0.37)	$(1.03)

Diluted net income (loss) per share:
As reported	$0.03	$(0.10)	$(0.10)	$(0.56)

Pro forma	$(0.06)	$(0.23)	$(0.37)	$(1.03)

        Reclassifications.   Certain balances in our fiscal 2003 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2004.

Note 2.  Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$1,187	$(4,061)	$(4,099)	$(22,198)

Denominator:
Weighted-average shares of common stock outstanding	40,882	40,055	40,731	39,876
Less: Weighted-average shares subject to repurchase	(352)	(525)	(364)	(492)

Shares used in computing net income (loss) per basic share	40,530	39,530	40,367	39,384

Effect of dilutive securities-employee stock options and shares subject to repurchase	2,662	—	—	—
Shares used in computing net income (loss) per diluted share	43,192	39,530	40,367	39,384

Net income (loss) per basic share	$0.03	$(0.10)	$(0.10)	$(0.56)

Net income (loss) per diluted share	$0.03	$(0.10)	$(0.10)	$(0.56)

Potentially dilutive securities excluded from net income per diluted share
because they are anti-dilutive	5,994	10,258	6,650	10,418

Note 3.  Comprehensive Loss

        Total comprehensive loss includes net loss and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the third quarter of fiscal 2004 was $1.2 million and total comprehensive loss for the comparable period in the prior year was $4.2 million. Total comprehensive loss for the first nine months of fiscal 2004 was $3.8 million and total comprehensive loss for the comparable period in the prior year was $21.9 million.

Note 4.  Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of March 31, 2004 and June 30, 2003 (in thousands):

	March 31, 2004			June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(72)	$14	$86	$(39)	$47
Core/patent technology	4,176	(1,114)	3,062	4,176	(702)	3,474

Purchased intangible assets	$4,262	$(1,186)	$3,076	$4,262	$(741)	$3,521

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited was $248,000 as of March 31, 2004 and June 30, 2003.

        The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is approximately $148,000, $553,000, $549,000, $549,000 and $549,000 for the remaining three months of fiscal 2004 and for fiscal years 2005, 2006, 2007 and 2008, respectively, and approximately $727,000 for years following fiscal 2008. Amortization expense for purchased intangible assets was $148,000 in the third quarter of fiscal 2004 and $445,000 for the first nine months of fiscal 2004 compared to $148,000 and $622,000 for the comparable periods in fiscal 2003.

Note 5.  Restructuring Charge

        We recorded restructuring charges in fiscal 2003 and the first quarter of fiscal 2004 related to restructuring activities in October 2002 and May 2003.

        October 2002 Restructuring Activities.   In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees were terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of March 31, 2004 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(589)	—	—	(16)	(605)

Balance at March 31, 2004	$—	$2,024	$—	$—	$13	$2,037

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

        A summary of the May 2003 restructuring activities as of March 31, 2004 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial charge in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,982)	(40)	—	(21)	(4,043)

Balance at March 31, 2004	$—	$—	$—	$—	$—

        The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, all of which were paid by December 31, 2003.

Note 6.  Interest Income

        Interest income reported under other income (expense), net was $208,000 in the third quarter of fiscal 2004 and $589,000 for the first nine months of fiscal 2004 compared to $271,000 and $1.1 million in the comparable periods of fiscal 2003.

Note 7.  Contingencies

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

Note 8.  Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting and provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not have a material impact on our results of operation or financial position.

        On December 17, 2003, the Staff of the Securities and Exchange Commission issued SAB No. 104, Revenue Recognition, which superceded SAB No. 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB 104 did not have a significant impact on our results of operation or financial position.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include those that address our expectations for future levels of operating expenses as well as other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

Overview

        MIPS Technologies, Inc. is a leading developer of embedded processors and related intellectual property for use in performance-oriented markets such as digital entertainment, wired and wireless communications (including broadband access), office automation, security, and automotive markets.

        For the third quarter of fiscal 2004, we recorded net income of $1.2 million and achieved profitability in two successive quarters. Our revenue increased by 33% over the comparable period in fiscal 2003 due to a 37% increase in royalties and a 29% increase in contract revenue. The increase in royalties was generated primarily by a 92% growth in royalties from license agreements signed since our 1998 initial public offering as customers under these license agreements are shipping more products incorporating our technology. We have seen an increase in licensing activity, signing 11 new agreements in each of the second and the third quarters of fiscal 2004. We expect that these new license agreements will contribute to contract revenue over the next several quarters including a substantial amount in the fourth quarter of fiscal 2004. Our operating costs also decreased during the quarter, driven by the restructuring actions implemented during fiscal 2003. Our total operating expenses during the third quarter of fiscal 2004 were $10.5 million, a decrease of 21% over the third quarter of fiscal 2003. Our research and development expenses declined by 33% over the third quarter of fiscal 2003, as we are no longer incurring costs associated with custom core development efforts which we ceased at the end of the first quarter of fiscal 2004. We expect that our operating expenses will increase over the next few quarters as we begin to reinvest in projects and programs to support our continued growth. Our deferred revenue increased to $5.7 million compared to $2.6 million at June 30, 2004, primarily due to $2.9 million in deferrals related to license fees received before all revenue recognition criteria were met.

        For the first nine months of fiscal 2004, we recorded a net loss of $4.1 million. The loss resulted from the $5.8 million loss reported in the first quarter of fiscal 2004, which included costs of $3.2 million associated with the restructuring actions which were implemented during the fourth quarter of fiscal 2003 and completed during the first quarter of fiscal 2004.

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

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with SAB No. 104, Revenue Recognition, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        Total revenue for the third quarter of fiscal 2004 was $12.6 million and for the first nine months of fiscal 2004 was $33.7 million compared to $9.5 million and $29.3 million for the comparable periods in fiscal 2003. Royalties for the third quarter of fiscal 2004 were $5.9 million and for the first nine months of fiscal 2004 were $17.0 million compared to $4.3 million and $12.0 million for the comparable periods in fiscal 2003. These increases were due to an increase in royalties of $1.0 million in the third quarter and $3.2 million for the first nine months of fiscal 2004 under license agreements signed since our initial public offering in June 1998 as customers under these license agreements are shipping more products incorporating our technology. In addition, we recognized $500,000 in royalties related to a technology license agreement that expired in the first fiscal quarter of 2004 that included a prepaid royalty balance. Contract revenues for the third quarter of fiscal 2004 were $6.7 million and for the first nine months of fiscal 2004 were $16.7 million compared to $5.1 million and $17.3 million for the comparable periods in fiscal 2003. The increase in contract revenue for the third quarter of fiscal 2004 was primarily due to an increase of $3.1 million in fees generated from new and existing license agreements for developed technology offset in part by a decrease of $1.5 million in fees generated from engineering services contracts for technology under development. The increase in fees for developed technology was primarily due to more unlimited use agreements completed than in the prior period that generated higher initial license fees. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior period. The decrease in contract revenues in the first nine months of fiscal 2004 was primarily due to a decline of $2.1 million in fees generated from engineering services contracts for technology under development offset in part by an increase of $1.7 million in fees generated from new and existing license agreements for developed technology. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior period. The increase in fees for developed technology was primarily due to more revenue generated from existing agreements than in the prior period.

        Cost of Contract Revenue.   Our cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

        Cost of contract revenue for the third quarter and first nine months of fiscal 2004 was zero, compared to zero and $250,000 for the comparable periods in fiscal 2003. We expect that in future periods cost of contract revenue will continue to be immaterial.

        Research and Development.   Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

        Research and development expenses for the third quarter of fiscal 2004 were $5.1 million and for the first nine months of fiscal 2004 were $18.7 million, compared with research and development expenses of $7.6 million and $25.3 million for the comparable periods in fiscal 2003. The decrease in research and development expenses in the third quarter of fiscal 2004 was primarily due to a decrease in salary and benefits expense of $1.5 million related to our May 2003 restructuring activities, a decrease in computer aided design tool costs of $550,000 caused by a reduced need for certain computer aided design tools after our fiscal 2003 restructuring activities, a decrease of $207,000 in depreciation due to assets becoming fully depreciated during the period and limited capital spending due to budget constraints, and a decrease of $207,000 in spending on outside testing services related to cores under development. The decrease in research and development expense for the first nine months of fiscal 2004 was primarily due to the closure of our Denmark design center, resulting in a decrease in expenses of $3.3 million, in addition to a decrease in salary and benefits expense of $2.5 million related to our May 2003 restructuring activities, and a decrease of $628,000 in depreciation expense due to consolidation of our asset base after the restructuring actions, and assets becoming fully depreciated during the period along with limited capital spending due to budget constraints. We expect our research and development expenses to remain relatively constant through the fourth quarter of fiscal 2004.

        Sales and Marketing.   Sales and marketing expenses for the third quarter of fiscal 2004 were $3.0 million and for the first nine months of fiscal 2004 were $8.4 million, compared to $3.4 million and $10.5 million for the comparable periods in fiscal 2003. The decrease in sales and marketing expenses for the third quarter of fiscal 2004 was primarily due to a reduction in salary and benefits expense of $547,000 as a result of the restructuring actions implemented in fiscal 2003 and a decrease of $147,000 in marketing expenses as our marketing activities were aligned with our budget constraints. These decreases were partially offset by an increase in commission and bonus expense of $263,000 related to higher commission payments and as our bonus plans were reinstated due to our profitability. The decrease in sales and marketing expenses for the first nine months of fiscal 2004 was primarily due to a reduction in salary and benefits expense of $1.5 million as a result of the restructuring actions implemented in fiscal 2003, a decrease in consulting expenses of $373,000 related to international sales agents and marketing projects, and a decrease of $292,000 in marketing costs as our marketing activities were aligned with our budget constraints. We expect that our sales and marketing expenses will increase as we begin to reinvest in programs to support our growth.

        General and Administrative.   General and administrative expenses for the third quarter of fiscal 2004 were $2.4 million and for the first nine months of fiscal 2004 were $6.0 million, compared to $2.3 million and $6.2 million for the comparable periods in fiscal 2003. The decrease in general and administrative expenses for the first nine months of fiscal 2004 was primarily due a decrease of $271,000 in salary expense due to headcount reductions, a decrease of $206,000 due to lower directors and officers insurance premiums, a decrease of $266,000 in other expense as we were able to collect an outstanding receivable that had previously been determined to be uncollectible and a decrease in foreign capital taxes offset in part by an increase of $612,000 related to payments under our bonus plans which were reinstated due to our profitability. We expect that our general and administrative expenses will remain relatively constant through the fourth quarter of fiscal 2004.

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

        October 2002 Restructuring Activities.   In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our workforce at that time across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees were terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of March 31, 2004 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Additional charges	(85)	—	—	34	125	74
Cash payments	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash write-offs	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	—	1,205	—	—	29	1,234
Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(589)	—	—	(16)	(605)

Balance at March 31, 2004	$—	$2,024	$—	$—	$13	$2,037

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

        A summary of the May 2003 restructuring activities as of March 31, 2004 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial charge in fourth quarter of fiscal 2003	$2,508	$51	$12	$2	$2,573
Cash payments	(329)	(11)	—	(2)	(342)
Non-cash write-offs	—	—	(12)	—	(12)

Balance at June 30, 2003	2,179	40	—	—	2,219
Additional charges	1,803	—	—	21	1,824
Cash payments	(3,982)	(40)	—	(21)	(4,043)

Balance at March 31, 2004	$—	$—	$—	$—	$—

        The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs, all of which were paid by December 31, 2003.

        Other Income (expense), Net.   Other income (expense), net, for the third quarter of fiscal 2004 was a net income of $182,000 and for the first nine months of fiscal 2004 was a net income of $497,000 compared to a net income of $249,000 and net expense of $12,000 for the comparable periods in fiscal 2003. We recorded an impairment charge of $1.4 million in the second quarter of fiscal 2003 as we wrote off the full value of our investment in Lexra, Inc. This expense was offset in part by other income of $1.4 million, primarily from interest income.

        Income Taxes.   We recorded an income tax provision of $1.1 million for the third quarter of fiscal 2004 and $1.9 million for the first nine months of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. We recorded a tax provision of $443,000 for the third quarter of fiscal 2003 and $1.3 million for the first nine months of fiscal 2003. The tax provision for the third quarter and the first nine months of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to our inability to benefit our current operating losses. The estimated annual effective tax rate for the third quarter and first nine months of fiscal 2003 differs from the applicable statutory rate primarily due to losses for which we can claim benefit offset by current year foreign income taxes.

Financial Condition

        At March 31, 2004, we had cash and cash equivalents of $67.3 million and total working capital of $78.1 million.

        Our operating activities provided net cash of $5.2 million for the nine months ended March 31, 2004 compared to net cash used of $4.0 million for the comparable period in the prior year. For the nine-month period ended March 31, 2004, the amount of our net loss of $4.1 million was offset by non-cash charges, primarily depreciation of $2.6 million and amortization of intangibles of $927,000, and by increases in other liabilities of $2.0 million and decreases in other assets of $4.4 million. The increase in other liabilities is primarily due to the increase in deferred revenue of $3.1 million for advance payments on agreements offset by a decrease of $1.4 million in accrued restructuring costs due to payments during the period under our 2003 restructuring plans. Restructuring charges are expected to be funded by available cash, and could result in cash expenditures through March 2010, the termination date of our Denmark facility lease. The decrease in other assets of $4.4 million was due to the receipt of an income tax receivable, annual amortization of prepaid insurance, and amortization of our time-based computer-aided design tool licenses.

        During the nine-month period ended March 31, 2003, net cash provided by operating activities consisted mainly of our net loss of $22.2 million partially offset by non-cash charges for depreciation of $3.2 million, an increase in other liabilities of $2.2 million, decreases in accounts receivable of $3.2 million and other assets of $5.0 million, and $1.0 million in amortization of intangibles and a write-off of the full value of our investment in Lexra, Inc. of $1.4 million as well as restructuring costs of $2.4 million. The increase in other liabilities was due to the establishment of a reserve relating to the October 2002 restructuring activity, offset in part by the $1.4 million payment of our annual business insurance policy. The decrease in accounts receivable was a result of completing fewer licensing agreements during the period. Other assets decreased by $5.0 million due to establishing a full valuation allowance on the Deferred Tax Asset, receipt of an income tax receivable, amortization of our annual business insurance in addition to amortization on our computer-aided design time-based licenses.

        Net cash used in investing activities was $22.5 million for the nine-months ended March 31, 2004 compared to $10.9 million for the comparable period in the prior year. Net cash used in investing activities during the nine-month period ended March 31, 2004 included purchases of short-term investments of $49.8 million as well as $2.6 million in purchases of equipment and computer-aided design tools used in our development activities, offset in part by $29.9 million in maturities of short-term investments. Net cash used in investing activities for the nine-month period ended March 31, 2003 included purchases of $16.5 million in short-term investments as well as $1.3 million used in the acquisition of Algorithmics, Limited, $1.1 million used for the purchase of intangible assets, and a $900,000 payment related to the purchase of intangible assets in a prior period, along with $1.2 million in purchases of equipment and computer-aided design tools used in development, offset in part by $10.0 million in maturities of short-term investments. Capital expenditures have been, and future expenditures are anticipated to be, primarily for facilities and equipment to support our operations and licensing of computer-aided design tools used in development.

        Net cash provided by financing activities was $714,000 for the nine-months ended March 31, 2004 compared to net cash provided of $265,000 for the comparable period in the prior year. Net cash provided by financing activities during the nine-month period ended March 31, 2004 was attributable to employee stock purchases under our employee stock plans. Net cash provided in the nine-month period ended March 31, 2003 was also attributable to purchases under our employee stock plan of $567,000, offset by a $302,000 repayment of a loan, which was assumed in connection with the Algorithmics Limited acquisition.

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

        The success of our business depends on maintaining and growing our contract revenue.   In the past, a substantial portion of our total revenues was generated by royalties from Nintendo and NEC relating to Nintendo 64 video game players and related cartridges. As expected, these royalties are now insignificant. We expect our future growth will depend in large part on our ability to expand our contract revenue, which consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. However, contract revenue declined in fiscal 2002, fiscal 2003 and the first nine months of fiscal 2004. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue, our results of operations will be adversely affected.

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

        We may incur additional restructuring charges in the future, which could harm our results of operations.   During fiscal 2003, we implemented a restructuring plan in October 2002 and implemented another restructuring plan in May 2003, which was completed by the end of the first quarter of fiscal 2004. In the second quarter of fiscal 2003, we announced the closure of our Denmark design center and reorganized our sales and marketing functions, which resulted in our recording of a restructuring charge of $7.6 million. Included in this restructuring charge was an accrual for an estimated charge for vacating our Denmark facilities. Rental property market conditions have fluctuated greatly in the past, and we expect that these will continue to fluctuate in the future, due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. If as a result of changes in these conditions, we determine that the facilities restructuring accrual is insufficient, we would be required to take an additional charge, such as the additional restructuring charge of $1.4 million we recorded in the first quarter of fiscal 2004 for a reduction in the estimated amount of sublease income. In addition, in the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses, including terminating approximately one-third of our workforce. These activities resulted in a charge of approximately $2.6 million in fiscal 2003. An additional charge of $1.8 million was incurred during the first quarter of fiscal 2004 upon termination of our custom core development effort at the end of September 2003. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. Any restructuring charges could harm our results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	During the quarter ended March 31, 2004, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(b)	Reports on Form 8-K None.

*As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange commission and are not incorporated by reference in any filing of MIPS Technologies, Inc. under the Securities Act of 1933 or the Securities Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

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

Dated: May 13, 2004