Form 10-K
period 2004-06-30
MIPS TECHNOLOGIES INC
filed 2004-09-08
CIK 1059786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2004

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

Common stock, $.001 Par Value Per Share
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Exchange Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter (December 31, 2003) was approximately $170.1 million for the registrant's common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of August 31, 2004, the number of outstanding shares of the registrant's common stock, $0.001 par value, was 41,138,306.

        Documents incorporated by reference:

        Portions of the registrant's proxy statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

General

        MIPS Technologies, Inc. is a leading developer of embedded processors and related intellectual property for use in markets such as digital consumer, wired and wireless communications (including broadband access), office automation, security, and automotive. Over more than twenty years, MIPS has developed and licensed a wide range of reduced instruction set computers, or "RISC" processor architectures and cores. The flexibility, performance, and cost of these architectures and cores have resulted in broad usage, and a broad base of suppliers have designed their products, usually software or tools, to operate with our MIPS architecture products. MIPS is the hub of an environment—what we call an "ecosystem"—that includes these suppliers, together with our semiconductor licensees and their system level customers. This ecosystem has been responsible for mutually reinforcing innovations across a broad spectrum of markets and applications.

        Our business model is based on the licensing of microprocessor intellectual property or "IP" as both architectures and implementations. Microprocessor IP requires considerable development efforts in order to create a product but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars depending upon the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees' products, which may take several months to several years, we receive royalties from our licensees that are usually a few percent of the selling price of the licensee's products.

        We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions, or ASEs, core designs and other related intellectual property to semiconductor companies and system original equipment manufacturers, or system OEMs. Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 125 license agreements with more than 85 companies around the world offering more than 250 processor-based chips for the embedded market.

        The markets and applications that benefit from the MIPS architecture devices continue to expand as transistor density increases and as costs continue to drop, more and more high volume markets are moving to 32-bit or 64-bit processing power. At MIPS, while our products can serve a broad cross section of these markets, we apply special efforts to target high growth and high volume markets where MIPS' cost or performance advantages have significant value.

        MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was acquired by Silicon Graphics in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. Our principal executive offices are located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000.

Industry Background

        Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on single silicon chips. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990's and continuing in the 2000's the state of the silicon technology art pushed to and past the point where truly powerful computers in the form of single chip or embedded microprocessors could be built for a well under a dollar. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, including a new generation of digital consumer and business products. In some cases, processors are standalone devices, but increasingly processor cores are included with other functional blocks on a single chip. In many cases, these system-on-a-chip or "SOC's" are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance processors and the development of SOC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for advanced digital consumer and business products.

        Embedded processor systems are broadly defined as microcontrollers, processors and cores plus related software and hardware incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today the market for these embedded processors is much larger than the personal computer market in terms of processor units. A very large portion of this market consists of 4-bit, 8-bit and 16-bit microcontrollers embedded primarily into low-cost, consumer products such as home appliances, fax machines, printers, telephone answering machines and automobile systems. Although microcontrollers are adequate for many applications, their limited performance often limits the feature set or functionality of the product, and they often require sophisticated and time consuming programming from expert programmers to achieve the product needs. Until the mid-1990's the use of higher performance 32-bit and 64-bit processors was limited to higher-cost, low-volume applications such as telecommunications switching equipment and data networking routers. As costs of 32-bit and 64-bit processors have come down, it is often economically feasible to migrate the product upward from the lower end solution to 32- or 64-bits. Examples are video games in the mid-1990's, and cellular phones in the late 1990's, and there are many other high volume markets where the use of these advanced processors provides a material advantage to the system builder, and that is driving migration upward. This is why the market for 32-bit and 64-bit processors has been able to grow from a few millions of units in the mid-1990's to in excess of one billion units today.

        Digital consumer and business products that incorporate low-power and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include set-top boxes, digital video disks, broadband access devices such as cable and digital subscriber lines, or DSL, modems, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and home and office printers and multi-function peripherals. To meet the demands of the digital consumer and business products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers, such as MIPS, in the form of processor cores and other functional blocks.

The MIPS Ecosystem

        Processors are unlike many other kinds of semiconductors, such as memories, which interface with other components in a highly standardized manner. Each processor architecture has its own unique language called an instruction set. The idiosyncrasies of the architecture and its instruction set have a major impact on the cost and performance of the end product and require much support in order to operate.

        Processors of a given architecture, like MIPS, which have created widely used standards, offer the system developer access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs for that processor. The collective effect of this collateral work is what we call the "ecosystem." The availability of all this collateral product is an incentive for anyone building a new system to stay with the standard. Several companies, including MIPS, have recognized that such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded markets.

        MIPS also considers certain licensees to be part of our ecosystem. Specifically, companies which have licensed design rights to our architecture contribute to the MIPS product base with their own versions of MIPS-compatible processors, most of which have been optimized for the licensee's market of interest. The collective effect of these design rights licensees is to enhance the number of MIPS compatible offerings in a much wider base of markets than MIPS Technologies could serve on its own. This in turn enhances the desirability for third parties to provide their own products, such as software or applications, which are MIPS compatible.

        Some of the companies that form the MIPS ecosystem, including Green Hills Software and Wind River Systems, provide over 200 products in support of the MIPS architecture. Popular operating systems compatible with our architecture includes Cisco's IOS and Microsoft Windows CE.NET, Linux, and Wind River's VxWorks. This broad range of third-party support allows system OEMs to shorten the time required to design the MIPS processor technology in their products and get to market more quickly.

Customers and Channels

        We have over 85 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS processor architecture, processors, and cores. We have two major types of licensees: those that license design rights, which we refer to as synthesizable or "soft" cores, and independently develop their own MIPS compatible cores and those that license "hard" cores from MIPS which they normally insert directly into their own integrated circuits containing other elements of their system. Many design rights customers license our cores to serve multiple needs in their product lines.

        The design rights, or architecture, licensees often make significant investments in our technology and market development. Through our flexible approach to licensing our architectural intellectual property, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market resulting in what we believe is the broadest offering of embedded processor solutions in the world. In most cases, our licensees also add custom integration services and derivative design technologies to complement our processor designs.

        Our licensees have developed a broad portfolio of processors and standard products based on the MIPS architecture. In addition, some companies choose to extend the instruction set to perform specialized functions more effectively. These are called application specific extensions, and some are licensed back to us and offered to other licensees. MIPS16, an extension which reduces the cost of some implementations, is an example.

        We reach our customers through different channels, consisting of:

        Direct Sales.    We have an internal sales force, which calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and "systems architects" who provide technical assistance to our customers and potential customers. Most of MIPS licenses are derived from this activity.

        Sales Agents.    We selectively employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success. Most of the representatives that we employ today are in the Greater China area.

        Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Chartered Semiconductor Manufacturing Ltd., Taiwan Semiconductor Manufacturing Co., Ltd., and United Microelectronics Corporation, ASIC companies such as LSI Logic, Agilent, Kawasaki Microelectronics, Inc or KME, Dai Nippon Printing Co. Ltd. or DNP and Socle Technology Corporation and design service companies, such as Socle Technology Corporation and Cadence Methodology Services Corporation.

        System OEMs.    Products based on the MIPS architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS architecture, including Motorola Broadband set-top boxes, Sony PlayStation and PlayStation 2 video game systems, Minolta digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and our vertical market organization is focused on building brand awareness of the MIPS architecture among system OEMs.

Markets and Applications

        The primary markets for the MIPS architecture are described below:

        Digital Consumer Products.    Together with our existing semiconductor licensees, we expect to sell our architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products.

          Set-Top Boxes.    Set top boxes provide the interface between digitally transmitted signals over the air, over cables or from satellites. Digital transmission provides enhanced quality and opportunity for feature enhancements. As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32-bit and 64-bit processors and related designs. Our design wins include Dish Network's DISH 322 and Dish 522 products, Motorola Broadband Communications Sector's DCT5000, DCT2600 and DCT2500, Pioneer's Voyager 3000, and Scientific-Atlanta's Explorer digital set-top boxes. Our licensees in this market include ATI Technologies, Inc., Broadcom Corporation, NEC Electronics, Philips Semiconductors, PMC Sierra, Toshiba Corporation and Zoran Corp.

          Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users of personal computers. Products that provide such connectivity include cable modems, DSL modems, and 802.11 wireless IC's. Our licensees in this market include Atheros, Broadcom, Centillium, Infineon Technologies, Texas Instruments, and others.

          Automotive Products.    An important new automotive application, telematics, provides a new level of visual information from sources such as global positioning systems, GPS with mapping and routing, traffic congestion and other useful information for travelers. Sophisticated displays require substantial processing power to render the display in real time and companies such as Toshiba are supplying MIPS-based chips to do this.

          Video Games.    Video games represent a highly specialized high volume opportunity, which is served by our design rights licensees such as LSI Logic, Toshiba, and NEC. Our key design wins in this market include the Sony PlayStation 2 and the Nintendo 64 video game systems, and the new Sony PSP portable Playstation.

          Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, DVD players, digital televisions, and digital cameras. Our licensees include ATI Technologies, NEC Electronics, Philips, PMC Sierra, Toshiba, Zarlink, Zoran and others. A developing market opportunity is the smart card market, which we believe will evolve from using 8-bit and 16-bit microcontroller technology to 32-bit processor-based designs allowing more flexible security algorithms through software implementations to improve security of critical data and applications. MIPS has a leading 32-bit solution for this market and the support of key market leaders such as GemPlus and Philips.

        Business Products.    We and our licensees have also developed solutions that serve the needs of businesses.

          Office Automation Products.    MIPS-Based processors are being used in high-end and mid-range office automation applications such as laser printers with products from Agilent, IDT, NEC, PMC-Sierra and Toshiba.

          Networking Equipment.    MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Nortel Networks, Lucent Technologies and Extreme Networks also use our architecture for their networking equipment.

Products

        We develop and license our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or "soft," cores, and process optimized or "hard" cores which are silicon process specific implementations expressed in an electronic data format that can be used almost directly to create masks used in the production process. Synthesizable cores are more flexible. Customers can specify a number of configuration options on synthesizable cores, such as the size of the included memory, and have control over which silicon technology is targeted with the final product. This allows our synthesizable core customers flexibility in sourcing production of their chips from competing foundries.

        "Hard" cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of its design service providers. The resulting advantage may be faster time to market with less risk and less development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS.

        MIPS also licenses technology for interconnecting our cores to system memory and peripherals. Many customers find that their system performance is limited by the memory system. Memory controllers and the interface of the memory system to the processor requires considerable expertise, and this product, though not as complex as the processor itself, can have a major impact on overall system performance.

        MIPS has recently introduced a series of audio software products optimized to allow system designers to eliminate a portion of their system by incorporating the function directly into the MIPS processor in software form. In many cases, these products can result in significant cost reductions in consumer markets where cost is the single most critical factor.

        Designs.    We provide flexible, modular processor and related core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

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

          The MIPS32 4KSd core was introduced in November 2002 to meet the demands of 32-bit smart card and related security applications. The high-performance, low-power, 4KSd core builds on our smart card expertise and the latest enhancements to the MIPS32 architecture to provide an advanced solution for a broad range of applications that require high levels of system security and performance. Applications for the new core also include point-of-deployment security modules for set-top boxes, smart cards, secure data storage, and others where the protection of information from unwanted tampering is of critical importance. To date, the 4KS core family has been licensed to Gemplus, Philips and Sharp.

          MIPS64 5K Cores.    The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements and that also require the higher performance of a 64-bit core. The MIPS64 5Kc core design is available in synthesizable format, designed for easy integration with a wide variety of custom logic and peripherals. The 5K family includes a floating-point coprocessor, which is highly useful in applications requiring significant amounts of precise computation such as graphical displays.

          MIPS64 20K Cores.    The MIPS64 20Kc core gives semiconductor suppliers and OEMs high system performance. This product and closely related cores discussed below are powerful semi-custom cores optimized for applications such as automotive telematics, networking and office automation. The 20Kc core has been licensed to Agilent and NEC. We also announced with Toshiba Corporation the joint development of a next-generation 64-bit microprocessor, the TX99, based on an enhanced MIPS core.

          In May 2003, we announced a restructuring plan that included the termination of the 20K and directly related development efforts, subject to completion of certain on-going projects. Although we have ceased further internal development of our custom cores, we expect our licensees to ship products as they bring SOC's based on these products to market.

          MIPS32 24K Cores.    In March 2004, we commenced delivery of our new MIPS32 24K core to our licensees. We believe that the 24K core family is designed to be scalable to future generations of silicon technology. As such, the 24K core family is both available for sales today and the foundation for our next-generation of high-performance, synthesizable cores, which we expect to introduce next year. The 24K core has been licensed to Atheros, LSI, KME, Realtek and others.

          MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the stable base of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely used, target for software and other collateral products. MIPS maintains the architectural standard and evolves it in a manner consistent with advancing needs while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment while providing real opportunity to build for advanced needs.

        Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as optional, additional features to use in designing processors and cores.

          MIPS16e ASE.    The MIPS16e ASE reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e ASE is implemented in the MIPS32 4KE core family, the MIPS32 M4K core, the MIPS32 4KSd smart card core and the MIPS32 24K core family.

          MIPS-3D ASE.    The MIPS-3D ASE increases geometry processing performance for MIPS64-based processors and the MIPS-3D ASE adds 13 new instructions to the MIPS64 floating point unit.

          SmartMIPS ASE.    Personal authentication and security are growing more critical in today's world. There are a vast number of security devices in the world today in such applications as GSM phones and set top boxes. Most of these products use specialized or custom silicon designs together with relatively low performance processors. Our SmartMIPS product has the potential to provide major advantages in these products because the algorithms used to secure the information can be software programmed instead of hard coded, while the inherent 32-bit processor power can extend the capability of the card to make it more feature rich for users. The SmartMIPS ASE is available for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The SmartMIPS ASE is implemented in the MIPS32 4KSd smart card core.

Research and Development

        We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS architecture and develop a broader line of processor architectures, processor cores, and related products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors, cores and software technology. We believe that this increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized processor architecture and application specific extensions to work within and around our architecture to enhance and tailor the capabilities of our processor designs for specific applications.

        Our research and development expenses were $24.0 million in fiscal 2004, $32.9 million in fiscal 2003 and $34.0 million in fiscal 2002. At June 30, 2004, our research and development staff totaled 64 persons compared to 97 employees at June 30, 2003. This decline in employees is primarily due to our decision in May 2003 to phase out our design efforts with respect to the development of semi-custom cores by September 2003. We conduct our research and development activities in our Mountain View, California headquarters location and in a development center near Cambridge, United Kingdom.

Sales and Marketing

        Our sales and distribution strategy is discussed above under "Customers and Channels."

        We generally license our processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. Although the precise terms of our contracts vary, they typically provide for technology license fees for developed, or currently available, technology or engineering service fees that relate to technology under development, which may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our contracts also provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

        For fiscal 2004 and fiscal 2003, we had one customer, Toshiba Corporation that accounted for more than 10% of our total revenue. The revenue derived from Toshiba reflects technology license fees from new license agreements and royalties. For further discussion, please see "Management's Discussion and Analysis of Financial Condition and Results of Operation—Revenue." For financial information regarding revenue derived from our international licensees, see Note 17 of Notes to Consolidated Financial Statements.

Backlog

        We do not report an amount of backlog because we do not believe that the backlog concept, which generally encompasses a backlog of orders to be filled in the future, is a meaningful measure for understanding our business. Royalties make up a substantial portion of our revenue, and we do not have backlog in respect of future royalty payments as we have no further obligation to fulfill with regard to the future royalty payments. Similarly, from time to time we have license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones, but insofar as we have no control over whether they do so we do not believe these potential future payments should be characterized as backlog. At any given time we do have in place engineering service contracts for technology under development under which we will receive future payments as we achieve developmental milestones. However, the aggregate amounts due under these agreements may vary significantly due to the timing of entry into or completion of a given contract, and the amounts potentially due to us under these licenses are generally not material, and we do not regard the amount outstanding at any given time as an important indicator of our future revenue.

Intellectual Property

        Our patents, copyrights, trademarks, trade secrets and other intellectual property rights are critical to our success, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operations and financial condition.

        Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS-Based clones. We intend to protect vigorously our intellectual property rights through litigation and other means. There can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing unauthorized MIPS-Based products.

        We own over 180 patents worldwide on various aspects of our technology, with expiration dates ranging from 2006 to 2021 on our U.S. patents. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

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

        We also use licensing agreements, and employee and third party nondisclosure and assignment agreements, to limit access to and distribution of our proprietary information and to obtain ownership of technology prepared on a work-for-hire or other basis. There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to deter misappropriation of such rights or that we will be able to detect unauthorized uses and take immediate or effective steps to enforce our rights. There can also be no assurance that the steps we have taken to obtain ownership of contributed intellectual property will be sufficient to assure our ownership of all proprietary rights.

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

        From time to time we may wish to negotiate rights to third party intellectual property. There can be no assurance that we will be able to negotiate commercially attractive intellectual property licensing arrangements with third parties in the future.

        MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 5K, 5Kc, 5Kf, 20Kc, 24K, 24Kc, 24Kf, Pro Series, and SOC-it are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries. This report also contains trademarks and registered trademarks of other companies.

Competition

        The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the embedded processor markets are legacy software compatibility, manufacturing and licensing cost, performance, functionality, customizability and power consumption. Our customers seek a range of products that provide multiple price performance points to allow them to offer their own rich product lines.

        Our processors and cores compete with those of ARM Holdings plc, SuperH, Inc., Tensilica Incorporated, ARC International (UK) Limited, and PowerPC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of unauthorized MIPS-based clones.

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

Employees

        As of June 30, 2004, we had 116 employees. Of this total, 64 were in research and development, 35 were in sales and marketing and 17 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the quarter ended June 30, 2004.

Item 4A.    Executive Officers of the Registrant

        Our executive officers and their ages as of June 30, 2004, were as follows:

Name	Age	Position
John E. Bourgoin	58	Chief Executive Officer and President
Russell W. Bell	47	Vice President, Marketing
Jack Browne	49	Vice President, Worldwide Sales
Sandy Creighton	51	Vice President, General Counsel and Secretary
Kevin C. Eichler	44	Vice President, Chief Financial Officer and Treasurer
Mervin S. Kato	51	Vice President, Finance and Corporate Controller
G. Michael Uhler	51	Vice President, Chief Technology Officer

        John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin has served on our board of directors since May 1997. Mr. Bourgoin also served as a Senior Vice President of Silicon Graphics from September 1996 through May 1998. Prior to joining Silicon Graphics, Mr. Bourgoin was Group Vice President, Computation Products Group at Advanced Micro Devices, Inc., where he served in a variety of management roles for nearly 20 years.

        Russell W. Bell has served as our Vice President of Marketing since he joined us in April 2004. Prior to joining us, Mr. Bell was self-employed as a consultant from October 2003 to March 2004. From January 2001 to October 2003, Mr. Bell served as Vice President, Business Development for AmberWave Systems Corporation, a semiconductor supply chain management company. From January 1998 to January 2001, Mr. Bell served as Vice President, Technology Planning and Business Development for GlobeSpan Semiconductor, Inc., a fabless xDSL company that provides integrated circuits for the high speed internet access market. From 1984 to 1997, Mr. Bell served in various technical and marketing positions at Advanced Micro Devices, Inc.

        Jack Browne has served as our Vice President of Worldwide Sales since August 2002. Mr. Browne joined us in December 2001 as Director of Market Development. From May 2000 to December 2001, Mr. Browne served as Technical Marketing and Corporate Supplier Manager at Wyle Electronics, a semiconductor distributor company, which was subsequently acquired by Arrow Electronics, where he was responsible for growing their embedded processor, intellectual property and design services businesses. From October 1997 to April 2000, Mr. Browne was self-employed as a consultant working in the semiconductor industry. From 1993 to 1997, Mr. Browne served in various executive positions with Motorola's Semiconductor Products Sector including as Vice President and Director of North American Sales and Distribution and Vice President and Director of Sales for the Computer Segment group.

        Sandy Creighton has served as our Vice President, General Counsel and Secretary since June 1998. Prior to joining us and since 1991, Ms. Creighton was Deputy General Counsel at Sun Microsystems, Inc.

        Kevin C. Eichler has served as our Vice President, Chief Financial Officer and Treasurer since May 1998. Prior to joining us and since 1996, Mr. Eichler served as Vice President, Finance, Chief Financial Officer, Treasurer and Secretary of Visigenic Software, Inc., an independent provider of software tools for distributed object technologies for the Internet, Intranet and enterprise computing environments. From 1995 to 1996, Mr. Eichler served as Executive Vice President, Finance and Chief Financial Officer of National Information Group, a provider of technology solutions for financial services companies. Mr. Eichler also serves on the board of directors of SupportSoft, Inc., Magma Design Automation, Inc., and Ultra Clean Holdings.

        Mervin S. Kato has served as our Vice President, Finance since May 2001 and as our Corporate Controller since May 1998. Prior to joining us and since May 1997, Mr. Kato was Controller for the MIPS Group at Silicon Graphics. Prior to joining Silicon Graphics and since 1981, Mr. Kato held various financial and operational management positions at Apple Computer, Inc.

        G. Michael Uhler has served as our Chief Technology Officer since May 2003. From October 2001 to May 2003, Mr. Uhler served as our Vice President for Architecture and Software Products and from June 1998 to October 2001 served as Director, MIPS Architecture. From 1994 to 1998, Mr. Uhler served in various engineering management positions for the MIPS Group at Silicon Graphics.

        Victor Peng, who has served as our Vice President, Engineering since November 2000, resigned effective August 23, 2004.

        There are no family relationships between any of our executive officers.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities

        Our common stock is quoted on the Nasdaq National Market under the symbol "MIPS". Our common stock was previously traded under two classes of Class A and Class B common stock. On November 14, 2003, we effected a re-combination of both classes into a single class of common stock. Prior to that time, the Class A common stock had been quoted on the Nasdaq National Market since April 5, 1999 under the symbol "MIPS" and the Class B common stock has been quoted on the Nasdaq National Market since June 20, 2000 under the symbol "MIPSB". The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our Class A and Class B common stock on the Nasdaq National Market prior to the re-combination, and our single class of common stock following the re-combination.

	CLASS A		CLASS B		COMMON STOCK
	HIGH	LOW	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2004
Fourth Quarter	—	—	—	—	$7.11	$5.87
Third Quarter	—	—	—	—	$7.30	$4.71
Second Quarter	$6.01	$4.27	$5.92	$4.16	$5.98	$5.15
First Quarter	$5.22	$2.57	$5.10	$2.51	—	—

	CLASS A		CLASS B
	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2003
Fourth Quarter	$3.13	$1.86	$2.95	$1.76
Third Quarter	$3.39	$1.82	$3.16	$1.70
Second Quarter	$3.53	$1.36	$3.15	$1.27
First Quarter	$5.88	$1.27	$5.47	$1.14

        As of August 31, 2004, there were approximately 4,373 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.    Selected Consolidated Financial Data

        You should read the selected consolidated financial data set forth below together with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below as of and for the fiscal years ended June 30, 2004, 2003, 2002, 2001, and 2000 have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors.

	Years Ended June 30,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$23,439	$15,693	$16,791	$41,931	$55,828
Contract revenue	24,446	23,397	30,970	42,978	34,011

Total revenue	47,885	39,090	47,761	84,909	89,839
Costs and expenses:
Cost of contract revenue	—	250	250	250	750
Research and development	23,962	32,863	34,045	33,902	28,104
Sales and marketing	11,878	13,759	17,189	15,833	10,354
General and administrative	8,486	8,508	7,435	9,007	7,781
Acquired-in process research and development	—	394	1,737	—	—
Restructuring charge	3,233	10,282	437	—	—

Total costs and expenses	47,559	66,056	61,093	58,992	46,989

Operating income (loss)	326	(26,966)	(13,332)	25,917	42,850
Other income, net	591	303	3,028	6,287	3,896

Income (loss) before income taxes and the cumulative effect of change in accounting principle	917	(26,663)	(10,304)	32,204	46,746
Provision (benefit) for income taxes	2,448	2,244	(914)	12,401	19,633

Income (loss) before cumulative effect of change in accounting principle	(1,531)	(28,907)	(9,390)	19,803	27,113
Cumulative effect of change in accounting principle, net of tax benefit (1)	—	—	—	(741)	—

Net income (loss)	$(1,531)	$(28,907)	$(9,390)	$19,062	$27,113

Per basic share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.04)	$(0.73)	$(0.24)	$0.51	$0.71
Cumulative effect of change in accounting principle	—	—	—	$(0.02)	—
Net income (loss) per basic share	$(0.04)	$(0.73)	$(0.24)	$0.49	$0.71
Per diluted share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$(0.04)	$(0.73)	$(0.24)	$0.49	$0.68
Cumulative effect of change in accounting principle	—	—	—	$(0.02)	—
Net income (loss) per diluted share	$(0.04)	$(0.73)	$(0.24)	$0.47	$0.68

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

	Years Ended June 30,
	2001	2000
	(In thousands, except per share data)
Net income	$19,803	$28,884
Net income:
Per basic share	$0.51	$0.76
Per diluted share	$0.49	$0.72
	June 30,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,335	$83,839	$90,712	$116,520	$84,359
Working capital	82,017	78,176	99,318	112,958	84,488
Total assets	108,703	105,349	128,988	140,433	109,252
Total stockholders' equity	89,659	89,376	115,895	122,708	92,204

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

        We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Our technology is utilized in many high-growth embedded markets including digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

        MIPS Technologies, Inc. previously existed as a division of Silicon Graphics, Inc. following their acquisition of MIPS Computer Systems, Inc. in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. At that time Silicon Graphics transferred to us the assets and liabilities and intellectual property related to our business. Our focus became the design and development of processor intellectual property for the embedded market.

        We entered fiscal year 2004 having experienced two consecutive years of losses and declining sales. We needed to implement plans to address both declining sales and lack of profits. The first key element was to address the weak return we had been experiencing with our custom core development activity. In the fourth quarter of fiscal 2003 we announced, and we subsequently implemented, a plan to cease this activity once we completed contractual obligations in September 2003. This helped reduce our operating expenses by 28% in fiscal 2004 and we were able to return to profitability in the December 2003 quarter and increase profitability in each of the subsequent quarters. The second key element was to execute on our plans to complete an advanced high performance product family, the MIPS32 24K core family, which would enhance our broad processor core portfolio offering to our customers. The 24K core family was introduced on schedule in the March quarter and contributed to an increase in our contract revenue during the second half of the fiscal year.

        Revenue for fiscal 2004 increased year over year for the first time in four years driven by a 49% increase in royalties. The increase in royalties was generated primarily from a 139% growth in royalties from license agreements signed since our 1998 initial public offering as customers under these license agreements are shipping more products incorporating our technology. Our future growth will depend considerably on our receipt of meaningful royalties from these customers. Royalties contributed nearly half of our total revenue during fiscal 2004. Despite the growth in revenue, we reported a net loss of $1.5 million in fiscal 2004 due to a restructuring charge of $3.2 million recorded in our first fiscal quarter.

        In fiscal year 2005, we will face new challenges in maintaining our growth and profitability, while establishing new initiatives and executing on our next set of product development offerings. We will need to capitalize on the momentum of the new 24K core family to grow our contract revenue. We also expect to pursue additional relationships with third party independent software, hardware and intellectual property vendors and to add a broader range of development tools.

        We expect that our operating expenses will increase in fiscal 2005 as we begin to reinvest in projects and programs to support our future growth.

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

        We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee's product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. In fiscal 2004, royalties accounted for approximately 49% of our total revenue, compared to 40% in fiscal 2003 and 35% in fiscal 2002. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers and the royalty reports submitted by our licensees generally do not disclose which consumer products include our technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will depend upon a particular digital consumer product or product manufacturer.

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104—Revenue Recognition which superceded SAB No. 101—Revenue Recognition in Financial Statements, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        Our revenue is derived from a global customer base. We have sales offices in Japan, Germany, Taiwan and Israel. Further, most of our international licensees have customers worldwide including those based in the United States. International revenue accounted for approximately 47% of our total revenue in fiscal 2004, 53% of our total revenue in fiscal 2003 and 51% of our total revenue in fiscal 2002. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

        Costs and Expenses.    Our costs and expenses generally include cost of contract revenue, research and development expenses, sales and marketing expenses and general and administrative expenses.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers' technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized.

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

        Research and development expense also includes the amortization of purchased intangible assets. In December 2001, we acquired from Lexra, Inc. certain technology related to our processor architectures, which consisted of developed technology which was recorded at a value of $1.8 million and core technology which was recorded at a value of $2.9 million. As part of our restructuring plan in the second quarter of fiscal 2003, we decided to reduce our investment in research and development, and revised our product development plans. Given constraints on our resources, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. in December 2001 and determined that such developed technology had no value and recorded an impairment charge of $1.2 million for the remaining value of this intangible asset in fiscal 2003. Developed and core technologies are being amortized and charged to research and development expense, on a straight-line basis, over their estimated useful lives of three and seven years, respectively.

        During fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million. Patent costs are being amortized and charged to research and development expense, on a straight-line basis, over their estimated useful lives of ten years.

        Research and development expense included costs related to the accelerated amortization and depreciation of assets whose useful life was changed because of the restructuring actions announced in the fourth quarter of fiscal 2003 of $1.7 million in fiscal 2004 and $696,000 in fiscal 2003.

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

        Revenue Recognition.    We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. Contract revenue includes technology license fees for currently available technology or engineering service fees for technology under development, and support and maintenance fees. Consistent with SAB No. 104, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue over the estimated development period using a cost-based percentage of completion method limited to the amount of the milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and, if necessary, revise the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial. Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees.

        Accrued Facilities Restructuring Costs.    In October 2002, we exited our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring. Among other things, the anticipated costs included lease charges that were based on assumptions about the estimated period to sublease the facilities and future rental income. The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. Market conditions have fluctuated greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. We expect that market conditions will continue to fluctuate in the future, and we assess these conditions on a quarterly basis. We may be required to record significant additional charges in future periods if we revise our assumptions or if our actual experience in subleasing our Denmark facility is not consistent with our assumptions. If, in the future, it is determined that our accrual is insufficient, we would be required to record an additional charge which would have an unfavorable impact on our financial statements in the period this was determined, As was the case in the first quarter of fiscal 2004. Conversely, if, it is determined that we have over-accrued for restructuring charges, the reversal of this over-accrual would be recorded as a credit to restructuring costs which would have a favorable impact on our financial statements in the period this was determined.

        Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in forecasting future results and belief that we cannot rely on projections of future taxable income to realize deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

        Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. During the second quarter of fiscal 2003, as part of our restructuring activities, we determined that we would not seek to integrate into our product plans the developed technology we acquired from Lexra, Inc. and recorded an impairment charge of approximately $1.2 million, the remaining net book value of that asset. Research and development expense included $1.7 million in fiscal 2004 and $696,000 in fiscal 2003 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

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

Results of Operation—Years Ended June 30, 2004, 2003 and 2002

        Revenue.    Total revenue consists of royalties and contract revenue. Royalties consisted of royalties from sales by licensees of products incorporating our technology and in fiscal 2002 primarily from sales of Nintendo 64 video cartridges. Contract revenue consisted of fees generated from new and existing license agreements for developed technology and engineering service fees generated from engineering services contracts for technology under development. Our revenues in fiscal 2004, 2003 and 2002 were as follows (in millions):

	Fiscal Year				Fiscal Year
	2004	2003	Change in Dollars	Change in Percent	2003	2002	Change in Dollars	Change in Percent
Revenue
Royalties	$23.4	$15.7	$7.7	49%	$15.7	$16.8	$(1.1)	(7)%
Percentage of Total Revenue	49%	40%			40%	35%
Contract Revenue	24.5	23.4	1.1	5%	23.4	31.0	(7.6)	(25)%
Percentage of Total Revenue	51%	60%			60%	65%

Total Revenue	$47.9	$39.1	$8.8	23%	$39.1	$47.8	$(8.7)	(18)%

        Fiscal 2004 compared to fiscal 2003.    The increase in fiscal 2004 revenue was primarily due to a 49% increase in royalties. A substantial majority of this increase resulted from royalties under license agreements signed since our initial public offering in June 1998 as customers under these agreements are shipping more products incorporating our technology. Contract revenue increased slightly as a total of 35 new license agreements were completed in fiscal 2004 compared to 15 agreements in fiscal 2003 resulting in an increase of $3.9 million in fees for currently available technology. This increase was offset in part by a decrease of $3.1 million in fees generated from engineering services contracts for technology under development. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior fiscal year.

        Fiscal 2003 compared to fiscal 2002.    The decline in fiscal 2003 revenue was primarily due to a decrease of 25% in contract revenue primarily because we entered into only 15 new license agreements for developed technology, which is fewer than in fiscal 2002, and the substantial majority of these new licenses were for our lower-end MIPS32 4K cores. In both fiscal 2003 and fiscal 2002, the license of more of our lower-end MIPS32 4K cores was due to new versions of these products becoming available for license at the beginning of fiscal 2002 and, we believe, to customer's preferences for a lowest-priced solution in the then current economic environment. The decline in royalties was due to a decrease in royalties of $4.0 million from Nintendo 64 products offset in part by an increase in royalties from new customers shipping products incorporating our technology.

        Cost and Expenses.    Our cost and expenses in fiscal 2004, 2003 and 2002 were as follows (in millions):

	Fiscal Year				Fiscal Year
	2004	2003	Change in Dollars	Change in Percent	2003	2002	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$24.0	$32.9	$(8.9)	(27)%	$32.9	$34.0	$(1.1)	(3)%
Sales and Marketing	$11.9	$13.8	$(1.9)	(14)%	$13.8	$17.2	$(3.4)	(20)%
General and Administrative	$8.5	$8.5	$—	0%	$8.5	$7.4	$1.1	15%

        Cost of Contract Revenue.    Cost of contract revenue was zero in fiscal 2004 and $250,000 in each of fiscal 2003 and 2002 and was attributable to sublicense fees. We believe that future cost of contract revenue will continue to be immaterial in relation to total revenues.

        Research and Development.    Research and development expenses decreased in fiscal 2004 primarily due to a decrease in salary and benefits expense of $6.4 million, a decrease in computer aided design tool amortization expense of $1.0 million, and a decrease in depreciation expense of $975,000 as a result of the restructuring actions implemented in 2003 which decreased our research and development staff by 36% and included the closure of our Denmark design center and the termination of our custom core team. These decreases were offset in part by an increase in bonus expense of $1.0 million primarily due to the reinstatement of our executive bonus and profit sharing plans. Research and development expenses in fiscal 2004 included $1.7 million related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003.

        Research and development expenses in fiscal 2003 decreased primarily due to a decrease in salary expense of $1.8 million caused by the closure of our Denmark design center in December 2002, offset in part by additional salary expense of $587,000 from our design center in the United Kingdom, which we acquired during the first quarter of fiscal 2003. Research and development expenses in fiscal 2003 included $696,000 related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003.

        Our research and development staff declined to 64 persons at June 30, 2004 following the termination of our custom core development efforts at the end of the first quarter of fiscal 2004 from 97 persons at June 30, 2003, and 148 persons at June 30, 2002. We expect our research and development expenses to increase in fiscal 2005 as we invest in additional projects to support our growth.

        Sales and Marketing.    Sales and marketing expense decreased in fiscal 2004 primarily due to a decrease of $1.6 million in salary expense resulting from our fiscal 2003 restructuring actions, and a decrease of $604,000 in marketing expense due to reduced spending on marketing projects and events.

        Sales and marketing expenses decreased in fiscal 2003 primarily due to reduced spending of $2.6 million on third party software development tools. This decrease is due to our commitment of internal resources to development of third party software development tools and a decrease in compensation expense of $900,000 due to lower headcount.

        We incur expenses related to third party software development tools when we enter into agreements with tool vendors to develop software tools that are compatible with our products such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party's attainment of specified milestones and vary from period to period. Our commitments at June 30, 2004 under these agreements are immaterial. Our sales and marketing staff was 35 persons at June 30, 2004 compared to 36 persons at June 30, 2003 and decreased from 54 persons at June 30, 2002 as a result of restructuring actions taken during fiscal 2003. We expect that our sales and marketing expenses will increase in fiscal 2005 as we focus additional resources on expanding our market presence.

        General and Administrative.    General and administrative expenses in fiscal 2004 were flat compared to fiscal 2003. During fiscal 2004 there was an increase in bonus and profit sharing of $1.1 million offset primarily by decreases in salary of $384,000 due to fewer headcount, director and officer insurance premium of approximately $300,000 and the reversal of a bad debt allowance of $177,000 as we were able to collect an outstanding receivable that had previously been determined to be uncollectable. General and administrative expenses increased in fiscal 2003 primarily due to an increase in our directors and officers insurance premium. We expect our general and administrative expenses will increase in fiscal 2005.

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

        Restructuring Charge.    Restructuring expense of $3.2 million in fiscal 2004 consisted of $1.8 million related to the restructuring action announced in the fourth quarter of fiscal 2003 which included the termination of our custom core team in September 2003 and $1.4 million of additional expense based upon our revised estimate of sublease income during the remainder of the lease term related to our Denmark design center facilities from the October 2003 restructuring action.

        In the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses. The plan included the termination of approximately 57 employees and contractors or approximately one-third of our workforce. These activities resulted in a restructuring charge of approximately $2.6 million in the fourth quarter of fiscal 2003, which primarily consisted of $2.5 million in employee severance costs. All employees and contractors had been terminated under this plan as of June 30, 2004 and all costs had been paid.

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our then recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions, or about 30% of our then global workforce, across all functions with the objective of reducing our operating expenses. These activities resulted in a restructuring charge of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $2.5 million in asset write-offs, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, and $299,000 in legal and other costs.

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

        Other Income, Net.    Other income, net in fiscal 2004, 2003 and 2002 were as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Interest income	$809	$1,423	$2,602
Interest expense	—	(2)	(6)
Loss on investment	—	(1,414)	—
Other	(218)	296	432

Other income, net	$591	$303	$3,028

        The declines in interest income in fiscal 2004 and 2003 are primarily due to lower interest rates earned on our short-term investments and cash equivalents and lower cash and investment balances. The loss on investment in fiscal 2003 reflects the impairment charge we recorded in December 2002 related to the full value of our equity investment in Lexra, Inc.

        Income Taxes.    We recorded a provision for income taxes of $2.4 million in fiscal 2004 consisting primarily of foreign income taxes and foreign withholding taxes. In fiscal 2003, we recorded a provision of $2.2 million consisting primarily of foreign income taxes and foreign withholding taxes and the recording of a full valuation against our deferred tax assets offset by federal tax refunds due to net operation loss carryback claims. In fiscal 2002, we recorded a benefit provision for income taxes of $914,000. The tax benefit for 2002 differed from the statutory rate primarily due to the foreign losses that did not provide a tax benefit.

        A certain transaction reported in our federal income tax return for fiscal year 2002 is currently under examination by the Internal Revenue Service. No adjustment as been proposed at this time. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination.

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

Liquidity and Capital Resources

        At June 30, 2004, we had cash, cash equivalents and short-term investments of $93.4 million, an increase of $9.5 million from June 30, 2003, and we had working capital of $82.0 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities, acquisition of technologies and patents. In fiscal 2004, we primarily generated cash from operations and we used cash primarily for investing activities. The following table summarizes selected items (in thousands)

from our statement of cash flows for fiscal 2004, 2003 and 2002. For complete statements of cash flows for those periods, see the financial statements in Item 8.

	Years Ended June 30,
	2004	2003	2002
Net cash provided by (used in) operating activities	$11,104	$(8,434)	$(12,869)
Net loss	(1,531)	(28,907)	(9,390)
Depreciation	3,207	4,192	5,210
Write-off of investment in privately held company	—	1,414	—
Amortization of intangibles	1,237	1,359	1,370
Accounts receivable	2,274	1,341	397
Prepaid expenses	489	4,051	(2,163)
Other assets	2,203	936	(3,366)
Other current accrued liabilities	(1,323)	5,934	(52)
Income tax payable	1,113	1,150	(980)
Accrued compensation	1,563	(378)	(710)
Net cash provided by (used in) investing activities	$(17,598)	$365	$(14,807)
Net maturities (purchases) of short-term investments	(15,009)	5,000	(5,000)
Capital expenditures	(2,589)	(1,370)	(4,497)
Purchase of intangible assets	—	(2,000)	(3,896)
Acquisition of Algorithmics Limited and an affiliated Company, DFS3 Limited, net	—	(1,265)	—
Purchase of investment in privately held company	—	—	(1,414)
Net cash provided by financing activities	$1,004	$1,114	$1,734
Net proceeds from issuance of common stock	1,004	1,416	1,734
Net increase (decrease) in cash and cash equivalents	$(5,504)	$(6,873)	$(25,808)

        For fiscal 2004, our operating activities generated cash of $11.1 million due to our net loss of $1.5 million offset by non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated from the decrease in accounts receivable due to collections and timing of licensing agreements along with a decrease in prepaid expenses and other assets due to amortization on our computer aided design time-based licenses offset in part by a decrease in other current accrued liabilities due to final payments made under our May 2003 restructuring action. The increase in accrued compensation is primarily due to profit sharing and executive bonus to be paid after the end of the fiscal year.

        For fiscal 2003, our operating activities used cash of $8.4 million primarily due to our net loss of $28.9 million. This was offset in part by non-cash charges from deprecation and amortization of intangibles along with the $1.4 million write-off of our equity investment in privately held Lexra, Inc. In addition, there was a decrease in accounts receivable due to fewer licensing agreements completed at the end of fiscal 2003, and decreases in prepaid expenses and other assets due to income tax refunds received along with an increase in our valuation allowance to fully offset our deferred tax assets due to lower likelihood of utilization of the future benefit. Other current accrued liabilities increased due to the unpaid restructuring activities at the end of the fiscal year.

        For fiscal 2002, our operating activities used cash of $12.9 million due to our net loss of $9.4 million, offset in part by non-cash charges from depreciation and amortization of intangible assets. In addition, cash decreased due to an increase in prepaid expenses and other assets and decreases in other accrued liabilities, accrued compensation and income taxes payable. The increase in prepaid expenses and other current assets is primarily due to an increase in prepaid maintenance for computer aided design tools, an increase in income taxes receivable pertaining to certain tax credits and refunds applied for, and increased prepaid insurance. The increase in other assets is due to an increasing number of our computer aided design tools, which represents software used to develop our intellectual property, are now secured through term licenses of three to seven years. These licenses are recorded in other assets and amortized over the term of the license. In the past, the majority of our tools were acquired through the purchases of perpetual licenses, which were recorded as capital assets under equipment. In addition, cash decreased due to a decrease in income taxes payable resulting from our net loss and tax payments made during the year, and a decrease in accrued compensation due to lower accrued bonuses.

        For fiscal 2004, net cash used by investing activities was $17.6 million primarily due to net purchases of short-term investments and capital expenditures. Net cash provided by investing activities was $365,000 in fiscal 2003 due to net maturities on short-term investments offset by capital expenditures, the purchase of intangible assets and the acquisition of Algorithmics, Ltd. Net cash used in investing activities was $14.8 million for fiscal 2002 primarily due to net purchases of short-term investments, capital expenditures, the purchases of intangible assets and a small equity investment in Lexra, Inc.

        Net cash provided by financing activities was $1.0 million in fiscal 2004 compared to $1.1 million in fiscal 2003 and $1.7 million in fiscal 2002. Net cash provided by financing activities for all periods presented consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans. This was partially offset in fiscal 2003 by the payment of the mortgage loan of $302,000 acquired as a result of the acquisition of Algorithmics, Ltd. during the fiscal year.

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

Contractual Obligations

        Our contractual obligations as of June 30, 2004 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$11,016	$2,419	$3,900	$3,927	$770
Purchase obligations (2)	2,360	2,360	—	—	—
Other long-term liabilities reflected on our Balance Sheet under GAAP (3)	998	—	998	—	—

Total	$14,374	$4,779	$4,898	$3,927	$770

(1)
We lease office facilities under noncancelable operating leases that expire through 2010. In connection with the lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)
Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees.

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

  •
  the demand for products that incorporate our technology;

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

        The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue declined in fiscal 2002 and fiscal 2003 and increased by 5% in fiscal 2004. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

        We depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.    Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, we are further dependent upon the sale of products by their customers. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

        If we don't compete effectively in the market for embedded processors, our business will be adversely affected.    Competition in the market for embedded processors is intense. Our products compete with those of other designers and developers of processors and cores, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and other technology designs. The market for embedded processors has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

  •
  the risk that the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer and business product applications; and

  •
  our failure to identify and respond in a timely manner to trends and emerging markets for embedded processors.

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

        We depend on our key personnel to succeed.    Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. We cannot assure you that we will retain our key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could make it difficult to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition. In addition, our recent restructurings may have an adverse effect on employee morale and create concern among existing employees about job security and, as a result, key employees may be more likely to seek other employment opportunities.

        Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.    Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or the interpretation of tax laws. In addition, we are currently under examination by the Internal Revenue Service regarding our federal income tax return for fiscal year 2002. Although no adjustment has been proposed at this time and we believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination, the outcome of the examination is currently unclear. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from our current examination or any other examinations will not have an adverse effect on our operating results and financial condition.

        We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2003 and the second quarter of fiscal 2002 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

        Our intellectual property may be misappropriated and we may be unable to obtain or enforce intellectual property rights.    Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS-Based products or that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

        We may be subject to claims of infringement.    We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees' customers in connection with use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms to us or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In both the first and second quarters of fiscal 2003 and the second quarter of fiscal 2002, we acquired certain core and developed technologies and patent and patent applications, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. In the second quarter of fiscal 2003, we recorded an impairment charge of $1.2 million for purchased developed technology acquired in December 2001. We recorded additional research and development expense of $1.7 million in fiscal 2004 and $696,000 in fiscal 2003 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

        In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for this impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.    Financial Statements and Supplementary Data

        The following table presents selected quarterly information for fiscal 2004 and 2003 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:
Total revenue	$10,413	$10,688	$12,597	$14,187
Operating income (loss)	$(5,404)	$654	$2,103	$2,973
Net income (loss)	$(5,763)	$477	$1,187	$2,568

Net income (loss) per basic and diluted share	$(0.14)	$0.01	$0.03	$0.06

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2003:
Total revenue	$9,442	$10,378	$9,477	$9,793
Operating loss	$(4,533)	$(12,487)	$(3,867)	$(6,079)
Net loss	$(3,878)	$(14,259)	$(4,061)	$(6,709)

Net loss per basic and diluted share	$(0.10)	$(0.36)	$(0.10)	$(0.17)

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders
MIPS Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/  ERNST & YOUNG LLP

Palo Alto, California
July 19, 2004

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$78,335	$83,839
Short-term investments	15,041	—
Accounts receivable, net of allowance of zero at June 30, 2004 and $183 at June 30, 2003	2,488	4,762
Prepaid expenses and other current assets	3,159	3,648

Total current assets	99,023	92,249
Equipment and furniture, net	3,578	4,202
Intangible assets, net	3,176	3,769
Other assets	2,926	5,129

	$108,703	$105,349

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,255	$504
Accrued liabilities	12,344	10,977
Deferred revenue	3,407	2,592

Total current liabilities	17,006	14,073
Long-term liabilities	2,038	1,900

	19,044	15,973
Stockholders' equity:
Class A common stock, $0.001 par value: 0 and 150,000,000 shares authorized at June 30, 2004 and 2003, respectively; 0 and 15,499,010 shares outstanding at June 30, 2004 and 2003, respectively, net of 0 and 5,317 reacquired shares at June 30, 2004 and 2003, respectively	—	15
Class B common stock, $0.001 par value: 0 and 100,000,000 shares authorized at June 30, 2004 and 2003, respectively; 0 and 25,057,715 shares outstanding at June 30, 2004 and 2003 respectively, net of 0 and 12,044 reacquired shares at June 30, 2004 and at June 30, 2003, respectively	—	25
Common stock, $0.001 par value: 250,000,000 and 0 shares authorized at June 30, 2004 and 2003 respectively; and 41,020,061 and 0 shares outstanding at June 30, 2004 and 2003, respectively, net of 17,361 and 0 reacquired shares at June 30, 2004 and at June 30, 2003, respectively	40	—
Additional paid-in capital	181,511	180,504
Accumulated other comprehensive income	867	702
Deferred compensation	(695)	(1,337)
Accumulated deficit	(92,064)	(90,533)

Total stockholders' equity	89,659	89,376

	$108,703	$105,349

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2004	2003	2002
Revenue:
Royalties	$23,439	$15,693	$16,791
Contract revenue	24,446	23,397	30,970

Total revenue	47,885	39,090	47,761
Costs and expenses (see Note 15 regarding related party transactions with Silicon Graphics):
Cost of contract revenue	—	250	250
Research and development	23,962	32,863	34,045
Sales and marketing	11,878	13,759	17,189
General and administrative	8,486	8,508	7,435
Acquired in-process research and development	—	394	1,737
Restructuring	3,233	10,282	437

Total costs and expenses	47,559	66,056	61,093

Operating income (loss)	326	(26,966)	(13,332)
Other income, net	591	303	3,028

Income (loss) before income taxes	917	(26,663)	(10,304)
Provision (benefit) for income taxes	2,448	2,244	(914)

Net loss	$(1,531)	$(28,907)	$(9,390)

Net loss per basic and diluted share	$(0.04)	$(0.73)	$(0.24)

Shares used in computing basic and diluted net loss per share	40,434	39,505	39,013

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(In thousands except share data)

	Common Stock
						Accumulated Other Comprehensive Income(loss)
	Class A Shares	Class B Shares	Common Shares	Amount	Additional Paid-in- Capital		Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity
Balances at June 30, 2001	13,876,041	25,063,461	—	39	175,520	(615)	—	(52,236)	122,708
Common stock issued under employee stock option and purchase plans	277,123	—	—	—	1,733	—	—	—	1,733
Reacquired stock	—	(5,631)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(9,390)	(9,390)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(49)	—	—	(49)
Currency translation adjustment	—	—	—	—	—	893	—	—	893
Total comprehensive loss									(8,546)

Balances at June 30, 2002	14,153,164	25,057,830	—	39	177,253	229	—	(61,626)	115,895
Common stock issued under employee stock option and purchase plans	825,587	—	—	1	1,415	—	—	—	1,416
Shares issued in acquisition	520,259	—	—	—	1,836	—	—	1,836
Deferred compensation relating to an acquisition	—	—	—	—	—	—	(1,925)	—	(1,925)
Deferred compensation amortization	—	—	—	—	—	—	588	—	588
Reacquired stock	—	(115)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28,907)	(28,907)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	—	—	(11)
Currency translation adjustment	—	—	—	—	—	484	—	—	484
Total comprehensive loss									(28,434)

Balances at June 30, 2003	15,499,010	25,057,715	—	$40	$180,504	$702	$(1,337)	$(90,533)	$89,376
Common stock issued under employee stock option and purchase plans	281,923	—	181,413	1,007	—	—	—	1,007
Stock conversion	(15,780,933)	(25,057,715)	40,838,648	—	—	—	—	—	—
Deferred compensation amortization	—	—	—	—	—	—	642	—	642
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,531)	(1,531)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	—	—	(11)
Currency translation adjustment	—	—	—	—	—	176	—	—	176
Total comprehensive loss									(1,366)

Balances at June 30, 2004	—	—	41,020,061	$40	$181,511	$867	$(695)	$(92,064)	$89,659

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in Cash and Cash Equivalents
(In thousands)

	Years ended June 30,
	2004	2003	2002
Operating activities:
Net loss	$(1,531)	$(28,907)	$(9,390)
Adjustments to reconcile net loss to cash provided by (used in) operations:
Depreciation	3,207	4,192	5,210
Write-off of investment in privately held company.	—	1,414	—
Acquired in-process research and development	—	394	—
Amortization of intangibles	1,237	1,359	1,370
Other non-cash charges	169	(2)	(154)
Changes in operating assets and liabilities:
Accounts receivable	2,274	1,341	397
Prepaid expenses	489	4,051	(2,163)
Other assets	2,203	936	(3,366)
Accounts payable	751	(729)	(1,981)
Accrued compensation	1,563	(378)	(710)
Other current accrued liabilities	(1,323)	5,934	(52)
Income tax payable	1,113	1,150	(980)
Deferred revenue	1,200	(319)	(1,158)
Long-term liabilities	(248)	1,130	108

Net cash provided by (used in) operating activities	11,104	(8,434)	(12,869)
Investing activities:
Purchases of short-term investments	(39,912)	(11,475)	(44,375)
Maturities of short-term investments	24,903	16,475	39,375
Capital expenditures	(2,589)	(1,370)	(4,497)
Purchase of intangible assets	—	(2,000)	(3,896)
Purchase of investment in a privately held company.	—	—	(1,414)
Acquisition of Algorithmics Limited and an affiliated Company, DFS3 Limited, net	—	(1,265)	—

Net cash provided by (used in) investing activities	(17,598)	365	(14,807)
Financing activities:
Net proceeds from issuance of common stock	1,004	1,416	1,734
Loan repayment	—	(302)	—

Net cash provided by financing activities	1,004	1,114	1,734
Effect of exchange rate on cash	(14)	82	134
Net decrease in cash and cash equivalents	(5,504)	(6,873)	(25,808)
Cash and cash equivalents, beginning of year	83,839	90,712	116,520

Cash and cash equivalents, end of year	$78,335	$83,839	$90,712

Supplemental disclosures of cash transactions:
Income taxes paid	$2,685	$3,268	$1,913

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Description of Business and Basis of Presentation

        We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Our technology is utilized in many high-growth embedded markets including digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

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

        Revenue Recognition.    We derive revenue from license fees for the transfer of proven and reusable intellectual property components or engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS' intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee for currently available technology, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee's product incorporating our licensed technology, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee's products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is generally in the quarter following the sale of the licensee's product to its customer. We classify all revenue that does not involve the sale of a licensee's products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104—Revenue Recognition, which superceded SAB No. 101—Revenue Recognition in Financial Statements, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis and for which we receive periodic milestone payments, are recognized as revenue over the estimated development period, using a cost-based percentage of completion method limited to the amount of milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and if necessary, revise, the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial.

        Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees. Revenue from these arrangements was $3.2 million in fiscal 2004, $4.1 million in fiscal 2003 and $4.2 million in fiscal 2002.

        Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we licensed from third parties and which is recognized as the obligation is incurred.

        Cash and Cash Equivalents and Short-term Investments.    Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less. The fair values of cash and cash equivalents approximates their recorded value at June 30, 2004.

        Financial Instruments.    We classify our financial instruments as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders' equity. Realized gains and losses are recognized when realized in our consolidated statements of operations.

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

        Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed in the period of the acquisition.

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

        Stock-Based Compensation.    We have adopted the disclosure requirements of SFAS No. 123,  Accounting for Stock-based Compensation, as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $642,000 in fiscal 2004, $588,000 in fiscal 2003, and $1,000 in fiscal 2002.

        Pro forma information regarding net loss and net loss per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

        Our pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2004	2003	2002(1)
			(Revised)
Net loss, as reported	$(1,531)	$(28,907)	$(9,390)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	642	588	—
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax related effects	15,768	23,505	25,945

Pro forma net loss	$(16,657)	$(51,824)	$(35,335)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.73)	$(0.24)

Pro forma	$(0.41)	$(1.31)	$(0.91)

(1)
During the preparation of footnotes to the consolidated financial statements for our quarterly filings during fiscal year 2003, we determined that the calculation of our net loss—pro forma reported under SFAS No. 123 for fiscal year 2002, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for the options under our 2001 Option Exchange Program. Accordingly, the amount of net loss—pro forma reported under SFAS No. 123 for fiscal year 2002 presented in the table above has been revised, resulting in an increase in the previously reported amount of pro forma net loss of $5.8 million or $0.15 per basic and diluted share. This revision had no effect on our previously reported consolidated results of operations or financial condition.

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

        Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in forecasting future results and belief that we cannot rely on projections of future taxable income to realize deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

        In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

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

        The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share amounts):

	Years ended June 30,
	2004	2003	2002
Numerator:
Net loss available to common stockholders	$(1,531)	$(28,907)	$(9,390)

Denominator:
Weighted-average shares of common stock outstanding	40,793	40,006	39,035
Less: Weighted-average shares subject to repurchase	(359)	(501)	(22)

Shares used in computing basic and diluted net loss per share	40,434	39,505	39,013

Basic and diluted net loss per share	$(0.04)	$(0.73)	$(0.24)
Potentially dilutive securities excluded from diluted net loss per share because they are anti-dilutive	6,442	10,203	6,654

        Comprehensive Income (Loss).    Total comprehensive income (loss) includes net income and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.

        Total comprehensive loss was $1.4 million in fiscal 2004, $28.4 million in fiscal 2003 and $8.5 million in fiscal 2002.

        Segment Information.    We are a designer of embedded processors and related intellectual property for use in a wide variety of increasingly sophisticated digital consumer and business products. We license our processor and core designs and related intellectual property to semiconductor manufacturers, companies that design but do not manufacture semiconductor products, and system original equipment manufacturers. These activities have been organized into one operating segment.

        We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. See Note 17 for additional information about revenues and long-lived assets.

        Reclassifications.    Certain balances in our fiscal 2003 and 2002 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2004.

        Recent Accounting Pronouncements.    In November 2002, the Financial Accounting Standards Board issued Emerging Issues Task Force (referred to as EITF) Issue 00-21, Revenue Arrangements with Multiple Deliverables. EITF Issue 00-21 addresses certain aspects of the accounting by a company for arrangements under which it will perform multiple revenue-generating activities. EITF Issue 00-21 addresses when and how an arrangement involving multiple deliverables should be divided into separate units of accounting and provides guidance with respect to the effect of certain customer rights due to company nonperformance on the recognition of revenue allocated to delivered units of accounting. EITF Issue 00-21 also addresses the impact on the measurement and/or allocation of arrangement consideration of customer cancellation provisions and consideration that varies as a result of future actions of the customer or the company. Finally, EITF Issue 00-21 provides guidance with respect to the recognition of the cost of certain deliverables that are excluded from the revenue accounting for an arrangement. The provisions of EITF Issue 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Adoption of EITF Issue 00-21 did not have a material impact on our results of operation or financial position.

        On December 17, 2003, the Staff of the Securities and Exchange Commission issued SAB No. 104, Revenue Recognition, which superceded SAB No. 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. SAB No. 104 did not have a significant impact on our results of operation or financial position.

        In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses consolidation by business enterprises of variable interest entities (VIEs) either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations on proposed modifications to FIN 46 and re-issued FIN 46 (Revised Interpretation) resulting in multiple effective dates based on the nature as well as the creation date of the VIE. Adoption of FIN 46 did not have a significant impact on our results of operation or financial position.

Note 3.    Business Risk and Customer Concentration

        We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 42% of fiscal 2004 and 2003 revenue, including more than 15% from Toshiba in both periods, and 41% of fiscal 2002 revenue, including more than 10% from Toshiba. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

        A substantial portion of our revenue is derived from licensees based outside the United States (see Note 17). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

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

  Acquisition of Algorithmics, Limited

        In July 2002, we acquired Algorithmics, Limited, a tool chain company based in the United Kingdom, and an affiliated company, DFS3 Limited. The total purchase consideration for both companies was approximately $3.1 million and consisted of $800,000 in cash, the issuance of approximately 520,000 shares of our common stock valued at approximately $1.9 million, and acquisition-related costs of approximately $485,000.

        The 520,000 shares of our common stock that were granted to the Algorithmics shareholder-employees vest over a three-year period beginning on the purchase agreement consummation date. Vesting of these shares depends upon each employee's continued employment with us and any unvested shares are forfeited upon such employee's termination of employment with us. Therefore, we did not include the value of these shares in the purchase price allocation calculation, but rather allocated their value to unearned compensation. The fair value of our shares was determined based on the quoted closing price of such shares on the agreement consummation date. As of June 30, 2004, approximately $1.2 million of the deferred compensation related to these stock shares had been expensed.

        A charge of $394,000 for purchased in-process research and development expenses was recorded because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

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

        The in-process technology acquired from Lexra was expensed on the acquisition date and was comprised of Lexra's next generation of processors, as well as the television set-top box audio decoder and media instruction set. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. In December 2001, at the time of the acquisition, we expected that $1.1 million to $1.3 million of future costs would be incurred to complete the research projects relating to this incomplete technology and these projects reached completion in December 2003.

        In the second quarter of fiscal 2003, we implemented restructuring activities to reduce our operating expenses, including reducing headcount and revising our operating plan to focus on our key products. At that time, we re-evaluated the developed technology acquired from Lexra, which was not compliant with our other products. We determined that, in light of the constraints on our resources, we would not seek to integrate into our product plans such developed technology. As such, we determined that such developed technology had no value. Therefore, we recorded an impairment charge as discussed in Note 6 for the unamortized balance of approximately $1.2 million.

        During the second quarter of fiscal 2003, we purchased certain patents and patent applications for an aggregate consideration of $1.1 million.

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2004			June 30, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(83)	$3	$86	$(39)	$47
Core/patent technology	4,176	(1,251)	2,925	4,176	(702)	3,474

Purchased intangible assets	$4,262	$(1,334)	$2,928	$4,262	$(741)	$3,521

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited as discussed in Note 4, was $248,000 as of June 30, 2004 and 2003, respectively.

        The estimated future amortization expense of purchased intangible assets as of June 30, 2004 is approximately $553,000, $549,000, $549,000, $549,000 and $341,000 for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively, and approximately $387,000 for years following fiscal 2009. Amortization expense for purchased intangible assets was $592,000 in fiscal 2004, $771,000 in fiscal 2003 and $495,000 in fiscal 2002.

Note 6.    Restructuring Charge

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

  October 2002 Restructuring Activities

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our then recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions or about 30% of our then global workforce across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees had been terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of June 30, 2004 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(790)	—	—	(18)	(808)
Non-cash charges	—	116	—	—	—	116

Balance at June 30, 2004	$—	$1,939	$—	$—	$11	$1,950

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

        Other assets written off in fiscal 2003 as a part of the October 2002 restructuring action included leasehold improvements and computer aided design software related to the Denmark facilities. Other costs are composed primarily of legal fees and other restructuring costs. The asset impairments that resulted from these exit activities were accounted for under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

        As of June 30, 2004, the remaining restructuring cost accrual was $2.0 million, which consists of an operating lease accrual made up of lease payments to be paid through March 2010, net of estimated sublease income. Actual future cash requirements may differ materially from the amounts accrued at June 30, 2004, particularly if actual sublease income differs significantly from current estimates. We assess these conditions on a quarterly basis.

  May 2003 Restructuring Activities

        In May 2003, we announced a restructuring plan intended to reduce our operating expenses consistent with our revenue projections. The plan included the termination of approximately 57 regular employees and contractors or approximately one-third of our workforce to be completed during fiscal 2004. These activities resulted in a restructuring charge of approximately $2.6 million in fiscal 2003, which mainly consisted of employee severance costs with the majority to be paid in the first quarter of fiscal 2004. Additional restructuring charges of approximately $1.8 million in employee severance costs were recognized in fiscal 2004 as we continued to implement planned employee terminations. These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of June 30, 2004, all employees and contractors had been terminated and all payments made under this activity.

        A summary of the May 2003 restructuring activities as of June 30, 2004 follows below (in thousands):

	Severance	Facilities	Other asset write-off	Other costs	Total
Initial restructuring charges	$2,508	$51	$12	$2	$2,573
Cash charges	(329)	(11)	—	(2)	(342)
Non-cash charges	—	—	(12)	—	(12)

Balance at June 30, 2003	$2,179	$40	$—	$—	$2,219

Additional Charges	1,807	—	—	26	1,833
Cash charges	(3,986)	(40)	—	(26)	(4,052)

Balance at June 30, 2004	$—	$—	$—	$—	$—

Note 7.    Financial Instruments

        The following table summarizes by major security type the fair value of our cash equivalents and short-term investments (in thousands):

	June 30,
	2004	2003
Money market funds	$73,739	$73,589
Certificates of deposit and time deposits	500	500
U.S. commercial paper and municipal bonds	15,041	6,994

Total	89,280	81,083
Less amounts classified as cash equivalents	(74,239)	(81,083)

Total short-term investments	$15,041	$—

        Our short-term investments as of June 30, 2004 mature within one year.

Note 8.    Allowance for Doubtful Accounts

        The activity in our allowance for doubtful accounts was as follows (in thousands):

Balance at June 30, 2003	$183
Amount reversed	(177)

Amount applied to accounts receivable	(6)

Balance at June 30, 2004	$—

        The allowance for doubtful accounts as of June 30, 2002 was zero. The amounts charged to expense were $183,000 in fiscal 2003 and zero in fiscal 2002.

Note 9.    Equipment and Furniture

        The components of equipment and furniture are as follows (in thousands):

	June 30,
	2004	2003
Equipment	$14,807	$16,602
Furniture and fixtures	1,617	1,581
Land and buildings	766	698

	17,190	18,881
Accumulated depreciation	(13,612)	(14,679)

Equipment and furniture, net	$3,578	$4,202

Note 10.    Accrued and Long-Term Liabilities

        The components of accrued liabilities are as follows (in thousands):

	June 30,
	2004	2003
Accrued compensation and employee-related expenses	$4,041	$2,478
Income taxes payable	3,328	2,215
Other accrued liabilities	4,975	6,284

	$12,344	$10,977

        The components of long-term liabilities are as follows (in thousands):

	June 30,
	2004	2003
Deferred compensation	$998	$741
Deferred rent	655	659
Other long-term liabilities	385	500

	$2,038	$1,900

Note 11.    Interest and Other Income, Net

        The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Interest income	$809	$1,423	$2,602
Interest expense	—	(2)	(6)
Loss on investment	—	(1,414)	—
Other	(218)	296	432

Total interest and other income, net	$591	$303	$3,028

Note 12.    Commitments

        We lease certain facilities under noncancelable operating leases. The future minimum annual lease payments are approximately $2,155,000, $1,933,000, $1,967,000, $2,001,000 and $1,926,000 for fiscal years 2005, 2006, 2007, 2008 and 2009, respectively, and approximately $770,000 for years following fiscal 2009. Rent expense under noncancelable operating leases was approximately $1,356,000 in fiscal 2004, $1,840,000 in fiscal 2003 and $2,435,000 in fiscal 2002.

        In connection with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the balance sheet.

Note 13.    Income Taxes

        Income (loss) before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2004	2003	2002
United States	$3,816	$(15,420)	$(2,925)
Foreign	(2,899)	(11,243)	(7,379)

Total income (loss) before taxes	$917	$(26,663)	$(10,304)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2004	2003	2002
Federal:
Current payable	$58	$(4,332)	$(2,781)
Deferred	—	2,424	87

	58	(1,908)	(2,694)
State:
Current payable	40	—	—
Deferred	—	788	—

	40	788	—
Foreign:
Current payable	2,350	3,332	1,780
Deferred	—	32	—

	2,350	3,364	1,780

Total provision (benefit) for income taxes	$2,448	$2,244	$(914)

        The provision (benefit) for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
Federal tax at statutory rate	$312	$(9,332)	$(3,606)
State income taxes, net of federal benefit	40	—	—
Foreign losses not benefited	1,580	3,934	2,599
Foreign taxes	2,032	2,244	—
Domestic losses not benefited	—	5,314	—
Research tax credit	(661)	—	—
Changes in Valuation Allowance	(847)
Other	(8)	84	93

Total provision (benefit) for income taxes	$2,448	$2,244	$(914)

        Approximately $400,000 of our valuation allowance offsets tax benefits associated with dispositions from employee stock plans. Such benefits will be credited to stockholders' equity when realized.

        The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2004	2003
Cumulative temporary differences:
Depreciation and amortization related items	$939	$852
Non-deductible accrued expenses	296	1,179
Accrued compensation benefit	231	332
Deferred revenue	917	231
Capital loss carry forward	938	—
Other, net	1	1
Tax credit carry forward	9,015	5,931
State and foreign net operating loss carry forward	2,306	6,714

Total deferred income tax asset	14,643	15,240
Valuation allowance	(14,643)	(15,240)

Net deferred income tax asset	$—	$—

        In fiscal 2004, the valuation allowance decreased by $597,000. The valuation increased by $13.2 million in fiscal 2003 due to recording a full valuation against our deferred tax assets. In fiscal 2002, the valuation allowance increased by $2.0 million.

        We have state and foreign net operating loss carry forwards of approximately $10.8 million and $35.4 million at June 30, 2004. The state and foreign net operating losses will start to expire beginning in 2007 through 2011, if not utilized. There are federal research credits of approximately $552,000 that will start to expire beginning in 2019 through 2024, if not utilized. We also have state research and investment tax credits of approximately $2.5 million and $183,000 at June 30, 2004. The state research credits have no expiration date but the investment credits begin to expire in 2006 and will fully expire in 2012, if not utilized. Federal foreign tax credit carry forwards also exist of $5.8 million, which expire beginning in 2007 through 2009, if not utilized.

        Utilization of the federal and state net operating losses and tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

        A certain transaction within our federal income tax return for fiscal year 2002 is currently under examination by the Internal Revenue Service. No adjustment has been proposed at this time. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination.

Note 14.    Stockholders' Equity

        Stock Re-combination.    At our Annual Meeting held on November 12, 2003, our stockholders voted to amend our Articles of Incorporation to eliminate our Class A and Class B common stock and to authorize a single class of common stock, and to simultaneously convert each outstanding share of Class A common stock and Class B common stock into a single share of the newly authorized common stock. The combination was effective on November 14, 2003.

        Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

        1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the "1998 Plan") was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock option grants generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002 vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2003, 2002, and 2001, the number of shares available for issuance increased by approximately 1.6 million, 1.6 million, and 1.6 million shares respectively, for a total of approximately 14.3 million shares of common stock reserved under the 1998 Plan. At June 30, 2004, 2,466,013 shares were available for future issuance under the 1998 Plan.

        Directors' Stock Option Plan.    The Directors' Stock Option Plan (the "Director Plan") was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director's election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002. Under the new vesting schedule, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director's service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2003, 2002, and 2001, the number of shares available for issuance increased by zero, zero, and 40,000, shares respectively, for a total of 820,000 shares of common stock reserved under the Director Plan. As of June 30, 2004, 420,000 shares were available for future issuance under the Director Plan.

        Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the "Purchase Plan") was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999 and as amended in January 2000 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2003, 2002, and 2001, the number of shares available for issuance increased by approximately 203,000, 196,000, and 197,000 shares, respectively, for a total of approximately 1.6 million shares of common stock reserved under the Purchase Plan. At June 30, 2004, 1.6 million shares had been issued under the Purchase Plan and 45 shares were reserved for future issuance.

        2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the "2002 Plan") in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants generally vest over a 50-month period with 2% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee's service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2004, 84,896 shares were available for future issuance under the 2002 Plan.

        Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the "Supplemental Purchase Plan"), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in

July 1998 and amended by the board in May 1999. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee's and consultant's eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2004, 25,671 shares had been issued under the Supplemental Purchase Plan and 34,329 shares were reserved for future issuance.

        Activity under our 1998 Long-Term Incentive Plan, Directors' Stock Option Plan and 2002 Non-Qualified Stock Option Plan are summarized as follows:

		Outstanding Options
	Shares available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at June 30, 2001	1,118,820	7,755,136	$22.89

Additional shares authorized for issuance	2,597,580	—	—
Options granted	(7,761,921)	7,761,921	$9.11
Options exercised	—	(1,792)	$12.00
Options canceled	5,703,397	(5,703,397)	$24.03

Balance at June 30, 2002	1,657,876	9,811,868	$11.33

Additional shares authorized for issuance	1,568,439
Options granted	(2,393,100)	2,393,100	$2.47
Options canceled	1,871,815	(1,871,815)	$9.44

Balance at June 30, 2003	2,705,030	10,333,153	$9.62

Additional shares authorized for issuance
Options granted	(4,090,550)	4,090,550	$4.17
Options exercised	—	(206,666)	$2.86
Options canceled	2,734,160	(2,734,160)	$11.55

Balance at June 30, 2004	2,970,909	11,482,877	$7.34

        Additional information about outstanding options to purchase common stock held by our optionees at June 30, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.03-$3.39	3,528,323	8.75	$2.93	992,498	$2.84
$4.12-$8.01	4,374,400	8.62	$6.39	1,981,493	$7.25
$8.05-$14.84	2,899,228	6.02	$10.44	2,466,298	$10.66
$16.44-$37.25	680,926	6.04	$23.17	603,869	$23.76

$2.03-$37.25	11,482,877	7.85	$7.34	6,044,158	$9.56

        Grant Date Fair Values.    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $3.39 per share during fiscal 2004, $2.09 per share during fiscal 2003, and $7.71 per share during fiscal 2002. The weighted average estimated fair value of shares granted under our stock purchase plan was $1.23 per share during fiscal 2004, $2.05 per share during fiscal 2003, and $6.96 per share during fiscal 2002.

        The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the activity under our stock option plans:

	Employee Stock Options Years Ended June 30,			Stock Purchase Plan Shares Years Ended June 30,
	2004	2003	2002	2004	2003	2002
Expected life (in years)	4.5	4.5-5.0	5.0	0.5	0.5	0.5
Risk-free interest rate	3.02%-3.85%	3.01%-3.33%	3.16%	1.11%	1.42%-1.92%	3.00%
Expected volatility	0.94-0.99	0.99-1.01	0.99	0.76	0.71-1.19	0.90
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

        2001 Stock Option Exchange Program.    In October 2001, we implemented a stock option exchange program because many of our then outstanding options had exercise prices that were significantly higher than the current market price of our common stock. By making this offer, we intended to maximize stockholder value by creating better performance incentives for, and thus increasing retention of, our employees. Under the program, each employee who held outstanding options to purchase shares of our then Class A common stock under the 1998 Plan was provided the opportunity to exchange that option for a new option under the 1998 Plan for the same number of shares to be granted not sooner than six months and one day after the date of the cancellation of the submitted options. Employees were required to exchange any options granted within six months and a day prior to the offer date to be able to participate in the option exchange program. For certain of our executive officers, including all of the then named executive officers, the exercise price of the replacement options was to be equal to the higher of the closing price of our common stock on the grant date of the replacement options or the closing price on the date of cancellation. The replacement options have an immediate vesting of 12% of the shares on the date of grant with the remaining shares vesting in equal monthly installments over 36 months.

        On November 15, 2001, we accepted for exchange and cancellation options to purchase an aggregate of 4,471,121 shares of our then Class A common stock representing 50.2% of the options eligible to be tendered and cancelled under the program. On May 17, 2002, we granted new options to purchase an aggregate of 4,391,121 shares of our then Class A common stock to replace the eligible options that had been tendered and cancelled under the program. The exercise price per share for the new options was

$8.01; the last reported trading price of our then Class A common stock on the grant date. For certain of our then executive officers, including all of the named executive officers that participated, the exercise price per share for the new options was $8.31, the closing price of our common stock on the date of cancellation.

Note 15.    Related Party Transactions

        MIPS Technologies, Inc. previously existed as a division of Silicon Graphics, Inc. following their acquisition of MIPS Computer Systems, Inc. in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. Our executive, administrative and technical offices occupied space in a building, which was subleased from Silicon Graphics in Mountain View, California until the sublease terminated on May 31, 2002. Rent expense paid to Silicon Graphics was zero in fiscal 2004 and fiscal 2003, and $1,492,000 in fiscal 2002. We signed a new lease agreement directly with the landlord effective June 1, 2002.

Note 16.    Contingencies

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

Note 17.    Industry and Geographic Segment Information

        Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2004	2003	2002
United States	$25,546	$18,440	$23,523
Japan	13,269	9,520	14,784
Pacific Rim	4,544	6,850	1,575
Europe	3,114	2,937	4,197
Rest of World	1,412	1,343	3,682

Total revenue	$47,885	$39,090	$47,761

        Our long-lived assets by geographic area are as follows (in thousands):

	June 30,
	2004	2003	2002
United States	$8,276	$10,942	$11,112
Japan	169	207	263
Pacific Rim	33	33	28
Europe	1,177	1,907	5,932
Rest of World	25	11	11

Total long lived assets	$9,680	$13,100	$17,346

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

  (b.)
  During the quarter ended June 30, 2004, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Information concerning our directors is incorporated by reference to the information in the section entitled "Proposal No. 1—Election of Directors" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

        Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

        Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

Item 11.    Executive Compensation

        Information regarding executive compensation is incorporated by reference to the information in the section entitled "Executive Compensation" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management "in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

Equity Compensation Plan Information

        We maintain the 1998 Long-Term Incentive Plan, Directors' Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Financial Statements. The following table presents information about these plans as of June 30, 2004.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	10,569,333	$7.43	2,886,058	(2)
Equity compensation plans not approved by security holders	913,544	$6.05	119,225	(3)
Total	11,482,877	$7.34	3,005,283

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

(2)
Of these shares, 2,466,013 shares remain available for grant under the 1998 Long-Term Incentive Plan, 420,000 shares remain available for grant under the Directors' Stock Option Plan, and 45 shares remain available for purchase under the Employee Stock Purchase Plan.

(3)
Of these shares, 84,896 shares remain available for grant under the 2002 Non-Qualified Option Plan and 34,329 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

        Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled "Certain Relationships and Related Transactions" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

Item 14.    Principal Accountant Fees and Services

        Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled "Fees Paid To The Independent Registered Public Accounting Firm" in our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2004.

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

  3.
  Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 14, 2003).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed on November 14, 2003).
4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company's Form 8-A12G/A filed on November 18, 2003).
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
10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *
10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *
10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *
10.8	The 1998 Long-Term Incentive Plan, as amended.
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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
10.15	Form of Award Document for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.16	Form of Award Document for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.17	Form of Award Document for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.18	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan.
10.19	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors' Stock Option Plan.
10.20	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors' Stock Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

MIPS Technologies, Inc.
	By:	/s/ JOHN E. BOURGOIN President and Chief Executive Officer
Date: September 8, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2004
/s/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 8, 2004
/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 8, 2004
/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 8, 2004
/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director	September 8, 2004
/s/ BENJAMIN HOROWITZ Benjamin Horowitz	Director	September 8, 2004
/s/ WILLIAM M. KELLY William M. Kelly	Director	September 8, 2004

Exhibit No.	Index of Exhibits
3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed on November 14, 2003).
3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed on November 14, 2003).
4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company's Form 8-A12G/A filed on November 18, 2003).
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
10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *
10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *
10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *
10.8	The 1998 Long-Term Incentive Plan, as amended.
10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).
10.10	Directors' Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
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
10.15	Form of Award Document for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.16	Form of Award Document for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.17	Form of Award Document for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.
10.18	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan.
10.19	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors' Stock Option Plan.
10.20	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors' Stock Option Plan.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
We have received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 4A. Executive Officers of the Registrant
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED ACCOUNTING FIRM
MIPS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
MIPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
MIPS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS Increase (decrease) in Cash and Cash Equivalents (In thousands)
MIPS TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES