Form 10-Q
period 2004-09-30
MIPS TECHNOLOGIES INC
filed 2004-11-08
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X ] No [ ]

        As of October 29, 2004, the number of outstanding shares of the Registrant’s common stock, $.001 par value, was 41,576,273.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2004	June 30, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,106	$78,335
Short-term investments	19,990	15,041
Accounts receivable	3,250	2,488
Prepaid expenses and other current assets	2,008	3,159

Total current assets	99,354	99,023
Equipment and furniture, net	3,177	3,578
Intangible assets, net	3,028	3,176
Other assets	2,800	2,926

	$108,359	$108,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,025	$1,255
Accrued liabilities	8,701	12,344
Deferred revenue	3,056	3,407

Total current liabilities	12,782	17,006
Long-term liabilities	2,515	2,038

	15,297	19,044
Stockholders' equity:
Common stock	41	40
Additional paid-in capital	182,339	181,511
Accumulated other comprehensive income	881	867
Deferred compensation	(1,256)	(695)
Accumulated deficit	(88,943)	(92,064)

Total stockholders' equity	93,062	89,659

	$108,359	$108,703

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2004	2003
Revenue:
Royalties	$6,721	$5,088
Contract revenue	7,885	5,325

Total revenue	14,606	10,413
Costs and expenses:
Research and development	5,207	8,144
Sales and marketing	3,045	2,796
General and administrative	2,321	1,644
Restructuring	277	3,233

Total costs and expenses	10,850	15,817

Operating income (loss)	3,756	(5,404)
Other income, net	245	208

Income (loss) before income taxes	4,001	(5,196)
Provision for income taxes	880	567

Net income (loss)	$3,121	$(5,763)

Net income (loss) per basic share	$0.08	$(0.14)

Net income (loss) per diluted share	$0.07	$(0.14)

Shares used in computing net income (loss) per basic share	40,695	40,172
Shares used in computing net income (loss) per diluted share	42,384	40,172

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2004	2003
Operating activities:
Net income (loss)	$3,121	$(5,763)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	490	1,002
Amortization of intangibles	334	308
Other non-cash charges	1	(3)
Changes in operating assets and liabilities:
Accounts receivable	(762)	752
Prepaid expenses	1,151	1,045
Other assets	126	1,539
Accounts payable	(230)	19
Accrued compensation	(973)	(724)
Other current accrued liabilities	(3,297)	(1,255)
Income tax payable	576	48
Deferred revenue	(386)	(344)
Long-term liabilities	513	596

Net cash provided by (used in) operating activities	664	(2,780)
Investing activities:
Purchases of short-term investments	(14,884)	(4,975)
Maturities of short-term investments	10,000	—
Capital expenditures	(88)	(2,410)

Net cash used in investing activities	(4,972)	(7,385)
Financing activities:
Net proceeds from issuance of common stock	74	15

Net cash provided by financing activities	74	15
Effect of exchange rate on cash and cash equivalents	5	3

Net decrease in cash and cash equivalents	(4,229)	(10,147)
Cash and cash equivalents, beginning of period	78,335	83,839

Cash and cash equivalents, end of period	$74,106	$73,692

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

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2004 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2004, included in our 2004 Annual Report on Form 10-K.

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

        Stock-Based Compensation.  We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $186,000 for the three-month period ended September 30, 2004 compared to $160,000 for the three-month period ended September 30, 2003.

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

        Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended September 30,
	2004	2003
Net income (loss), as reported	$3,121	$(5,763)
Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	145	160
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax related effects	3,679	2,365

Pro forma net income (loss)	$(413)	$(7,968)

Basic net income (loss) per share:
As reported	$0.08	$(0.14)

Pro forma	$(0.01)	$(0.20)

Diluted net income (loss) per share:
As reported	$0.07	$(0.14)

Pro forma	$(0.01)	$(0.20)

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

        On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft (ED), “Share-Based Payment — An Amendment of FASB Statements No. 123 and 95.” The proposed Statement addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements including stock options and employee stock purchase plans. As proposed, the new rules would be applied on a modified prospective basis as defined in the ED, and would be effective for us beginning July 1, 2005. We are currently evaluating option valuation methodologies and assumptions in light of the evolving accounting standards related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Note 2.   Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2004	2003
Numerator:
Net income (loss)	$3,121	$(5,763)

Denominator:
Weighted-average shares of common stock outstanding	41,028	40,558
Less: Weighted-average shares subject to repurchase	(333)	(386)

Shares used in computing net income (loss) per basic share	40,695	40,172

Effect of dilutive securities-employee stock options and shares subject to repurchase	1,689	—
Shares used in computing net income (loss) per diluted share	42,384	40,172

Net income (loss) per basic share	$0.08	$(0.14)
Net income (loss) per diluted share	$0.07	$(0.14)
Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	6,175	7,339

Note 3.   Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the first three months of fiscal 2004 was $3.1 million and total comprehensive loss for the comparable period in the prior year was $5.8 million.

Note 4.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of September 30, 2004 and June 30, 2004 (in thousands):

	September 30, 2004			June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(86)	$—	$86	$(83)	$3
Core/patent technology	4,176	(1,388)	2,788	4,176	(1,251)	2,925

Purchased intangible assets	$4,262	$(1,474)	$2,788	$4,262	$(1,334)	$2,928

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited, a tool chain company based in the United Kingdom and an affiliated company, DFS3 Limited, was $248,000 as of September 30, 2004 and June 30, 2004.

        The estimated future amortization expense of purchased intangible assets as of September 30, 2004 is approximately $412,000, $549,000, $549,000, $549,000 and $341,000 for the remaining nine months of fiscal 2005 and for fiscal years 2006, 2007, 2008 and 2009, respectively, and approximately $387,000 for years following fiscal 2009. Amortization expense for purchased intangible assets was $140,000 in the first quarter of fiscal 2005 and $148,000 in the first quarter of fiscal 2004.

Note 5.   Restructuring Charge

        Restructuring charges consist of multiple actions taken in fiscal 2003.

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

        A summary of the October 2002 restructuring activities as of September 30, 2004 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$2,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(790)	—	—	(18)	(808)
Non-cash charges	—	116	—	—	—	116

Balance at June 30, 2004	$—	$1,939	$—	$—	$11	$1,950

Additional charges	—	277	—	—	—	277
Cash payments	—	(2,031)	—	—	(4)	(2,035)
Non-cash charges	—	(116)	—	—	—	(116)

Balance at September 30, 2004	$—	$69	$—	$—	$7	$76

        The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately $4.7 million. We engaged two external local real estate professionals to provide an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market. Based on the input from these real estate professionals, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period. We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million. During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information from real estate professionals on market conditions in Denmark, received subsequent to the first quarter of fiscal 2004. We estimated that an additional 18 months from March 2004 would elapse before we might be able to sublease the facility, and that the amount of sublease income during the remainder of the lease term would be $3.4 million. These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

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

        As of September 30, 2004, the remaining restructuring cost accrual was $76,000, which consists of an accrual for broker commissions and an estimate for unpaid utilities on the leased property through September 28, 2004.

May 2003 Restructuring Activities

        In May 2003, we announced a restructuring plan that included the termination of approximately 57 regular employees and contractors to be completed during fiscal 2004. These activities resulted in a restructuring charge of approximately $2.6 million in fiscal 2003 and an additional restructuring charges of approximately $1.8 million in fiscal 2004. These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2003, all employees and contractors had been terminated and all payments made under this activity.

Note 6.   Interest Income

        Interest income reported under Other income, net was $289,000 for the three-month period ended September 30, 2004 and $201,000 for the three-month period ended September 30, 2003.

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

        We entered fiscal 2005 facing the challenge of maintaining our growth and profitability, while establishing new initiatives and executing on our next set of product development offerings. We have made significant progress during the first quarter of fiscal 2005. The demand for our recently introduced high performance MIPS32 24K core family contributed significantly to the 40% year over year revenue growth in the first fiscal quarter of 2005. The completion of nine new license agreements during the quarter, including five agreements for the 24K cores provided the foundation for the 48% growth in contract revenue. We continue to expand our customer base with the addition of three new licensees along with achieving repeat business with six existing customers licensing additional cores from us. The 32% increase in royalties in the first quarter was due to royalties from license agreements signed since our initial public offering in June 1998. Royalties from these agreements contributed to 63% of our total royalties in the quarter, up from 38% in the same quarter of fiscal 2004. We achieved increased profitability for the fourth consecutive quarter. In late September, we completed the negotiation for the termination of the long-term facilities lease obligation for our former Denmark design center.

        Looking forward to the next fiscal quarter, we will need to continue to capitalize on the momentum for the MIPS32 24K core family to grow our contract revenue. We expect that our operating expenses will increase over the next several quarters as we continue to invest in projects and programs to support our future growth.

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

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104 Revenue Recognition, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        Our revenue in the three-month periods ended September 30, 2004 and September 30, 2003 was as follows (in thousands):

	Three Months Ended September 30,
	2004	2003	Change in Dollars	Change in Percent
Revenue
Royalties	$6,721	$5,088	$1,633	32%
Percentage of Total Revenue	46%	49%
Contract Revenue	7,885	5,325	2,560	48%
Percentage of Total Revenue	54%	51%

Total Revenue	$14,606	$10,413	$4,193	40%

        Total revenue increased 40% for the first quarter of fiscal 2005 over the comparable period in fiscal 2004 due to an increase in both royalties and contract revenues. The increase in royalties in the first quarter was due primarily to an increase of $2.4 million in royalties from license agreements signed since our initial public offering in June 1998 as customers under these agreements are shipping more products incorporating our technology. This increase was offset in part by a decrease of $700,000 in royalties from legacy agreements. Contract revenues increased 48% primarily due to an increase of $3.4 million in fees generated from new and existing license agreements for developed technology offset in part by a decrease of $759,000 in fees generated from engineering services contracts for technology under development. The increase in fees for developed technology was primarily due to the completion of nine new license agreements including five new licenses for the recently introduced MIPS32 24K core family. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior period.

        Cost and Expenses.  Our cost and expenses for the three-month periods ended September 30, 2004 and September 20, 2003 was as follows (in thousands):

	Three Months Ended September 30,
	2004	2003	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$5,207	$8,144	$(2,937)	(36%)
Sales and Marketing	$3,045	$2,796	$249	9%
General and Administrative	$2,321	$1,644	$677	41%

        Research and Development.  Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

        The decrease in research and development expenses for the first quarter of fiscal 2005 over the comparable period in fiscal 2004 was primarily the result of a reduction in cost of approximately $2.7 million related to the termination of our custom core development team in September 2003 including a decrease in salary and benefits expense of $1.0 million and a decrease in computer aided design tool amortization expense of $1.7 million. In addition, depreciation expense declined $499,000. These decreases were offset in part by an increase in bonus and profit sharing expense of $303,000. We expect our research and development expenses to increase during the remainder of fiscal 2005 as we invest in additional projects to support future growth.

        Sales and Marketing. Sales and marketing expenses for the first quarter of fiscal 2005 increased over the comparable period in fiscal 2004. The increase in sales and marketing expenses was primarily due to an increase in commission and bonus expense of $272,000 due to an increase in contract revenue and the reinstatement of our bonus and profit sharing plans and an increase of $65,000 in marketing communications. This increase was offset in part by a decrease in spending of $175,000 on third party software development tools due to higher requirement for such tools in the first quarter of fiscal 2004. We expect that our sales and marketing expenses will increase during the remainder of fiscal 2005 as we focus additional resources on expanding our market presence.

        General and Administrative.  General and administrative expenses for the first quarter of fiscal 2005 increased over the comparable period in fiscal 2004. The increase in general and administrative expenses was primarily due to an increase in legal expense of $240,000 as a result of increased legal and patent activity, an increase in bonus expense of $193,000 due to the reinstatement of our bonus and profit sharing plans, and an increase in other expense due to the reversal of a bad debt allowance of $177,000 in September 2003 as we were able to collect an outstanding receivable that had previously been determined to be uncollectible. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.

        Restructuring Charge.  We recorded restructuring charges in the first quarter of fiscal 2005 and in the first quarter of fiscal 2004 related to two actions initiated in fiscal 2003. In the second quarter of fiscal 2003, we closed our Denmark design center, which occupied approximately 44,600 square feet of technical office space under a long-term lease arrangement to expire in July 2010. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000. The restructuring charge recorded during the first quarter of fiscal 2004 of approximately $1.8 million consisted primarily of employee severance costs related to the phase out initiated in May 2003 of our design efforts with respect to the development of custom cores.

        Other Income, Net.  Other income, net, for the first quarter of fiscal 2005 was $245,000 compared to $208,000 for the comparable period in fiscal 2004. The increase in other income was primarily due to an increase in interest income.

        Income Taxes.  We recorded an income tax provision of $880,000 for the first quarter of fiscal 2005. The estimated annual effective tax rate of 22% in the first quarter of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit and general business tax credit carryovers from prior years. We recorded an income tax provision of $567,000 for the first quarter of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. The estimated annual effective tax rate for the first quarter of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to our inability to benefit our current operating losses.

        A certain transaction reported in our federal income tax return for fiscal year 2002 is currently under examination by the Internal Revenue Service. No adjustment as been proposed at this time. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination.

Financial Condition

        At September 30, 2004, we had cash, cash equivalents and short-term investments of $94.1 million and total working capital of $86.6 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the three months ended September 30, 2004 and 2003. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Three Months Ended September 30,
	2004	2003
Net cash provided by (used in) operating activities	$664	$(2,780)
Net income (loss)	3,121	(5,763)
Depreciation	490	1,002
Amortization of intangibles	334	308
Accounts receivable	(762)	752
Prepaid expenses	1,151	1,045
Other assets	126	1,539
Other current accrued liabilities	(3,297)	(1,255)
Income tax payable	576	48
Accrued compensation	(973)	(724)

Net cash used in investing activities	$(4,972)	$(7,385)
Net maturities (purchases) of short-term investments	(4,884)	(4,975)
Capital expenditures	(88)	(2,410)

Net cash provided by financing activities	$74	$15
Net proceeds from issuance of common stock	74	15

Net decrease in cash and cash equivalents	$(4,229)	$(10,147)

        For the three-month period ended September 30, 2004, our operating activities provided net cash of $664,000 primarily reflecting net income, depreciation and amortization of intangibles. In addition, cash was generated by a decrease in prepaid expenses of $255,000 due to amortization of our business insurance policy, $291,000 related to amortization of our computer aided design time-based licenses and an increase of $880,000 in income taxes payable due to our tax provision for the period, partially offset by foreign withholding taxes on accounts receivable collections. This was partially offset by an increase in accounts receivable due to new balances during the quarter and decreases in other current accrued liabilities from payments under our restructuring plan for our Denmark facility lease termination of $1.9 million and accrued compensation due to $1.5 million in executive bonus payments.

        During the three months ended September 30, 2003, net cash used by operating activities of $2.8 million consisted mainly of our net loss of $5.8 million, offset in part by non-cash charges including depreciation and amortization along with a decrease in accounts receivable due to collection of a large receivable outstanding at June 30, 2003 offset in part by receivables from new agreements during the quarter. In addition, prepaid expenses and other assets decreased due to the receipt of an income tax receivable of $630,000, annual amortization of $330,000 related to our prepaid business insurance, and $1.7 million in amortization of our time-based computer-aided design tool licenses. These were partially offset by decreases in accrued liabilities primarily due to payment of our annual business insurance policy of $1.3 million, lower employee compensation accruals due to fewer employees at the end of the quarter, and payment of accrued restructuring costs of $1.8 million due to the termination of employees during the quarter, partially offset by an additional accrual of $1.4 million related to the closure of our Denmark facility.

        Net cash used in investing activities was $5.0 million for the three months ended September 30, 2004 compared to $7.4 million for the comparable period in the prior year. Net cash used in investing activities during the three-month period ended September 30, 2004 and September 30, 2003 included purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities.

        Net cash provided by financing activities was $74,000 for the three months ended September 30, 2004 compared to net cash provided of $15,000 for the comparable period in the prior year. Net cash provided by financing activities during the three-month period ended September 30, 2004 and September 30, 2003 was attributable to purchases under our employee stock plans.

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

Contractual  Obligations

        Our contractual obligations as of September 30, 2004 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$6,358	$1,408	$2,442	$2,468	$40
Purchase obligations (2)	1,843	1,843	—	—	—
Other long-term liabilities reflected on our Balance Sheet under GAAP (3)	1,527	—	1,527	—	—

Total	$9,728	$3,251	$3,969	$2,468	$40

(1)	We lease office facilities under noncancelable operating leases that expire through 2010. In connection with the lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. Operating lease obligations decreased $4.7 million compared to June 30, 2004 primarily due to the termination of our long-term lease obligation for the Denmark design center.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees. Other long-term liabilities increased $529,000 compared to June 30, 2004 primarily due to the increase in employee contributions to the deferred compensation plan.

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

        Our critical accounting policies relate to revenue recognition, goodwill and purchased intangible assets, impairment of long-lived assets, income taxes and accrued facilities restructuring charges. For a discussion of these critical accounting policies, please see “Critical Accounting Policies and Estimates” in Item 7 of our Annual Report on Form 10-K for the year ended June 30, 2004.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	During the quarter ended September 30, 2004, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.   EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
a Delaware corporation

By: /s/ KEVIN C. EICHLER
Kevin C. Eichler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 8, 2004