Form 10-Q
period 2004-12-31
MIPS TECHNOLOGIES INC
filed 2005-02-07
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACTS OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2004

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

        As of January 31, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 42,087,338.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2004 (unaudited)	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$79,809	$78,335
Short-term investments	19,893	15,041
Accounts receivable	5,196	2,488
Prepaid expenses and other current assets	1,844	3,159

Total current assets	106,742	99,023
Equipment and furniture, net	3,222	3,578
Intangible assets, net	2,898	3,176
Other assets	2,756	2,926

	$115,618	$108,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$484	$1,255
Accrued liabilities	10,231	12,344
Deferred revenue	3,362	3,407

Total current liabilities	14,077	17,006
Long-term liabilities	2,667	2,038

	16,744	19,044
Stockholders' equity:
Common stock	41	40
Additional paid-in capital	184,220	181,511
Accumulated other comprehensive income	1,063	867
Deferred compensation	(1,049)	(695)
Accumulated deficit	(85,401)	(92,064)

Total stockholders' equity	98,874	89,659

	$115,618	$108,703

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Revenue:
Royalties	$7,596	$5,925	$14,317	$11,013
Contract revenue	7,938	4,763	15,823	10,088

Total revenue	15,534	10,688	30,140	21,101
Costs and expenses:
Research and development	5,080	5,471	10,287	13,615
Sales and marketing	3,696	2,540	6,740	5,336
General and administrative	2,245	2,023	4,566	3,666
Restructuring	—	—	277	3,233

Total costs and expenses	11,021	10,034	21,870	25,850

Operating income (loss)	4,513	654	8,270	(4,749)
Other income, net	369	107	614	315

Income (loss) before income taxes	4,882	761	8,884	(4,434)
Provision for income taxes	1,340	284	2,221	852

Net income (loss)	$3,542	$477	$6,663	$(5,286)

Net income (loss) per basic share	$0.09	$0.01	$0.16	$(0.13)

Net income (loss) per diluted share	$0.08	$0.01	$0.15	$(0.13)

Shares used in computing net income (loss) per basic share	41,221	40,400	41,003	40,286

Shares used in computing net income (loss) per diluted share	44,170	42,679	43,322	40,286

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Six Months Ended December 31,
	2004	2003
Operating activities:
Net income (loss)	$6,663	$(5,286)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	941	1,876
Amortization of intangibles and stock based compensation	673	620
Other non-cash charges	(37)	(66)
Changes in operating assets and liabilities:
Accounts receivable	(2,708)	2,159
Prepaid expenses	1,315	1,833
Other assets	170	1,746
Accounts payable	(771)	114
Accrued compensation	(1,313)	(337)
Other current accrued liabilities	(2,235)	(1,193)
Income tax payable	1,481	(31)
Deferred revenue	(115)	492
Long-term liabilities	700	(382)

Net cash provided by operating activities	4,764	1,545
Investing activities:
Purchases of short-term investments	(24,775)	(19,917)
Maturities of short-term investments	20,085	—
Capital expenditures	(585)	(2,494)

Net cash used in investing activities	(5,275)	(22,411)
Financing activities:
Net proceeds from issuance of common stock	1,954	495

Net cash provided by financing activities	1,954	495
Effect of exchange rate on cash and cash equivalents	31	(1)

Net decrease in cash and cash equivalents	1,474	(20,372)
Cash and cash equivalents, beginning of period	78,335	83,839

Cash and cash equivalents, end of period	$79,809	$63,467

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

Note 1.    Description of Business and Basis of Presentation

        We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Our technology is utilized in such high-growth embedded markets as digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

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

        Stock-Based Compensation. We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $207,000 and $393,000 for the three-month and six-month periods ending December 31, 2004 compared to $160,000 and $321,000 for the three-month and six-month periods ending December 31, 2003.

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

        Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$3,542	$477	$6,663	$(5,286)
Add: Stock-based employee compensation expense included in
reported net income (loss), net of related tax effects	207	160	393	321
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of tax related effects	(4,357)	(5,159)	(7,962)	(7,524)

Proforma net (loss)	$(608)	$(4,522)	$(906)	$(12,489)

Basic net income (loss) per share:
As reported	$0.09	$0.01	$0.16	$(0.13)

Pro forma	$(0.01)	$(0.11)	$(0.02)	$(0.31)

Diluted net income (loss) per share:
As reported	$0.08	$0.01	$0.15	$(0.13)

Pro forma	$(0.01)	$(0.11)	$(0.02)	$(0.31)

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supercedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

        Employees purchased 222,000 shares of our common stock under our stock purchase plans in the second quarter and first six months of fiscal 2005. Employees exercised options to purchase 375,000 shares of our common stock under our stock option plans in the second quarter and 401,000 shares in the first six months of fiscal 2005

Note 2.   Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$3,542	$477	$6,663	$(5,286)

Denominator:
Weighted-average shares of common stock outstanding	41,554	40,752	41,336	40,655
Less: Weighted-average shares subject to repurchase	(333)	(352)	(333)	(369)

Shares used in computing net income (loss) per basic share	41,221	40,400	41,003	40,286

Effect of dilutive securities-employee stock options and shares subject to repurchase	2,949	2,279	2,319	—
Shares used in computing net income (loss) per diluted share	44,170	42,679	43,322	40,286

Net income (loss) per basic share	$0.09	$0.01	$0.16	$(0.13)

Net income (loss) per diluted share	$0.08	$0.01	$0.15	$(0.13)

Potentially dilutive securities excluded from net income per diluted
share because they are anti-dilutive	5,634	6,618	5,905	6,979

Note 3.   Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency translation adjustments. Total comprehensive income for the second quarter and first six months of fiscal 2005 was $3.7 million and $6.9 million compared to total comprehensive income of $672,000 and total comprehensive loss of $5.1 million for the comparable periods in the prior year.

Note 4.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of December 31, 2004 and June 30, 2004 (in thousands):

	December 31, 2004			June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(86)	$—	$86	$(83)	$3
Core/patent technology	4,176	(1,526)	2,650	4,176	(1,251)	2,925

Purchased intangible assets	$4,262	$(1,612)	$2,650	$4,262	$(1,334)	$2,928

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited, a tool chain company based in the United Kingdom and an affiliated company, DFS3 Limited, was $248,000 as of December 31, 2004 and June 30, 2004.

        The estimated future amortization expense of purchased intangible assets as of December 31, 2004 is approximately $275,000, $549,000, $549,000, $549,000 and $341,000 for the remaining six months of fiscal 2005 and for fiscal years 2006, 2007, 2008 and 2009, respectively, and approximately $387,000 for years following fiscal 2009. Amortization expense for purchased intangible assets was $130,000 in the second quarter of fiscal 2005 and $278,000 for the first six months of fiscal 2005 compared to $148,000 and $296,000 for the comparable periods of fiscal 2004.

Note 5.   Restructuring Charge

        Restructuring charges consist of multiple actions taken in fiscal 2003.

October 2002 Restructuring Activities

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our then recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions, or about 30% of our then global workforce, across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal expenses and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of assets were accounted for under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees had been terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of December 31, 2004 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total

Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(790)	—	—	(18)	(808)
Non-cash charges	—	116	—	—	—	116

Balance at June 30, 2004	$—	$1,939	$—	$—	$11	$1,950

Additional charges	—	277	—	—	—	277
Cash payments	—	(2,089)	—	—	(8)	(2,097)
Non-cash charges	—	(109)	—	—	—	(109)

Balance at December 31, 2004	$—	$18	$—	$—	$3	$21

        The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately $4.7 million. We engaged two external local real estate professionals to provide an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market. Based on the input from these real estate professionals, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period. We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million. During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information from real estate professionals on market conditions in Denmark received subsequent to the first quarter of fiscal 2004. We estimated that an additional 18 months from March 2004 would elapse before we may be able to sublease the facility, and that the amount of sublease income during the remainder of the lease term would be $3.4 million. These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

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

        As of December 31, 2004, the remaining restructuring cost accrual was $21,000, which consists of an accrual for miscellaneous expenses related to closing the property.

May 2003 Restructuring Activities

        In May 2003, we announced a restructuring plan that included the termination of approximately 57 regular employees and contractors to be completed during fiscal 2004. These activities resulted in a restructuring charge of approximately $2.6 million in fiscal 2003 and additional restructuring charges of approximately $1.8 million in fiscal 2004. These costs and activities were accounted for under FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. As of December 31, 2003, all employees and contractors had been terminated and all payments made under this activity.

Note 6.   Interest Income

        Interest income reported under Other income, net was $428,000 and $717,000 for the three-month and six-month periods ending December 31, 2004 and $179,000 and $381,000 in the comparable periods of fiscal 2004.

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

        The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our common stock over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, 10 years from the respective grant date of the underlying option. In addition, the employees have made a claim for holiday pay and holiday supplement based on the value of stock options at the time of grant.

        Our Swiss subsidiary intends to defend itself vigorously in these matters. Presently, we are unable to assess the probability that this suit will result in a material loss to MIPS AG or us. Further, the amount of any loss would presumably depend on the future price of shares of our common stock.

        From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Note 8.   Recent Accounting Pronouncements

        FASB Staff Position (FSP) No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (FSP No. 109-2) provides guidance under SFAS No. 109, Accounting for Income Taxes, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP No. 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109. Adoption of FSP No. 109-2 did not have a significant impact on our results of operations or financial condition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include those that address our expectations for future levels of operating expenses as well as other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business,” and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

Overview

        We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Our technology is utilized in such high-growth embedded markets as digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

        We entered fiscal 2005 facing the challenge of maintaining our growth and profitability, while establishing new initiatives and executing on our next set of product development offerings. We have made significant progress during the first six months of fiscal 2005. Our recently introduced high performance MIPS32 24K core family contributed significantly to the 45% year over year revenue growth in the second fiscal quarter of 2005. We completed 13 new license agreements during the quarter, including three agreements for the 24K cores, providing the basis for the 67% growth in contract revenue. Revenue from new and existing 24K core licenses contributed nearly half of the contract revenue in the quarter. We continue to expand our customer base with ten of the license agreements entered into in the quarter coming from new licensees. The 28% increase in royalties in the second quarter was due to royalties from license agreements signed since our initial public offering in June 1998. Royalties from these agreements contributed to 72% of our total royalties in the quarter, up from 30% in the same quarter of fiscal 2004. We achieved increased profitability for the fifth consecutive quarter.

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

        We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results as they are known. Our ability to diversify our revenue base will depend primarily on the number and variety of design wins we obtain from digital consumer product and business equipment manufacturers, and consumer acceptance of products that incorporate our technology. We generally do not have a direct contractual relationship with digital consumer product manufacturers, and the royalty reports submitted by our licensees generally do not disclose which consumer products include our technology. As a result, it is difficult for us to identify or predict the extent to which our future revenue will depend upon a particular digital consumer product or product manufacturer.

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed and determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue over the estimated development period using a cost-based percentage of completion method. In most instances, the technology under development, including under engineering services contracts, can be licensed to multiple customers.

        Our revenue in the three-month and six-month periods ended December 31, 2004 and December 31, 2003 was as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2004	2003	Change in Dollars	Change in Percent	2004	2003	Change in Dollars	Change in Percent
Revenue
Royalties	$7,596	$5,925	$1,671	28%	$14,317	$11,013	$3,304	30%
Percentage of Total Revenue	49%	55%			48%	52%
Contract Revenue	$7,938	$4,763	$3,175	67%	$15,823	$10,088	$5,735	57%
Percentage of Total Revenue	51%	45%			52%	48%
Total Revenue	$15,534	$10,688	$4,846	45%	$30,140	$21,101	$9,039	43%

        The increase in revenue for the second quarter and first six months of fiscal 2005 over the comparable periods in fiscal 2004 was due to an increase in both royalties and contract revenues. The increase in royalties was due primarily to an increase in royalties from license agreements signed since our initial public offering in June 1998 of $3.7 million for the second quarter and $6.0 million for the first six months of fiscal 2005, as customers under these agreements are shipping more products incorporating our technology. This increase was offset in part by a decrease in royalties from legacy agreements of $2.0 million for the second quarter and $2.7 million for the first six months of fiscal 2005. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results as they are known. As a result of a review of one of our licensees, we have determined that there had been an over reporting of royalties to us and, accordingly, reduced the royalty revenue for the second quarter of fiscal 2005 by $900,000. While an adjustment of this nature and magnitude is infrequent, differences from amounts reported by our licensees, both over and under, may arise from time to time in the future. Prior to the current quarter the results of these reviews have not been significant.

        The increase in contract revenue was primarily due to an increase in fees generated from new and existing license agreements for developed technology of $3.1 million for the second quarter and $6.4 million for the first six months of fiscal 2005. The increase in fees for developed technology was primarily due to the completion of 13 new license agreements during the second quarter and 22 new agreements for the first six months of fiscal 2005 including eight new licenses for the recently introduced MIPS32 24K core family. Contract revenue generated from engineering services contracts for technology under development during the first six months of fiscal 2005 declined by $755,000 due to fewer agreements in place for the development of products than in the comparable period in fiscal 2004.

        Cost and Expenses. Our cost and expenses for the three-month and six-month periods ended December 31, 2004 and December 31, 2003 was as follows (in thousands):

	Three Months Ended December 31,				Six Months Ended December 31,
	2004	2003	Change in Dollars	Change in Percent	2004	2003	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$5,080	$5,471	$(391)	(7%)	$10,287	$13,615	$(3,328)	(24%)
Sales and Marketing	$3,696	$2,540	$1,156	46%	$6,740	$5,336	$1,404	26%
General and Administrative	$2,245	$2,023	$222	11%	$4,566	$3,666	$900	25%

        Research and Development. Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

        The decrease in research and development expenses for the second quarter of fiscal 2005 over the comparable period in fiscal 2004 was primarily due to a $665,000 decrease in depreciation and computer-aided design tool amortization expense as assets have become fully depreciated and amortized. This decrease was partially offset by an increase in bonus and profit sharing expense of $317,000.

        The decrease in research and development expenses for the first six months of fiscal 2005 over the comparable period in fiscal 2004 was primarily the result of a reduction in cost of approximately $3.6 million related to the termination of our custom core development team in September 2003, including a decrease in salary expense of $696,000 and a decrease in computer-aided design tool amortization expense of $2.0 million. In addition, depreciation expense declined $911,000. These decreases were offset in part by an increase in bonus and profit sharing expense of $620,000. We expect our research and development expenses to increase during the remainder of fiscal 2005 as we invest in additional projects to support future growth.

        Sales and Marketing. The increase in sales and marketing expenses in the second quarter of fiscal 2005 was primarily due to an increase of $414,000 in spending on marketing communications, consulting, and third party development tools due to an increase in projects and tools requirements during the quarter. In addition, there was an increase in commission and bonus expense of $356,000 as a result of an increase in commissionable contract revenue and an increase in sales personnel, as well as an increase in bonus and profit sharing expense. Salary expense increased by $114,000 due to increases in headcount.

        The increase in sales and marketing expenses for the first six months of fiscal 2005 was primarily due to an increase in commission, bonus and profit sharing expense of $628,000 due to an increase in commissionable contract revenue and sales personnel, and the reinstatement of our bonus and profit sharing plans. In addition, marketing communications and consulting expenses increased by $354,000 due to an increase in projects during the period. Salary expense increased by $204,000 due to increased headcount. We expect that our sales and marketing expenses will increase during the remainder of fiscal 2005 as we focus additional resources on expanding our market presence.

        General and Administrative. The increase in general and administrative expenses in the second quarter of fiscal 2005 was primarily due to an increase in fees for accounting services of $162,000 due to the establishment of international locations and royalty audits. The increase in general and administrative expenses in the first six months of fiscal 2005 was due to an increase in accounting fees of $353,000 as a result of increased international activity and royalty audits, and an increase in legal expense of $118,000 as a result of increased legal and patent activity. In addition, our general and administrative expenses were reduced by $177,000 in the first six months of fiscal 2004, as we were able to collect an outstanding receivable that had previously been determined to be uncollectible. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.

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

        Other Income, Net. Other income, net, for the second quarter of fiscal 2005 was $369,000 and for the first six months of fiscal 2005 was $614,000 compared to $107,000 and $315,000 for the comparable periods in fiscal 2004. The increase in other income was primarily due to an increase in interest income.

        Income Taxes. We recorded an income tax provision of $1.3 million for the second quarter of fiscal 2005 and $2.2 million for the first six months of fiscal 2005. The estimated annual effective tax rate of 25% for the first six months of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit and general business tax credit carryovers from prior years. The income tax provision recorded for the second quarter of fiscal 2005 reflects an upward revision in our estimated effective tax rate for the year due to an upward revision in our forecasted pretax income for the year. We recorded an income tax provision of $284,000 for the second quarter of fiscal 2004 and $852,000 for the first six months of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. The estimated annual effective tax rate for the first six months of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to our inability to benefit from the operating losses incurred.

        A transaction reported in our federal income tax return for fiscal year 2002 is currently under examination by the Internal Revenue Service. No adjustment has been proposed at this time. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination.

Financial Condition

        At December 31, 2004, we had cash, cash equivalents and short-term investments of $99.7 million and total working capital of $92.7 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer-aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the six months ended December 31, 2004 and 2003. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Six Months Ended December 31,
	2004	2003
Net cash provided by operating activities	$4,764	$1,545
Net income (loss)	6,663	(5,286)
Depreciation	941	1,876
Amortization of intangibles and stock based compensation	673	620
Accounts receivable	(2,708)	2,159
Prepaid expenses	1,315	1,833
Other assets	170	1,746
Other current accrued liabilities	(2,235)	(1,193)
Income tax payable	1,481	(31)
Accrued compensation	(1,313)	(337)

Net cash used in investing activities	$(5,275)	$(22,411)
Net maturities (purchases) of short-term investments	(4,690)	(19,917)
Capital expenditures	(585)	(2,494)

Net cash provided by financing activities	$1,954	$495
Net proceeds from issuance of common stock	1,954	495

Net decrease in cash and cash equivalents	$1,474	$(20,372)

        For the six-month period ended December 31, 2004, our operating activities provided net cash of $4.8 million primarily reflecting net income and non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated by a decrease in prepaid expenses due to amortization of our business insurance policy of $511,000 and amortization of our computer-aided design licenses of $1.0 million. Furthermore, income taxes payable increased due to our tax provision of $2.2 million for the period, which was partially offset by tax payments made and foreign withholding taxes on accounts receivable collections. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter and a decrease in other current accrued liabilities, primarily from payments under our restructuring plan for our Denmark facility lease termination of $1.9 million, along with a decrease in accrued compensation related to $1.5 million in executive bonus payments.

        During the six months ended December 31, 2003, net cash provided by operating activities of $1.5 million consisted mainly of our net loss of $5.3 million, offset in part by non-cash charges including depreciation and amortization along with a decrease in accounts receivable due to collection of a large receivable outstanding at June 30, 2003 offset in part by receivables from new agreements during the quarter. In addition, prepaid expenses and other assets decreased due to the receipt of an income tax receivable of $630,000, annual amortization of $662,000 related to our prepaid business insurance, and $3.0 million in amortization of our computer-aided design tool licenses. These were partially offset by a decrease in accrued liabilities primarily due to payment of our annual business insurance policy of $1.3 million, payment of accrued restructuring costs of $2.2 million due to the termination of employees during the period, partially offset by an additional accrual of $1.4 million related to the closure of our Denmark facility and a $1.1 million accrual for new computer-aided design tool licenses. Accrued compensation was lower due to fewer employees at the end of the period.

        Net cash used in investing activities was $5.3 million for the six months ended December 31, 2004 compared to $22.4 million for the comparable period in the prior year. Net cash used in investing activities during the six-month periods ended December 31, 2004 and December 31, 2003 included purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities.

        Net cash provided by financing activities was $2.0 million for the six months ended December 31, 2004 compared to net cash provided of $495,000 for the comparable period in the prior year. Net cash provided by financing activities during the six-month period ended December 31, 2004 and December 31, 2003 was attributable to purchases under our employee stock plans.

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

Contractual Obligations

        Our contractual obligations as of December 31, 2004 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,969	$1,695	$2,501	$1,773	—
Purchase obligations (2)	3,257	3,257	—	—	—
Other long-term liabilities reflected on our Balance Sheet under GAAP (3)	1,731	—	1,731	—	—

Total	$10,957	$4,952	$4,232	$1,773	—

(1)	We lease office facilities under non-cancelable operating leases that expire through 2009. In connection with the lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. Operating lease obligations decreased $5.0 million compared to June 30, 2004, primarily due to the termination of our long-term lease obligation for the Denmark design center.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees. Other long-term liabilities increased $732,000 compared to June 30, 2004 primarily due to the increase in employee contributions to the deferred compensation plan.

Critical Accounting Policies and Estimates

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

        Revenue Recognition. We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee's product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results as they are known as was the case in the second quarter of fiscal 2005 when we reduced our royalty revenue by $900,000 due to an over-reporting by one of our licensees. Contract revenue includes technology license fees for currently available technology or engineering service fees for technology under development, and support and maintenance fees. Consistent with SAB No. 104, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue over the estimated development period using a cost-based percentage of completion method limited to the amount of the milestone payments attained under each agreement. Upon the execution of each engineering services contract, we estimate the engineering resources required to complete the development effort. We regularly review and, if necessary, revise the estimated cost of development, as the development effort is subject to change due to changes in engineering schedules, resource availability and in some instances deliverable requirements from the licensee or third parties. To the extent the revised estimated costs of development are less than the original estimate, the engineering service fee recognized would be accelerated to the revised percentage of completion in the period in which the adjustment occurred. Conversely, if the revised estimated costs of development are more than the original estimate, the engineering service fee recognized would be adjusted to the revised percentage of completion in the period in which the adjustment occurred. To date, changes in the estimated costs of development have not been significant and the impact of these changes to our revenue have been immaterial. Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees.

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

        We depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales. Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers' products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

        We rely on our customers to correctly report to us the number or dollar value of products incorporating our technology that they have sold, as these sales are the basis for the royalty payments that they make to us. We have the right under our licensing agreements to perform a royalty review of the customer’s sales so that we can verify the accuracy of their reporting, and if we determine that there has been an over-reported or under-reported amount of royalty, we account for the results as they are known. By way of example, we determined in the second quarter of fiscal 2005, as a result of a review, that one of our customers had inadvertently reported a higher level of royalty than had actually occurred, and we accrued for this event as an offset against revenue in the quarter.

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

        We are subject to litigation that could adversely affect our financial results. From time to time, we are subject to litigation and other legal claims incidental to our business. Please see Note 7 to the Financial Statements included in this Quarterly Report for a description of litigation in Denmark pending against our Swiss subsidiary MIPS AG. It is possible that we could suffer an unfavorable outcome in the case pending against MIPS AG or that we may suffer unfavorable outcomes from claims that are currently pending or that may arise in the future. Any such unfavorable outcome could materially adversely affect our financial condition or results of operations.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	We held our Annual Meeting of Stockholders on November 18, 2004. Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)	The matters described below were voted on at the Annual Meeting of Stockholders and the numbers of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)	Holders of our common stock voted to elect two Class III directors to serve for a three-year term as follows:

	For	Against	Withheld	Non-Vote
Kenneth L. Coleman	37,391,229	—	510,264	—
William M. Kelly	37,442,129	—	459,364	—

(2)	Holders of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2005 as follows:

For	Against	Withheld	Non-Vote
37,741,801	128,405	31,287	—

(3)	The following directors term of office as a director continued after the meeting: Anthony B. Holbrook, John E. Bourgoin, Fred M. Gibbons and Benjamin A. Horowitz.

ITEM 6.    EXHIBITS

(a)	Exhibits

10.1	Form of Award Document for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant.

10.2	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Dated: February 7, 2005