Form 10-Q
period 2005-03-31
MIPS TECHNOLOGIES INC
filed 2005-05-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

        As of April 29, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 42,442,058.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2005	June 30, 2004
	(unaudited)
Current assets:
Cash and cash equivalents	$86,875	$78,335
Short-term investments	19,800	15,041
Accounts receivable	4,437	2,488
Prepaid expenses and other current assets	1,269	3,159

Total current assets	112,381	99,023
Equipment and furniture, net	3,208	3,578
Intangible assets, net	2,761	3,176
Other assets	3,797	2,926

	$122,147	$108,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$562	$1,255
Accrued liabilities	10,867	12,344
Deferred revenue	2,019	3,407

Total current liabilities	13,448	17,006
Long-term liabilities	2,800	2,038

	16,248	19,044
Commitments and Contingencies
Stockholders' equity:
Common stock	42	40
Additional paid-in capital	186,998	181,511
Accumulated other comprehensive income	1,096	867
Deferred compensation	(842)	(695)
Accumulated deficit	(81,395)	(92,064)

Total stockholders' equity	105,899	89,659

	$122,147	$108,703

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Revenue:
Royalties	$8,609	$5,941	$22,927	$16,954
Contract revenue	8,186	6,656	24,008	16,744

Total revenue	16,795	12,597	46,935	33,698
Costs and expenses:
Research and development	5,772	5,117	16,059	18,732
Sales and marketing	3,899	3,016	10,639	8,352
General and administrative	2,910	2,361	7,476	6,027
Restructuring	—	—	277	3,233

Total costs and expenses	12,581	10,494	34,451	36,344

Operating income (loss)	4,214	2,103	12,484	(2,646)
Other income, net	580	182	1,194	497

Income (loss) before income taxes	4,794	2,285	13,678	(2,149)
Provision for income taxes	788	1,098	3,009	1,950

Net income (loss)	$4,006	$1,187	$10,669	$(4,099)

Net income (loss) per basic share	$0.10	$0.03	$0.26	$(0.10)

Net income (loss) per diluted share	$0.09	$0.03	$0.24	$(0.10)

Shares used in computing net income (loss) per basic share	41,875	40,530	41,294	40,367

Shares used in computing net income (loss) per diluted share	46,212	43,192	44,285	40,367

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2005	2004
Operating activities:
Net income (loss)	$10,669	$(4,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,407	2,588
Amortization of intangibles and stock based compensation	1,016	927
Other non-cash items	(161)	76
Changes in operating assets and liabilities:
Accounts receivable	(1,949)	(405)
Prepaid expenses and other current assets	1,890	2,354
Other assets	(871)	2,032
Accounts payable	(693)	(220)
Accrued compensation	(707)	130
Other current accrued liabilities	(2,235)	(1,148)
Income tax payable	1,552	(258)
Deferred revenue	(1,387)	3,552
Long-term liabilities	762	(316)

Net cash provided by operating activities	9,293	5,213
Investing activities:
Purchases of short-term investments	(39,563)	(49,827)
Maturities of short-term investments	35,085	29,911
Capital expenditures	(1,042)	(2,571)

Net cash used in investing activities	(5,520)	(22,487)
Financing activities:
Net proceeds from issuance of common stock under employee stock plans	4,752	714

Net cash provided by financing activities	4,752	714
Effect of exchange rate on cash and cash equivalents	15	(1)

Net increase (decrease) in cash and cash equivalents	8,540	(16,561)
Cash and cash equivalents, beginning of period	78,335	83,839

Cash and cash equivalents, end of period	$86,875	$67,278

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

        Basis of Presentation. The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in the annual audited consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2004 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2004, included in our 2004 Annual Report on Form 10-K.

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

        Stock-Based Compensation. We have adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148 — Accounting for Stock-Based Compensation — Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $207,000 and $601,000 for the three-month and nine-month periods ending March 31, 2005 compared to $160,000 and $481,000 for the three-month and nine-month periods ending March 31, 2004.

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

        Our pro forma information is as follows (in thousands, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Net income (loss), as reported	$4,006	$1,187	$10,669	$(4,099)
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related tax effects	207	160	601	481
Deduct: Total stock-based employee compensation expense
determined under fair value method, net of related tax effects	(4,082)	(3,970)	(12,044)	(11,493)

Pro forma net income (loss)	$131	$(2,623)	$(774)	$(15,111)

Basic net income (loss) per share:
As reported	$0.10	$0.03	$0.26	$(0.10)

Pro forma	$0.00	$(0.06)	$(0.02)	$(0.37)

Diluted net income (loss) per share:
As reported	$0.09	$0.03	$0.24	$(0.10)

Pro forma	$0.00	$(0.06)	$(0.02)	$(0.37)

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years.

        There were no purchases of our common stock under our stock purchase plans during the third quarter of fiscal 2005, and 222,000 shares were purchased in the first nine months of fiscal 2005. Employees exercised options to purchase 598,000 shares of our common stock under our stock option plans in the third quarter of fiscal 2005 and 999,000 shares in the first nine months of fiscal 2005.

Note 2.   Computation of Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$4,006	$1,187	$10,669	$(4,099)

Denominator:
Weighted-average shares of common stock outstanding	42,208	40,882	41,627	40,731
Less: Weighted-average shares subject to repurchase	(333)	(352)	(333)	(364)

Shares used in computing net income (loss) per basic share	41,875	40,530	41,294	40,367

Effect of dilutive securities-employee stock options and shares subject to repurchase	4,337	2,662	2,991	—
Shares used in computing net income (loss) per diluted share	46,212	43,192	44,285	40,367

Net income (loss) per basic share	$0.10	$0.03	$0.26	$(0.10)

Net income (loss) per diluted share	$0.09	$0.03	$0.24	$(0.10)

Potentially dilutive stock options and restricted shares were excluded from
net income per diluted share because they are anti-dilutive	1,995	5,994	4,601	6,650

Note 3.   Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency translation adjustments. Total comprehensive income for the third quarter of fiscal 2005 was $4.0 million and the first nine months of fiscal 2005 was $10.9 million compared to total comprehensive income of $1.2 million and total comprehensive loss of $3.8 million for the comparable periods in the prior year.

Note 4.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of March 31, 2005 and June 30, 2004 (in thousands):

	March 31, 2005			June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(86)	$—	$86	$(83)	$3
Core/patent technology	4,176	(1,663)	2,513	4,176	(1,251)	2,925

Purchased intangible assets	$4,262	$(1,749)	$2,513	$4,262	$(1,334)	$2,928

        Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited, a tool chain company based in the United Kingdom and an affiliated company, DFS3 Limited, was $248,000 as of March 31, 2005 and June 30, 2004.

        The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is approximately $137,000, $549,000, $549,000, $549,000 and $341,000 for the remaining three months of fiscal 2005 and for fiscal years 2006, 2007, 2008 and 2009, respectively, and approximately $387,000 for years following fiscal 2009. Amortization expense for purchased intangible assets included in costs and expenses was $137,000 in the third quarter of fiscal 2005 and $416,000 for the first nine months of fiscal 2005 compared to $148,000 and $445,000 for the comparable periods of fiscal 2004.

Note 5.   Restructuring Charge

        Restructuring charges consist of multiple actions taken in fiscal 2003.

October 2002 Restructuring Activities

        In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our then recently acquired design center in the United Kingdom. We implemented plans to eliminate 67 regular positions, or about 30% of our then global workforce, across all functions with the objective of reducing our operating expenses. These actions resulted in a restructuring charge in fiscal 2003 of approximately $7.7 million. The restructuring charge included approximately $3.2 million of employee severance and related benefits, $1.7 million of facilities exit costs, primarily related to lease expenses net of anticipated sublease income, $2.5 million in asset write-offs and $299,000 in legal expenses and other costs. The severance and facility related charges were accounted for under EITF Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit an Activity. The charges associated with the write-off of other assets were accounted for under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. All employees had been terminated as of June 30, 2003.

        A summary of the October 2002 restructuring activities as of March 31, 2005 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total

Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(790)	—	—	(18)	(808)
Non-cash charges	—	116	—	—	—	116

Balance at June 30, 2004	$—	$1,939	$—	$—	$11	$1,950

Additional charges	—	277	—	—	—	277
Cash payments	—	(2,099)	—	—	(8)	(2,107)
Non-cash charges	—	(117)	—	—	(3)	(120)

Balance at March, 2004	$—	$—	$—	$—	$—	$—

        The $1.7 million estimated charge for vacating our Denmark design center consisted of our future obligations of $6.4 million under the facility operating lease expiring in March 2010, partially offset by estimated sublease income of approximately $4.7 million. Based on an assessment of comparable commercial properties in the Copenhagen, Denmark real estate market, we estimated that a period of 15 months would elapse before we would be able to sublease the facility, entailing a cost of facilities of $1.2 million during this period. We also estimated that we would generate sublease income of $4.7 million over the remaining 7.25 years of the term of the lease with total contractual obligation under the facilities lease of $5.2 million. During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information on market conditions in Denmark received subsequent to the first quarter of fiscal 2004. We estimated that an additional 18 months from March 2004 would elapse before we may be able to sublease the facility, and that the amount of sublease income during the remainder of the lease term would be $3.4 million. These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

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

Note 6.   Interest Income

        Interest income reported under other income, net was $575,000 for the third quarter of fiscal 2005 and $1,292,000 for the first nine-month periods of fiscal 2005 and $208,000 and $589,000 in the comparable periods of fiscal 2004.

Note 7.   Contingencies

        On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup, Denmark. Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $25.50 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

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

        On April 11, 2005, MIPS Technologies, Inc. filed a lawsuit in the U.S. federal court (Northern District of California) against terminated employees who have pending Danish claims against MIPS AG. This action seeks a declaratory judgment that terminated employees are not entitled to continued stock option vesting after their employment ended, or the right to exercise vested options more than three months thereafter. Our lawsuit also seeks injunctive relief and damages for breach of contract, as these employees signed stock option agreements with governing law and exclusive venue provisions.

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

Note 8.   Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include those that address our expectations for future levels of revenue and operating expenses as well as other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business,” and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

        We entered fiscal 2005 facing the challenge of maintaining our growth and profitability. We have made significant progress in addressing this challenge during the first nine months of fiscal 2005, achieving our eighth consecutive quarter of revenue growth in the quarter ended March 31, 2005. The 33% year over year revenue growth in the third fiscal quarter of 2005 was due to an increase in both royalties and contract revenue. The 45% increase in royalties in the third quarter was due to royalties from license agreements signed since our initial public offering in June 1998. Royalties from these agreements contributed to 65% of our total royalties in the third quarter, up from 36% in the same quarter of fiscal 2004. Our high performance MIPS32 24K core family introduced in March 2004, along with our established MIPS32 4K core family, contributed to the 23% growth in contract revenue. We completed 11 new license agreements during the quarter, including four agreements for the MIPS32 24K cores, with six of these new license agreements coming from new licensees. Our customer base is now in excess of 100 licensees. Our net income increased by 238% in the third quarter compared to the same quarter a year ago and we achieved increased profitability for the fifth consecutive quarter.

        Looking forward to the fourth fiscal quarter of 2005, we will need to continue to capitalize on the momentum for the MIPS32 24K core family to grow our contract revenue. We expect that our operating expenses will increase over the next several quarters as we continue to invest in projects and programs to continue our growth momentum.

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

        We generate contract revenue from technology license fees for currently available technology and engineering service fees for technology under development. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104, technology license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Engineering service fees are related to engineering services contracts, which are performed on a best efforts basis and for which we receive periodic milestone payments. Engineering service fees are recognized as revenue as services are performed.

        Our revenue in the three-month and nine-month periods ended March 31, 2005 and 2004 was as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005	2004	Change in Dollars	Change in Percent	2005	2004	Change in Dollars	Change in Percent
Revenue
Royalties	$8,609	$5,941	$2,668	45%	$22,927	$16,954	$5,973	35%
Percentage of Total Revenue	51%	47%			49%	50%
Contract Revenue	$8,186	$6,656	$1,530	23%	$24,008	$16,744	$7,264	43%
Percentage of Total Revenue	49%	53%			51%	50%
Total Revenue	$16,795	$12,597	$4,198	33%	$46,935	$33,698	$13,237	39%

        The increase in revenue for the third quarter and first nine months of fiscal 2005 over the comparable periods in fiscal 2004 was due to an increase in both royalties and contract revenues. The increase in royalties was due primarily to an increase in royalties from license agreements signed since our initial public offering in June 1998 of $3.4 million for the third quarter and $9.5 million for the first nine months of fiscal 2005, as customers under these agreements are shipping more products incorporating our technology. This increase was offset in part by a decrease in royalties from legacy agreements (signed before 1998) of $755,000 for the third quarter and $3.5 million for the first nine months of fiscal 2005. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results when they are identified. As a result of a review of one of our licensees, we determined that there had been an over reporting of royalties to us and, accordingly, the royalty revenue in the second quarter and the first nine months of fiscal 2005 decreased by $900,000. While an adjustment of this nature and magnitude is infrequent, differences from amounts reported by our licensees, both over and under, may arise from time to time in the future. Prior to the current year the results of these reviews have not been significant.

        The increase in contract revenue was primarily due to an increase in fees generated from new and existing license agreements for developed technology of $1.9 million for the third quarter and $8.3 million for the first nine months of fiscal 2005. The increase in fees for developed technology for the third quarter was due to an increase of $954,000 generated from the MIPS32 4K core family and an increase of $860,000 from the MIPS32 24Kcore family that was introduced in March 2004. The increase in fees for developed technology in the first nine months of fiscal 2005 was primarily due to an increase of $8.5 million generated from the MIPS32 24K core family. This was offset in part by a decline in contract revenue generated from engineering services contracts for technology under development of $649,000 for the third quarter and $1.4 million during the first nine months of fiscal 2005 due to fewer agreements in place for the development of products than in the comparable period in fiscal 2004.

        Cost and Expenses. Our costs and expenses for the three-month and nine-month periods ended March 31, 2005 and 2004 were as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2005	2004	Change in Dollars	Change in Percent	2005	2004	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$5,772	$5,117	$655	13%	$16,059	$18,732	$(2,673)	(14%)
Sales and Marketing	$3,899	$3,016	$883	29%	$10,639	$8,352	$2,287	27%
General and Administrative	$2,910	$2,361	$549	23%	$7,476	$6,027	$1,449	24%

        Research and Development. Costs incurred with respect to internally developed technology and engineering services which are not directly related to any particular licensee, license agreement or license fee are included in research and development as they are incurred.

        The increase in research and development expenses for the third quarter of fiscal 2005 over the comparable period in fiscal 2004 was primarily due to a $672,000 increase in salaries and benefits and hiring costs related to increased headcount, a $388,000 increase in bonus related to an increase in the number of eligible participants and profit sharing expense due to an increase in company profits. These factors were partially offset by a $237,000 decrease in depreciation expenses as assets have become fully depreciated and amortized and a $249,000 decrease in consulting expenses due to a consulting project completed in the third quarter of fiscal 2004.

        The decrease in research and development expenses for the first nine months of fiscal 2005 over the comparable period in fiscal 2004 was primarily the result of a reduction in cost of approximately $3.5 million related to the termination of our custom core development team in September 2003, which consisted of a decrease in computer-aided design tool amortization expenses of $2.1 million, a decline in depreciation expenses of $1.2 million and a decrease in salary expenses of $271,000. These decreases were offset in part by an increase in bonus and profit sharing expenses of $1.0 million due to the reinstatement of our bonus and profit sharing plans. We expect our research and development expenses to continue to increase over the next few quarters as we invest in additional projects to support future growth.

        Sales and Marketing. The increase in sales and marketing expenses in the third quarter of fiscal 2005 was primarily due to an increase in salary and benefits expenses of $419,000 related to increases in headcount and an increase in commission and bonus expenses of $208,000 as a result of an increase in commissionable contract revenue and an increase in bonus and profit sharing expenses. In addition, spending on marketing communications, consulting, and third party development tools increased by $223,000 due to an increase in projects and tools requirements and the opening of our branch office in China during the quarter.

        The increase in sales and marketing expenses for the first nine months of fiscal 2005 was primarily due to an increase of $798,000 in salary, benefits, and travel expenses due to an increase in headcount. Commission, bonus and profit sharing expenses increased $596,000 due to an increase in commissionable contract revenue and higher pay out from our bonus and profit sharing plans. In addition, marketing communications and consulting expenses increased by $600,000 due to an increase in marketing projects during the period. We expect that our sales and marketing expenses will increase over the next few quarters as we deploy additional resources to expand our market presence.

        General and Administrative. The increase in general and administrative expenses in the third quarter of fiscal 2005 was primarily due to increased fees for accounting and audit services of $293,000 related to costs associated with Sarbanes-Oxley compliance, additional royalty audits conducted during the quarter and the establishment of our branch office in China. In addition, legal expenses increased by $212,000 as a result of increased legal and patent activity.

        The increase in general and administrative expenses in the first nine months of fiscal 2005 was also due to an increase in accounting and audit services fees of $610,000 as a result of costs associated with Sarbanes-Oxley compliance, additional royalty audits and the establishment of our branch office in China and other international activity and an increase in legal expense of $333,000 as a result of increased legal and patent activity. In addition, salary expense increased by $260,000 due to increases in headcount. These increases were offset in part by $177,000, as we were able to collect an outstanding receivable that had previously been determined to be uncollectible during the first nine months of fiscal 2004.

        Restructuring Charge. We recorded restructuring charges in the first quarter of fiscal 2005 and in the first quarter of fiscal 2004 related to two actions initiated in fiscal 2003. In the second quarter of fiscal 2003, we closed our Denmark design center, which occupied approximately 44,600 square feet of technical office space under a long-term lease arrangement to expire in July 2010. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional restructuring charge of $277,000 in the first quarter of fiscal 2005. The restructuring charge recorded during the first quarter of fiscal 2004 of $3.2 million included approximately $1.8 million in employee severance costs related to the phase out initiated in May 2003 of our design efforts with respect to the development of custom cores and a $1.4 million cost increase due to a revised lower estimate of sublease income related to the Denmark design center.

        Other Income, net. Other income, net, for the third quarter of fiscal 2005 was $580,000 and for the first nine months of fiscal 2005 was $1,194,000 compared to $182,000 and $497,000 for the comparable periods in fiscal 2004. The increase in other income was primarily due to an increase in interest income as a result of an increase in cash and investment balances and higher interest rates.

        Income Taxes. We recorded an income tax provision of $788,000 for the third quarter of fiscal 2005 and $3.0 million for the first nine months of fiscal 2005. The estimated annual effective tax rate of 22% for the first nine months of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit, general business tax credit and net operating loss carryovers from prior years. The income tax provision recorded for the third quarter of fiscal 2005 reflects a downward revision in our estimated annual effective tax rate for the year due to certain adjustments recorded as part of our international tax restructuring activities for our Swiss subsidiary during the third quarter. We recorded an income tax provision of $1.1 million for the third quarter of fiscal 2004 and $1.9 million for the first nine months of fiscal 2004 consisting of foreign income taxes and foreign withholding taxes. The estimated annual effective tax rate for the first nine months of fiscal 2004 differs from the expected benefit at the applicable statutory rate due to valuation allowances provided against certain net operating losses.

        A transaction reported in our federal income tax return for fiscal year 2002 is currently under examination by the Internal Revenue Service. A final adjustment was proposed by the Internal Revenue Service at the end of third quarter of fiscal 2005 which we intend to appeal. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination.

Financial Condition

        At March 31, 2005, we had cash, cash equivalents and short-term investments of $106.7 million and total working capital of $98.9 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer-aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the nine months ended March 31, 2005 and 2004. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Nine Months Ended March 31,
	2005	2004
Net cash provided by operating activities	$9,293	$5,213
Net income (loss)	10,669	(4,099)
Depreciation	1,407	2,588
Amortization of intangibles and stock based compensation	1,016	927
Accounts receivable	(1,949)	(405)
Prepaid expenses and other current assets	1,890	2,354
Other assets	(871)	2,032
Other current accrued liabilities	(2,235)	(1,148)
Income tax payable	1,552	(258)
Accrued compensation	(707)	130

Net cash used in investing activities	$(5,520)	$(22,487)
Net maturities (purchases) of short-term investments	(4,478)	(19,916)
Capital expenditures	(1,042)	(2,571)

Net cash provided by financing activities	$4,752	$714
Net proceeds from issuance of common stock	4,752	714

Net decrease in cash and cash equivalents	$8,540	$(16,561)

        For the nine-month period ended March 31, 2005, our operating activities provided net cash of $9.3 million primarily reflecting net income and adjusted for non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated by a decrease in prepaid expenses due to amortization of our business insurance policy of $767,000 and amortization of our computer-aided design licenses of $1.2 million. Furthermore, income taxes payable increased due to our tax provision of $3.0 million for the period, which was partially offset by tax payments made and foreign withholding taxes on accounts receivable collections. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter and a decrease in accrued compensation and other current accrued liabilities. This decrease was primarily from payments under our restructuring plan for our Denmark facility lease termination of $1.9 million, along with a decrease in accrued compensation related to $1.5 million in executive bonus payments.

        During the nine months ended March 31, 2004, net cash provided by operating activities of $5.2 million consisted mainly of our net loss of $4.1 million, offset in part by non-cash charges including depreciation and amortization along with a decrease in accounts receivable due to collection of a large receivable outstanding at June 30, 2003, offset in part by receivables from new agreements during the quarter. In addition, prepaid expenses and other assets decreased due to the receipt of an income tax receivable of $630,000, annual amortization of $996,000 related to our prepaid business insurance, and $2.3 million in amortization of our computer-aided design tool licenses. These were partially offset by a decrease in accrued liabilities primarily due to payment of our annual business insurance policy of $1.3 million, payment of accrued restructuring costs of $2.2 million due to the termination of employees during the period, partially offset by an additional accrual of $1.4 million related to the closure of our Denmark facility, and an accrual of $1.1 million for the purchase of a perpetual computer-aided design license.

        Net cash used in investing activities was $5.5 million for the nine months ended March 31, 2005, compared to $22.5 million for the comparable period in the prior year. Net cash used in investing activities during the nine-month periods ended March 31, 2005 and March 31, 2004 included purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities.

        Net cash provided by financing activities was $4.8 million for the nine months ended March 31, 2005 compared to net cash provided of $714,000 for the comparable period in the prior year. Net cash provided by financing activities during the nine-month period ended March 31, 2005 and March 31, 2004 was attributable to purchases under our employee stock plans.

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

Contractual Obligations

        Our contractual obligations as of March 31, 2005 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,446	$1,496	$2,485	$1,465	—
Purchase obligations (2)	1,383	1,383	—	—	—
Other long-term liabilities reflected on our Balance Sheet (3)	1,808	—	1,808	—	—

Total	$8,637	$2,879	$4,293	$1,465	—

(1)	We lease office facilities under non-cancelable operating leases that expire through 2009. In connection with the lease of our Mountain View headquarter facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. Operating lease obligations decreased $5.6 million compared to June 30, 2004, primarily due to the termination of our long-term lease obligation for the Denmark design center.

(2)	Purchase obligations represent outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations decreased by $977,000 compared to June 30, 2004 primarily due to payment of computer-aided design license obligations of approximately $1.3 million.

(3)	Includes long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees. Other long-term liabilities increased $810,000 compared to June 30, 2004, primarily due to the increase in employee contributions to the deferred compensation plan.

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

        Revenue Recognition. We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. We generate royalties from the sale by our licensees of products incorporating our technology. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property, which is in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results when they are identified as was the case in the second quarter of fiscal 2005 when we reduced our royalty revenue by $900,000 due to an over-reporting by one of our licensees. Contract revenue includes technology license fees for currently available technology or engineering service fees for technology under development, and support and maintenance fees. Consistent with SAB No. 104, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed. Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees.

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

        The success of our business depends on maintaining and growing our contract revenue. Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue declined in fiscal 2002 and fiscal 2003 and increased by 5% in fiscal 2004 and increased 43% for the first nine months of fiscal 2005. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

        We depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales. Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

        We rely on our customers to correctly report to us the number or dollar value of products incorporating our technology that they have sold, as these sales are the basis for the royalty payments that they make to us. We have the right under our licensing agreements to perform a royalty review of the customer’s sales so that we can verify the accuracy of their reporting, and if we determine that there has been an over-reported or under-reported amount of royalty, we account for the results when they are identified. By way of an example, we determined in the second quarter of fiscal 2005, as a result of a review, that one of our customers had inadvertently reported a higher level of royalty than had actually occurred, and we accrued for this event as an offset against revenue in the quarter.

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

        Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or the interpretation of tax laws. In addition, we are currently under examination by the Internal Revenue Service regarding our federal income tax return for fiscal year 2002. In March 2005, a final adjustment has been proposed by the Internal Revenue Service which we intend to appeal. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this examination. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from our current examination or any other examinations will not have an adverse effect on our operating results and financial condition.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b)	During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please see Note 7 to the financial statements in Item 1, which note is incorporated herein by this reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

(b)	Reports on Form 8-K:

On January 27, 2005, a current report on Form 8-K was filed with the SEC under Item 5.02 to report that Robert R. Herb was appointed to the Board of Directors and that the Board increased the size of the Board from six to seven directors and appointed Mr. Herb to fill the vacancy created by such increase. In addition, under Item 1.01, it was reported that Mr. Herb entered into the Company’s standard Indemnity Agreement. A copy of the Form of Indemnity Agreement and the press release announcing Mr. Herb’s appointment to the Board were filed as exhibits under Item 9.01.

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

Dated: May 9, 2005