Form 10-K
period 2005-06-30
MIPS TECHNOLOGIES INC
filed 2005-09-09
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24487

MIPS Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	77-0322161
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353

(Address of principal executive offices)

Registrants’ telephone number, including area code: (650) 567-5000

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common stock, $.001 Par Value Per Share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2004) was approximately $304.0 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 42,657,959.

Documents incorporated by reference:

Portions of the registrant’s proxy statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART 1

Item 1.	Business

General

MIPS Technologies, Inc. is a leading developer of embedded processors and related intellectual property for use in markets such as digital consumer, wired and wireless communications (including broadband access), office automation, security, and automotive. For more than twenty years, MIPS has developed and licensed a wide range of reduced instruction set computers, or “RISC” processor architectures and cores. The flexibility, performance, and cost of these architectures and cores have resulted in broad usage, and a broad base of suppliers have designed their products, usually software or tools, to operate with our MIPS architecture products. MIPS is the hub of an environment—what we call an “ecosystem”—that includes these suppliers, together with our semiconductor licensees and their system level customers. This ecosystem has been responsible for mutually reinforcing innovations across a broad spectrum of markets and applications.

Our business model is based on the licensing of microprocessor intellectual property or “IP” in the form of both architectures and implementations. Microprocessor IP requires considerable development efforts in order to create a product, but once created it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars depending upon the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products, which may take several months to several years, we are eligible to receive royalties from our licensees that are usually a few percent of the selling price of the licensee’s products.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions, or ASEs, core designs and other related intellectual property to semiconductor companies and system original equipment manufacturers, or system OEMs. Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 155 license agreements with more than 105 companies around the world offering more than 280 processor-based chips for the embedded market.

The markets and applications that benefit from the MIPS architecture continue to expand. As transistor density increases and as per unit manufacturing costs continue to drop, more and more high volume markets are moving to 32-bit or 64-bit processing power. While our products can serve a broad cross section of these markets, we apply special efforts to target high growth and high volume markets where the cost or performance advantages of our products have significant value.

MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was acquired by Silicon Graphics in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. Our principal executive office is located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000. Our website address is www.mips.com.

Industry Background

Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on single integrated circuit silicon chips. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990’s and continuing in the 2000’s the state of the silicon technology art pushed to and past the point where truly powerful computers in the form of single chip or embedded microprocessors could be built for a well under a dollar. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, including a new generation of digital consumer and business products. In some cases, processors are standalone devices, but increasingly processor cores are included with other functional blocks on a single chip. In many cases, these system-on-a-chip or “SOC’s” are the most cost-effective method of creating new product solutions. The availability of low-cost, high-performance processors and the development of SOC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for advanced digital consumer and business products.

Embedded processor systems are broadly defined as microcontrollers, processors and cores plus related software and hardware incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today the market for these embedded processors is much larger than the personal computer market in terms of processor units. A very large portion of this market consists of 4-bit, 8-bit and 16-bit microcontrollers embedded primarily into low-cost, consumer products such as home appliances, fax machines, printers, telephone answering machines and automobile systems. Although microcontrollers are adequate for many applications, their limited performance often limits the feature set or functionality of the product, and they often require sophisticated and time consuming programming from expert programmers to achieve the product needs. Until the mid-1990’s the use of higher performance 32-bit and 64-bit processors was limited to higher-cost, low-volume applications such as telecommunications switching equipment and data networking routers. As costs of 32-bit and 64-bit processors have come down, it is often economically feasible to employ these processors in products previously using a lower-end solution. Examples of this migration are video games in the mid-1990’s and cellular phones in the late 1990’s. The use of these advanced processors provides a material advantage to the system builder, and the market for 32-bit and 64-bit processors has grown from a few millions of units in the mid-1990’s to in excess of one billion units today.

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

The MIPS Ecosystem

Processors are unlike many other kinds of semiconductors, such as memories, which interface with other components in a highly standardized manner. Each processor architecture has its own unique language called an instruction set. The specifics of the architecture and its instruction set have a major impact on the cost and performance of the end product and require much support.

Processors of a given architecture, like MIPS’ architecture, which have created widely used standards, offer the system developer access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs for that processor. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Several companies, including MIPS, have recognized that such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded markets.

MIPS also considers certain licensees to be part of our ecosystem. Specifically, companies which have licensed design rights to our architecture contribute to the MIPS product base with their own versions of MIPS-compatible processors, most of which have been optimized for the licensee’s market of interest. The collective effect of these design rights licensees is to enhance the number of MIPS compatible offerings in a much wider base of markets than MIPS Technologies could serve on its own. This in turn enhances the desirability for third parties to provide their products, such as software or applications, which are compatible with the MIPS architecture.

Some of the companies that form the MIPS ecosystem, including Green Hills Software and Wind River Systems, provide more than 100 products in support of the MIPS architecture. Popular operating systems compatible with our architecture includes Cisco’s IOS and Microsoft Windows CE.NET, Linux, and Wind

River’s VxWorks. This broad range of third-party support allows system OEMs to shorten the time required to design the MIPS processor technology in their products and get to market more quickly.

Customers and Channels

We have over 105 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS processor architecture, processors, and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS compatible cores and implementation licensees that license processor core implementations from MIPS which they normally insert directly into their own integrated circuits containing other elements of their system. Our implementation licensees may license either or both synthesizable, or “soft” cores or cores ported to a specific manufacturing process, or “hard” cores. Many architectural licensees license our core implementations to serve multiple needs in their product lines.

The design rights, or architecture, licensees make significant investments in our technology and market development. Through our flexible approach to licensing our architectural intellectual property, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market resulting in what we believe is the broadest offering of embedded processor solutions in the world. In most cases, our licensees also add custom integration services and derivative design technologies to complement our processor designs.

Our licensees have developed a broad portfolio of processors and standard products based on the MIPS architecture. In addition, some companies choose to extend the instruction set to perform specialized functions more effectively. These are called application specific extensions, and some are licensed back to us and offered to other licensees. The MIPS16e ASE, an extension which reduces the cost of some implementations, is an example.

We reach our customers through different channels, consisting of:

Direct Sales.    We have an internal sales force, which calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical assistance to our customers and potential customers. Most of MIPS licenses are derived from this activity.

Sales Agents.    We selectively employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success. Most of the representatives that we employ today are in China and surrounding countries.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Semiconductor Manufacturing International (Shanghai) Corporation, Taiwan Semiconductor Manufacturing Co., Ltd., and United Microelectronics Corporation, ASIC companies such as LSI Logic, Agilent, Kawasaki Microelectronics, Inc or KME, Dai Nippon Printing Co. Ltd. or DNP and Socle Technology Corporation and design service companies, such as Socle Technology Corporation, Cadence Methodology Services Corporation and Wipro Limited.

System OEMs.    Products based on the MIPS architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS architecture, including Motorola Broadband and Scientific Atlanta set-top boxes, DVD recorders from Philips and Toshiba, Sony PlayStation and PlayStation 2 video game systems, Minolta digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and our strategic marketing organization is focused on building brand awareness of the MIPS architecture among system OEMs.

Markets and Applications

The primary markets for the MIPS architecture are described below:

Digital Consumer Products.    Together with our existing semiconductor licensees, we expect to sell our architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products.

Set-Top Boxes.    Set top boxes provide the interface between digitally transmitted signals over the air, over cables or from satellites. Digital transmission provides enhanced quality and opportunity for feature enhancements. As digital transmission of video signals becomes more widely available and utilized, we expect that the market for compatible set-top boxes will represent an area of growth in the use of 32-bit and 64-bit processors and related designs. Our design wins in this market include those from Dish Network, Galaxis, Motorola, Pace, Pioneer, Tivo, and Scientific-Atlanta. Our licensees in this market include ATI Technologies, Inc., Broadcom Corporation, NEC Electronics, Philips Semiconductors, PMC Sierra, Scientific Atlanta, Toshiba Corporation and Zoran Corp.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users of personal computers. Products that provide such connectivity include cable modems, DSL modems, and 802.11 wireless IC’s. Our licensees in this market include Atheros, Broadcom, Centillium, Infineon Technologies, Texas Instruments, and others.

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

Video Games.    Video games represent a highly specialized high volume opportunity, which is served by our design rights licensees such as LSI Logic, Toshiba, and NEC. Our key design wins in this market include the Sony PlayStation 2 and the Nintendo 64 video game systems, and the new Sony PSP.

Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, DVD players and recorders, digital televisions, and digital cameras. Our licensees include ATI Technologies, Micronas, NEC Electronics, Philips, PMC Sierra, Toshiba, Zarlink, Zoran and others. A developing market opportunity is the smart card market, which we believe will evolve from using 8-bit and 16-bit microcontroller technology to 32-bit processor-based designs allowing more flexible security algorithms through software implementations to improve security of critical data and applications. MIPS has a leading 32-bit solution for this market and the support of key market leaders such as GemPlus and Philips.

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

Products

We develop and license our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or “soft,” cores, and process optimized or “hard” cores which are silicon process specific implementations expressed in an electronic data format that can be used almost directly to create masks used in the production process. Synthesizable cores are more flexible. Customers can specify a number of configuration options on synthesizable cores, such as the size of the included memory, and have control over which silicon technology is targeted with the final product. This allows our synthesizable core customers flexibility in sourcing production of their chips from competing foundries.

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of our design service providers. The resulting advantage may be faster time to market with less risk and less development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS.

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

MIPS offers a series of audio products optimized to allow system designers to eliminate a portion of their system by incorporating the function directly into the MIPS processor. In many cases, these products can result in significant cost reductions in consumer markets where cost is the single most critical factor.

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

The MIPS32 4KSd core was introduced in November 2002 to meet the demands of 32-bit smart card and related security applications. The high-performance, low-power, 4KSd core builds on our smart card expertise and the latest enhancements to the MIPS32 architecture to provide an advanced solution for a broad range of applications that require high levels of system security and performance. Applications for the new core also include point-of-deployment security and digital rights management modules for set-top boxes, smart cards, secure data storage, and others where the protection of information from unwanted tampering is of critical importance. To date, the 4KS core family has been licensed to Gemplus, Innova Card, Philips and Sharp.

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

MIPS64 20K Cores.    The MIPS64 20Kc core gives semiconductor suppliers and OEMs high system performance. This product and closely related cores discussed below are powerful semi-custom cores optimized for applications such as automotive telematics, networking and office automation. The 20Kc core has been licensed to Agilent and NEC. Toshiba Corporation has developed a next-generation 64-bit microprocessor, the TX99, based on an enhanced MIPS core.

In May 2003, we announced a restructuring plan that included the termination of the 20K and directly related development efforts, subject to completion of certain on-going projects. Although we have ceased further internal development of our custom cores, we expect our licensees to ship products as they bring SOC’s based on these products to market.

MIPS32 24K Cores.    In March 2004, we commenced delivery of our new MIPS32 24K core to our licensees. We believe that the 24K core family is designed to be scalable to future generations of silicon technology. As such, the 24K core family is both available for sales today and the foundation for our next-generation of high-performance, synthesizable cores, which we expect to introduce next year. The 24K core has been licensed to Atheros, LSI, KME, Micronas, PMC-Sierra, Realtek, Scientific Atlanta, and others. In May 2005, we introduced the 24KE core, which leverages the high performance 24K microarchitecture and efficiently adds DSP functionality while significantly reducing overall SoC die area, cost and power consumption.

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

SmartMIPS ASE.    Personal authentication and security are growing more critical in today’s world. There are a vast number of security devices in the world today in such applications as GSM phones and set top boxes. Most of these products use specialized or custom silicon designs together with relatively low performance processors. Our SmartMIPS ASE has the potential to provide major advantages in these products because the algorithms used to secure the information can be software programmed instead of hard coded, while the inherent 32-bit processor power can extend the capability of the card to make it more feature rich for users. The SmartMIPS ASE is available for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The SmartMIPS ASE is implemented in the MIPS32 4KSd smart card core.

MT ASE.    Multithreading, or the concurrent presence of multiple active threads on the same CPU, is a technique for exploiting memory and execution latency to get higher system performance through more complete processor utilization. Through a multithreading extension to the industry-standard MIPS32 and MIPS64 architectures, SOC designers are able to significantly increase delivered system performance through higher processor efficiency in applications that can take advantage of a multi-tasking approach to SOC design. The MIPS MT ASE provides a framework for multithreading the MIPS architecture.

DSP ASE.    DVD recorders, digital cameras, residential gateways and VoIP phones are examples of the growing list of consumer products that require an increasing amount of signal and media processing horsepower. And, in the cost-sensitive, high-volume consumer electronics market, eliminating unnecessary hardware and tool chains and reducing royalty payments can result in significant savings to the consumer product manufacturer.

To address these trends, MIPS has enhanced its industry-standard architecture with DSP functionality to provide a single design environment that leverages a common tool set and knowledge base. The MIPS DSP ASE offers licensees a programmable solution for DSP applications, allowing adaptation to changing market needs and extending the life of an SOC design. The new DSP extension comprises a set of new instructions and state in the integer pipeline of MIPS Technologies cores and is incorporated in the new MIPS32 24KE core.

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related designs in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS architecture and develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors and cores. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized processor architecture and application specific extensions to work within and around our architecture to enhance and tailor the capabilities of our processor designs for specific applications.

Our research and development expenses were $21.9 million in fiscal 2005, $24.0 million in fiscal 2004 and $32.9 million in fiscal 2003. At June 30, 2005, our research and development staff totaled 88 persons compared to 64 employees at June 30, 2004. We intend to hire additional highly skilled technical personnel for our research and development activities. We conduct our research and development activities in our Mountain View, California headquarters location and in a development center near Cambridge, United Kingdom.

Sales and Marketing

Our sales and distribution strategy is discussed above under “Customers and Channels.”

We generally license our processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. Although the precise terms of our contracts vary, they typically provide for technology license fees for developed, or currently available technology or engineering service fees that relate to technology under development, which may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our contracts also provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

In fiscal 2005, we had one customer, Broadcom Corporation that accounted for more than 10% of our total revenue and in fiscal 2004, we had one customer, Toshiba Corporation that accounted for more than 10% of our total revenue. The revenue derived from Broadcom was from royalties and revenue derived from Toshiba reflects technology license fees from new license agreements and royalties. For further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Revenue.” For financial information regarding revenue derived from our international licensees, see Note 15 of Notes to Consolidated Financial Statements.

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

We own over 190 patents worldwide on various aspects of our technology, with expiration dates ranging through 2023 on our U.S. patents. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

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

MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 5K, 5Kc, 5Kf, 20Kc, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, Pro Series, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries. This report also contains trademarks and registered trademarks of other companies.

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

Our processors and cores compete with those of ARM Holdings plc, SuperH, Inc., Tensilica Incorporated, ARC International (UK) Limited, and PowerPC, a product family developed and marketed by IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of unauthorized clones that implement all or part of the MIPS architecture.

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

Employees

As of June 30, 2005, we had 150 employees. Of this total, 88 were in research and development, 43 were in sales and marketing and 19 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 2.	Properties

Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

We lease sales offices in Japan, Taiwan, China, Germany, and Israel and administrative office space in Switzerland. These leases are primarily on a year-to-year basis. We own the property for our Cambridge, United Kingdom development center with approximately 2,000 square feet of technical office space.

We believe that these facilities are adequate to meet our current needs but we may need to seek additional space in the future.

Item 3.	Legal Proceedings

On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup, Denmark (subsequently transferred to the Maritime and Commercial Court of Copenhagen, Denmark). Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $25.50 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our common stock over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, ten years from the respective grant date of the underlying option. In addition, the employees have made a claim for holiday pay and holiday supplement based on the value of stock options at the time of grant.

In August 2005, we concluded negotiations with the union negotiating with us on behalf of the former Danish employees and have reached a settlement that the union has recommended to the employees. Pursuant to the settlement, which must be accepted by each respective former employee who is to be covered by it, each former employee will retain a substantial portion of his or her options and relinquish claims to the balance of the options and any other claims regarding the options.

On April 11, 2005, MIPS Technologies, Inc. filed a lawsuit in the U.S. federal court (Northern District of California) against terminated employees who have pending Danish claims against MIPS AG. This action seeks a declaratory judgment that terminated employees are not entitled to continued stock option vesting after their employment ended, or the right to exercise vested options more than three months thereafter. Our lawsuit also seeks injunctive relief and damages for breach of contract, as these employees signed stock option agreements with governing law and exclusive venue provisions. Those former Danish employees that accept the settlement proposal referred to above will be released from the claims we have asserted in this lawsuit.

From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2005.

Item 4A.	Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2005, were as follows:

Name	Age	Position
John E. Bourgoin	59	Chief Executive Officer and President
Russell W. Bell	48	Vice President, Marketing
Jack Browne	50	Vice President, Worldwide Sales
Sandy Creighton	52	Vice President, General Counsel and Secretary
Kevin C. Eichler	45	Vice President, Chief Financial Officer and Treasurer
W. Patrick Hays	55	Vice President, Engineering
Mervin S. Kato	52	Vice President, Finance and Corporate Controller
G. Michael Uhler	52	Vice President, Chief Technology Officer

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

Jack Browne has served as our Vice President of Worldwide Sales since August 2002. Mr. Browne joined us in December 2001 as Director of Market Development. From May 2000 to December 2001, Mr. Browne served as Technical Marketing and Corporate Supplier Manager at Wyle Electronics, a semiconductor distributor company, which was subsequently acquired by Arrow Electronics, where he was responsible for growing their embedded processor, intellectual property and design services businesses. From October 1997 to April 2000, Mr. Browne was self-employed as a consultant working in the semiconductor industry. From 1993 to 1997, Mr. Browne served in various executive positions with Motorola’s Semiconductor Products Sector including as Vice President and Director of North American Sales and Distribution and Vice President and Director of Sales for the Computer Segment group.

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

W. Patrick Hays has served as our Vice President, Engineering since November 2004. Prior to joining us and since 2003, Mr. Hays was a co-founder and Vice President, VLSI Engineering for Ultra Data Corporation, a start-up developing licensable video processing IP. From 1997 to 2003, Mr. Hays was a co-founder and Vice President and CTO for Lexra, Inc. From 1993 to 1997, Mr. Hays held various engineering management positions in advanced projects and VLSI development at TranSwitch.

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

There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq National Market under the symbol “MIPS”. Our common stock was previously traded under two classes of Class A and Class B common stock. On November 14, 2003, we effected a re-combination of both classes into a single class of common stock. Prior to that time, the Class A common stock had been quoted on the Nasdaq National Market since April 5, 1999, under the symbol “MIPS” and the Class B common stock has been quoted on the Nasdaq National Market since June 20, 2000, under the symbol “MIPSB”. The following table sets forth, for the periods indicated, the high and low reported last sale prices per share of our Class A and Class B common stock on the Nasdaq National Market prior to the re-combination, and our single class of common stock following the re-combination.

					COMMON STOCK
					HIGH	LOW
FISCAL YEAR 2005
Fourth Quarter					$11.15	$6.81
Third Quarter					$13.24	$9.24
Second Quarter					$9.90	$5.49
First Quarter					$5.88	$4.15

	CLASS A		CLASS B		COMMON STOCK
	HIGH	LOW	HIGH	LOW	HIGH	LOW
FISCAL YEAR 2004
Fourth Quarter	—	—	—	—	$7.11	$5.87
Third Quarter	—	—	—	—	$7.30	$4.71
Second Quarter	$6.01	$4.27	$5.92	$4.16	$5.98	$5.15
First Quarter	$5.22	$2.57	$5.10	$2.51	—	—

As of August 31, 2005, there were approximately 4,195 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated financial data set forth below as of and for the fiscal years ended June 30, 2005, 2004, 2003, 2002, and 2001 have been derived from our audited consolidated financial statements.

	Years Ended June 30,
	2005 (1)	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$29,988	$23,439	$15,693	$16,791	$41,931
Contract revenue	31,231	24,446	23,397	30,970	42,978

Total revenue	61,219	47,885	39,090	47,761	84,909
Costs and expenses:
Cost of contract revenue	—	—	250	250	250
Research and development	21,911	23,962	32,863	34,045	33,902
Sales and marketing	14,851	11,878	13,759	17,189	15,833
General and administrative	10,283	8,486	8,508	7,435	9,007
Acquired-in process research and development	—	—	394	1,737	—
Restructuring charge (2)	277	3,233	10,282	437	—

Total costs and expenses	47,322	47,559	66,056	61,093	58,992

Operating income (loss)	13,897	326	(26,966)	(13,332)	25,917
Other income, net	2,412	591	303	3,028	6,287

Income (loss) before income taxes and the cumulative effect of change in accounting principle	16,309	917	(26,663)	(10,304)	32,204
Provision (benefit) for income taxes	1,400	2,448	2,244	(914)	12,401

Income (loss) before cumulative effect of change in accounting principle	14,909	(1,531)	(28,907)	(9,390)	19,803
Cumulative effect of change in accounting principle, net of tax benefit (3)	—	—	—	—	(741)

Net income (loss)	$14,909	$(1,531)	$(28,907)	$(9,390)	$19,062

Per basic share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$0.36	$(0.04)	$(0.73)	$(0.24)	$0.51
Cumulative effect of change in accounting principle	—	—	—	—	$(0.02)
Net income (loss) per basic share	$0.36	$(0.04)	$(0.73)	$(0.24)	$0.49
Per diluted share amounts:
Net income (loss) before cumulative effect of change in accounting principle	$0.33	$(0.04)	$(0.73)	$(0.24)	$0.49
Cumulative effect of change in accounting principle	—	—	—	—	$(0.02)
Net income (loss) per diluted share	$0.33	$(0.04)	$(0.73)	$(0.24)	$0.47

(1)	The net income for fiscal 2005 is $1,546,000 or $0.03 per diluted share higher than disclosed in our earnings call and press release on July 27, 2005. In September 2005, we received a favorable tax ruling related to our international tax restructuring activities for our Swiss subsidiary that resulted in a $1,800,000 reduction to our tax provision for fiscal 2005. This was offset in part by $254,000 in additional operating expenses which were adjusted due to revision of estimates following availability of additional information subsequent to the press release date primarily related to employee expenses.

(2)	Restructuring charges relates to our restructuring activities initiated in October and May 2003. See Note 6 to our consolidated financial statements.

(3)	We adopted SEC Staff Accounting Bulletin No. 101 or SAB 101—Revenue Recognition in Financial Statements, in the fourth quarter of fiscal 2001. The effect of the change was recorded as the cumulative effect of a change in accounting principle effective as of July 1, 2000. Pro forma income (loss) per share amounts (unaudited), assuming the accounting change in accordance with SAB 101 was applied retroactively to the beginning of the period presented, were as follows:

Year Ended June 30, 2001
(In thousands, except per share data)
Net income	$19,803
Net income:
Per basic share	$0.51
Per diluted share	$0.49

	June 30,
	2005	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$91,686	$78,335	$83,839	$90,712	$116,520
Working capital	100,639	82,017	78,176	99,318	112,958
Total assets	127,546	108,703	105,349	128,988	140,433
Total long-term liabilities	2,938	2,038	1,900	770	—
Total stockholders’ equity	108,379	89,659	89,376	115,895	122,708

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report. Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Factors That May Affect Our Business,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

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

We entered fiscal year 2005 having experienced three consecutive years of losses, but having returned to profitability for the last three quarters of fiscal 2004. Our key challenge for fiscal year 2005 was to maintain our growth and profitability. We were able to achieve growth in both revenue and profitability for fiscal 2005, as our fiscal year revenue grew by 28% over fiscal 2004. Our contract revenue grew 28% primarily the result of robust licensing activities for our MIPS32 24K core family introduced in March 2004. The 24K core family has achieved the highest adoption rate of our core offerings, as we signed a total of 20 agreements to date, including 14 new agreements in fiscal 2005. We completed a total of 43 new license agreements during the current fiscal year and we see continuing demand for our 4K core family. These additional license agreements should eventually add to our future royalty stream. Our royalties also grew 28% in fiscal 2005 driven by a 109% growth in royalties from license agreements signed since our 1998 initial public offering as customers under these license agreements continue to ship more products incorporating our technology. Royalties from these agreements contributed to 65% of our total royalties in fiscal 2005, compared to 39% in fiscal 2004. Our future growth will depend considerably on the growth in royalties from these customers. The solid revenue growth that we achieved in fiscal 2005 and steady operating expense levels returned us to profitability in fiscal 2005 with a net income of $14.9 million compared to a net loss of $1.5 million in fiscal 2004.

During fiscal 2005, we continued to execute on our product development offerings with the introduction in May 2005, of the MIPS32 24KE core family which leverages the high performance 24K microarchitecture and efficiently adds DSP functionality while significantly reducing overall SoC die area, cost and power consumption. We expect to see increasing demand for the 24KE core in DVD recorders, digital cameras, residential gateways and VoIP phones.

In fiscal year 2006, we look forward to regaining our momentum in revenue from the slow down that we experienced in the fourth quarter of fiscal 2005 and continuing to execute on our product development offerings. In order to do so, we will seek to establish new initiatives and additional partnerships to support the continued growth of our 24K core family and introduction of new core offerings. We expect that our operating expenses will increase in fiscal 2006 as we continue to invest in projects and programs to support our future growth.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements.

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

Contract revenue includes technology license fees for currently available technology or engineering service fees for technology under development, and support and maintenance fees. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. Consistent with SAB No. 104, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. We assess the credit worthiness of each customer at the time the license agreement is executed or when a transaction under the agreement occurs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license the intellectual property developed under engineering service agreements to other licensees. Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees.

Income Taxes.    Significant judgment is required in determining our worldwide income tax provision. In the ordinary course, there are many transactions and calculations for which the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of revenue sharing and cost reimbursement arrangements among related entities and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such determination is made.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in forecasting future results and belief that we cannot rely on projections of future taxable income to realize deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the subsequent year. Adjustments based on filed returns are generally recorded in the period when the tax returns are filed and the tax implications are known.

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. For example, the Internal Revenue Service (“IRS”) has completed its examination of our fiscal year 2002 federal income tax return and has issued a notice of proposed adjustment. We do not agree with the adjustments and have appealed the assessment. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these and other matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. For example, research and development expense included zero in fiscal 2005, $1.7 million in fiscal 2004 and $696,000 in fiscal 2003 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003. Furthermore, in fiscal 2003, we recorded an impairment charge of $1.2 million relating to purchased developed technology due to change in our product development strategy.

Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately. Patent costs are being amortized and charged as a research and development expense, on a straight-line basis, over their estimated useful lives of ten years.

Accrued Facilities Restructuring Costs.    In October 2002, we exited our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring. Among other things, the anticipated costs included lease charges that were based on assumptions about the estimated period to sublease the facilities and future rental income. The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. Market conditions fluctuate greatly due to such factors as changes in property occupancy rates and the rental prices charged for comparable properties. We expected that market conditions would continue to fluctuate, and we assessed these conditions on a quarterly basis. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our lease obligation in return for a lump sum payment of approximately $1.9 million, resulting in additional charges of $277,000 in the first quarter of fiscal 2005.

Results of Operation—Years Ended June 30, 2005, 2004 and 2003

Revenue.    Total revenue consists of royalties and contract revenue. Royalties consisted of royalties from sales by licensees of products incorporating our technology. Contract revenue consisted of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from engineering services contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2005, 2004 and 2003 were as follows (in millions):

	Fiscal Year				Fiscal Year
	2005	2004	Change in Dollars	Change in Percent	2004	2003	Change in Dollars	Change in Percent
Revenue
Royalties	$30.0	$23.4	$6.6	28%	$23.4	$15.7	$7.7	49%
Percentage of Total Revenue	49%	49%			49%	40%
Contract Revenue	31.2	24.5	6.7	28%	24.5	23.4	1.1	5%
Percentage of Total Revenue	51%	51%			51%	60%

Total Revenue	$61.2	$47.9	$13.3	28%	$47.9	$39.1	$8.8	23%

Fiscal 2005 compared to fiscal 2004.    The increase in fiscal 2005 revenue was due to a 28% increase in both contract revenue and royalties. Contract revenue increased due to an increase in fees from developed technology as a total of 43 new license agreements were completed during fiscal 2005 compared to 35 agreements in fiscal 2004, resulting in an increase of $7.0 million in fees for currently available technology primarily from our MIPS32 24K core family. The increase in royalties resulted from a $10.3 million increase in royalties under license agreements signed since our initial public offering (“IPO”) in June 1998 as customers under these agreements are shipping more products incorporating our technology. This increase was offset in part by a decline of $3.7 million in royalties from our legacy agreements, which were signed prior to our IPO.

Fiscal 2004 compared to fiscal 2003.    The increase in fiscal 2004 revenue was primarily due to a 49% increase in royalties. A substantial majority of this increase resulted from royalties under license agreements signed since our initial public offering in June 1998. Contract revenue increased slightly as a total of 35 new license agreements were completed in fiscal 2004 compared to 15 agreements in fiscal 2003, resulting in an increase of $3.9 million in fees for currently available technology. This increase was offset in part by a decrease of $3.1 million in fees generated from engineering services contracts for technology under development. Engineering service fees decreased because we had fewer agreements in place for the development of products than in the prior fiscal year.

International revenue accounted for approximately 39% of our total revenue in fiscal 2005, 47% of our total revenue in fiscal 2004 and 53% of our total revenue in fiscal 2003. Substantially all of this revenue has been denominated in U.S. dollars.

We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

Cost and Expenses.    Our cost and expenses in fiscal 2005, 2004 and 2003 were as follows (in millions):

	Fiscal Year				Fiscal Year
	2005	2004	Change in Dollars	Change in Percent	2004	2003	Change in Dollars	Change in Percent
Cost and Expenses
Cost of Contract Revenue	—	—	—	—	—	$0.3	$(0.3)	(100)%
Research and Development	$21.9	$24.0	$(2.1)	(9)%	$24.0	$32.9	$(8.9)	(27)%
Sales and Marketing	$14.9	$11.9	$3.0	25%	$11.9	$13.8	$(1.9)	(14)%
General and Administrative	$10.3	$8.5	$1.8	21%	$8.5	$8.5	$—	0%

Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers, technology that we have licensed from third parties. Sublicense fees are recognized as cost of contract revenue when the obligation is incurred, which is typically the same period in which the related revenue is recognized. Cost of contract revenue was zero in fiscal 2005 and 2004 and $250,000 in fiscal 2003. We believe that future cost of contract revenue will continue to be immaterial in relation to total revenues.

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

Fiscal 2005 compared to fiscal 2004.    Research and development expenses decreased in fiscal 2005 primarily due to a decrease in computer aided design tool amortization expense of $2.1 million. This decrease was primarily due to higher amortization and depreciation expense of approximately $1.7 million in fiscal 2004 related to the accelerated amortization of certain computer aided design tools and software assets whose useful lives were reduced because of our restructuring plans announced in fiscal 2003. In addition, we experienced lower depreciation expense of $1.3 million as a result of more assets being fully depreciated during fiscal 2005 and consulting expense decreased by approximately $658,000 due to the completion of a custom core project in fiscal 2004. These decreases were offset in part by an increase in bonus expense of approximately $978,000 primarily due to increased payouts from our profit sharing plan and the reinstatement of a bonus program, and an increase of $785,000 in salary expense driven by a net increase in headcount of 24 engineers during fiscal 2005. Fiscal 2004 reflected the savings associated with the termination of 32 engineers from the custom core development team at the end of the first fiscal quarter of that year as a result of the restructuring action implemented in fiscal 2003.

Fiscal 2004 compared to fiscal 2003.    Research and development expenses decreased in fiscal 2004 primarily due to a decrease in salary and benefits expense of $6.4 million, a decrease in computer aided design tool amortization expense of $1.0 million, and a decrease in depreciation expense of $975,000 as a result of the restructuring actions implemented in 2003 which decreased our research and development staff by 36% and included the closure of our Denmark design center and the termination of our custom core team at the end of September 2003. These decreases were offset in part by an increase in bonus expense of $1.0 million primarily due to the reinstatement of our executive bonus and profit sharing plans. Research and development expenses in fiscal 2004 included $1.7 million related to the accelerated amortization and depreciation of certain computer aided design tools and software assets whose estimated useful lives were reduced because of our restructuring plans announced in the fourth quarter of fiscal 2003.

Our research and development staff increased to 88 persons at June 30, 2005, compared to 64 persons at June 30, 2004, as we added more resources for projects under development. The staff at June 30, 2004 declined by 33 persons from 97 persons at June 30, 2003, following the termination of our custom core development efforts at the end of the first quarter of fiscal 2004.

We expect our research and development expenses to increase in fiscal 2006 as we invest in additional projects to support our growth.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2005 compared to fiscal 2004.    Sales and marketing expense increased in fiscal 2005 primarily due to an increase of $1.2 million in salary and benefits expense related to increases in headcount and an increase in commission and bonus expenses of $836,000 as a result of an increase in contract revenue and an increase in bonus and profit sharing expenses. In addition, spending on marketing communications, consulting and third party development tools increased by $502,000 due to an increase in projects and tools requirements and the opening of our branch office in China in the third quarter.

Fiscal 2004 compared to fiscal 2003.    Sales and marketing expenses decreased in fiscal 2004 primarily due to a decrease of $1.6 million in salary expense resulting from our fiscal 2003 restructuring actions and a decrease of $604,000 in marketing expense due to reduced spending on marketing projects and events.

We incur expenses related to third party software development tools when we enter into agreements with tool vendors to develop software tools that are compatible with our products such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party’s attainment of specified milestones and vary from period to period. Our commitments at June 30, 2005, under these agreements are immaterial. Our sales and marketing staff was 43 persons at June 30, 2005, compared to 35 persons at June 30, 2004, and 36 persons at June 30, 2003.

We expect that our sales and marketing expenses will increase in fiscal 2006 as we focus additional resources on expanding our market presence.

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

Fiscal 2005 compared to fiscal 2004.    General and administrative expenses increased in fiscal 2005 primarily due to increased fees for accounting and audit services of $881,000 related to costs associated with Sarbanes-Oxley compliance, additional royalty audits conducted during the fiscal year and the establishment of the branch office in China. In addition, legal expenses increased by $558,000 as a result of increased legal and patent activity.

Fiscal 2004 compared to fiscal 2003.    General and administrative expenses increased in fiscal 2004 primarily due to an increase in bonus and profit sharing of $1.1 million offset primarily by decreases in salary of $384,000 due to reduced headcount, lower director and officer insurance premium of approximately $300,000, and the reversal of a bad debt allowance of $177,000 as we were able to collect an outstanding receivable that had previously been determined to be uncollectible.

We expect our general and administrative expenses will increase in fiscal 2006.

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

Restructuring.    In September 2004, we entered into an agreement with the landlord of our Denmark design center facilities that we closed in fiscal 2003 and obtained a new tenant which allowed us to terminate our long-

term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

The restructuring expense of $3.2 million in fiscal 2004 consisted of $1.8 million related to the restructuring action announced in the fourth quarter of fiscal 2003, which included the termination of our custom core team in September 2003 and $1.4 million of additional expense based upon our revised estimate of sublease income during the remainder of the lease term related to our Denmark design center facilities from the October 2003 restructuring action.

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

Other Income, Net.    Other income, net in fiscal 2005, 2004 and 2003 were as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Interest income	$2,007	$809	$1,423
Interest expense	(2)	—	(2)
Loss on investment	—	—	(1,414)
Other	407	(218)	296

Other income, net	$2,412	$591	$303

The increase in interest income in fiscal 2005 was primarily due to higher cash and investment balances and higher interest rates. The decline in interest income in fiscal 2004 was primarily due to lower interest rates earned on our short-term investments and cash equivalents and lower cash and investment balances. The loss on investment in fiscal 2003 reflects the impairment charge we recorded in December 2002 related to the full value of our equity investment in Lexra, Inc. In fiscal 2005, other included realized foreign currency translation gains of $392,000 arising from disposition of certain overseas subsidiaries.

Income Taxes.    We recorded an income tax provision of $1.4 million in fiscal 2005. The annual effective tax rate of 9% for the year ended June 30, 2005 is lower than the applicable federal statutory rate primarily due to the utilization of net operating loss, foreign tax credit and general business tax credit carryovers from prior years We recorded an income tax provision of $2.4 million in fiscal 2004 which consists primarily of foreign income taxes and foreign withholding taxes. In fiscal 2003, we recorded an income tax provision of $2.2 million consisting primarily of foreign income taxes and foreign withholding taxes and the recording of a full valuation against our deferred tax assets offset by federal tax refunds due to net operation loss carryback claims.

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

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and short-term investments of $111.5 million, an increase of $18.1 million from June 30, 2004, and we had working capital of $100.6 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities, and acquisition of technologies and patents. In fiscal 2005, we primarily generated cash from operations and financing activities and we used cash primarily for investing activities. The following table summarizes selected items (in thousands) from our statement of cash flows for fiscal 2005, 2004 and 2003. For complete statements of cash flows for those periods, see our consolidated financial statements in Item 8.

	Years Ended June 30,
	2005	2004	2003
Net cash provided by (used in) operating activities	$13,719	$11,104	$(8,434)
Net income (loss)	14,909	(1,531)	(28,907)
Depreciation	1,840	3,207	4,192
Write-off of investment in privately held company	—	—	1,414
Amortization of intangibles	1,362	1,237	1,359
Accounts receivable	(56)	2,274	1,341
Prepaid expenses	338	489	4,051
Other assets	(2,230)	2,203	936
Other current accrued liabilities	(2,300)	(1,323)	5,934
Income tax payable	(255)	1,113	1,150
Accrued compensation	54	1,563	(378)
Net cash provided by (used in) investing activities	$(5,518)	$(17,598)	$365
Net maturities (purchases) of short-term investments	(4,350)	(15,009)	5,000
Capital expenditures	(1,168)	(2,589)	(1,370)
Purchase of intangible assets	—	—	(2,000)
Acquisition of Algorithmics Limited and an affiliated Company, DFS3 Limited, net	—	—	(1,265)
Net cash provided by financing activities	$5,152	$1,004	$1,114
Net proceeds from issuance of common stock	5,152	1,004	1,416
Net increase (decrease) in cash and cash equivalents	$13,351	$(5,504)	$(6,873)

For fiscal 2005, our operating activities generated cash of $13.7 million primarily due to our net income of $14.9 million. In addition, we had non-cash charges including depreciation and amortization of intangibles which were slightly offset by an increase in other assets due to the purchase of additional computer aided design time-based licenses, and a decrease in other current accrued liabilities primarily due to the payment of our fiscal 2005 business insurance renewal and other accrued amounts along with final payments made under our October 2002 restructuring action.

For fiscal 2004, our operating activities generated cash of $11.1 million due to our net loss of $1.5 million offset by non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated from the decrease in accounts receivable due to collections and timing of licensing agreements along with a decrease in prepaid expenses and other assets due to amortization on our computer aided design time-based licenses offset in part by a decrease in other current accrued liabilities due to final payments made under our May 2003 restructuring action. The increase in accrued compensation was primarily due to profit sharing and executive bonus to be paid after the end of the fiscal year.

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

Net cash used by investing activities was $5.5 million for fiscal 2005 and $17.6 million for fiscal 2004 primarily due to net purchases of short-term investments and capital expenditures. Net cash provided by investing activities was $365,000 in fiscal 2003 due to net maturities on short-term investments offset by capital expenditures, the purchase of intangible assets and the acquisition of Algorithmics, Ltd.

Net cash provided by financing activities was $5.2 million in fiscal 2005 as compared to $1.0 million in fiscal 2004 and $1.1 million in fiscal 2003. Net cash provided by financing activities for all periods presented consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans. This was partially offset in fiscal 2003 by the payment of the mortgage loan of $302,000 acquired as a result of the acquisition of Algorithmics, Ltd. during the fiscal year.

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•	the cost, timing and success of product development efforts;

•	the level and timing of contract revenues and royalties;

•	the cost of maintaining and enforcing patent claims and other intellectual property rights and other litigation;

•	level and timing of restructuring activities; and

•	whether cash would be used to complete any acquisitions.

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

Contractual Obligations

Our contractual obligations as of June 30, 2005 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,230	$1,474	$2,599	$1,157	—
Purchase obligations (2)	2,156	1,917	239	—	—
Other long-term liabilities reflected on our Balance Sheet under GAAP (3)	1,873	—	1,873	—	—

Total	$9,259	$3,391	$4,711	$1,157	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees.

Off-Balance-Sheet Arrangements

As of June 30, 2005, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We expect to adopt the modified prospective method. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the appropriate fair value model of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The adoption of SFAS No. 123R will significantly reduce reported net income and may result in reporting net losses in fiscal 2006 and future periods.

Risk Factors

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

Factors that could cause our revenue and operating results to vary from quarter to quarter include:

•	our ability to identify attractive licensing opportunities and then enter into new licensing agreements on terms that are acceptable to us;
•	our ability to successfully conclude licensing agreements of any significant value in a given quarter;

•	the financial terms and delivery schedules of our contractual arrangements with our licensees, which may provide for significant up-front payments, payments based on the achievement of certain milestones or extended payment terms;

•	the relative mix of contract revenue and royalties;

•	the demand for products that incorporate our technology;

•	our ability to develop, introduce and market new processor intellectual property;

•	the establishment or loss of licensing relationships with semiconductor companies or digital consumer and business product manufacturers;

•	the timing of new products and product enhancements by us and our competitors;

•	changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer and business product manufacturers; and

•	uncertain economic and market conditions.

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue declined in fiscal 2003 and increased by 5% in fiscal 2004 and increased 28% in fiscal 2005. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

If we do not compete effectively in the market for embedded processors, our business will be adversely affected.    Competition in the market for embedded processors is intense. Our products compete with those of other designers and developers of processors and cores, as well as those of semiconductor manufacturers whose product lines include processors for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized MIPS-based clones and other technology designs. The market for embedded processors has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.    Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or the interpretation of tax laws. In addition, the Internal Revenue Service has completed its examination of our federal income tax return for fiscal year 2002 and has issued a notice of proposed adjustment. We do not agree with the adjustments and have appealed the assessment. We believe that adequate amounts have been provided for any adjustment that may ultimately result from this issue. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from our current examination or any other examinations will not have an adverse effect on our operating results and financial condition.

We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2003 as a result of our acquisition of certain technology. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

We are subject to litigation that could adversely affect our financial results.    From time to time, we are subject to litigation and other legal claims incidental to our business. Please see Note 14 to our consolidated Financial Statements included in this Annual Report for a description of litigation in Denmark pending against our Swiss subsidiary MIPS AG. It is possible that we could suffer an unfavorable outcome in the case pending against MIPS AG or that we may suffer unfavorable outcomes from claims that are currently pending or that may arise in the future. Any such unfavorable outcome could materially adversely affect our financial condition or results of operations.

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

Item 8.	Financial Statements and Supplementary Data.

The following table presents selected quarterly information for fiscal 2005 and 2004 (in thousands, except per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
Fiscal 2005:
Total revenue	$14,606	$15,534	$16,795	$14,284
Operating income	$3,756	$4,513	$4,214	$1,414
Net income	$3,121	$3,542	$4,006	$4,240

Net income per basic share	$0.08	$0.09	$0.10	$0.10

Net income per diluted share	$0.07	$0.08	$0.09	$0.09

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2004:
Total revenue	$10,413	$10,688	$12,597	$14,187
Operating income (loss)	$(5,404)	$654	$2,103	$2,973
Net income (loss)	$(5,763)	$477	$1,187	$2,568

Net income (loss) per basic and diluted share	$(0.14)	$0.01	$0.03	$0.06

(1)	The net income for the fourth quarter of fiscal 2005 is $1,546,000 or $0.03 per diluted share higher than disclosed in our earnings call and press release on July 27, 2005. In September 2005, we received a favorable tax ruling related to our international tax restructuring activities for our Swiss subsidiary that resulted in a $1,800,000 reduction to our tax provision for fiscal 2005. This was offset in part by $254,000 in additional operating expenses which were adjusted due to revision of estimates following availability of additional information subsequent to the press release date primarily related to employee expenses.

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

September 8, 2005

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,686	$78,335
Short-term investments	19,825	15,041
Accounts receivable	2,544	2,488
Prepaid expenses and other current assets	2,813	3,159

Total current assets	116,868	99,023
Equipment, furniture and property, net	2,899	3,578
Intangible assets, net	2,623	3,176
Other assets	5,156	2,926

	$127,546	$108,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$1,255
Accrued liabilities	12,058	12,344
Deferred revenue	2,825	3,407

Total current liabilities	16,229	17,006
Long-term liabilities	2,938	2,038

	19,167	19,044

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2005 and 2004 respectively; and 42,495,427 and 41,020,061 shares outstanding at June 30, 2005 and 2004, respectively, net of 17,361 and 17,361 reacquired shares at June 30, 2005 and at June 30, 2004, respectively	42	40
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	185,663	181,511
Accumulated other comprehensive income	464	867
Deferred compensation	(635)	(695)
Accumulated deficit	(77,155)	(92,064)

Total stockholders’ equity	108,379	89,659

	$127,546	$108,703

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2005	2004	2003
Revenue:
Royalties	$29,988	$23,439	$15,693
Contract revenue	31,231	24,446	23,397

Total revenue	61,219	47,885	39,090
Costs and expenses
Cost of contract revenue	—	—	250
Research and development	21,911	23,962	32,863
Sales and marketing	14,851	11,878	13,759
General and administrative	10,283	8,486	8,508
Acquired in-process research and development	—	—	394
Restructuring	277	3,233	10,282

Total costs and expenses	47,322	47,559	66,056

Operating income (loss)	13,897	326	(26,966)
Other income, net	2,412	591	303

Income (loss) before income taxes	16,309	917	(26,663)
Provision for income taxes	1,400	2,448	2,244

Net income (loss)	$14,909	$(1,531)	$(28,907)

Net income (loss) per basic share	$0.36	$(0.04)	$(0.73)

Net income (loss) per diluted share	$0.33	$(0.04)	$(0.73)

Shares used in computing basic net income (loss) per share	41,501	40,434	39,505

Shares used in computing diluted net income (loss) per share	44,533	40,434	39,505

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock				Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Common Shares	Amount
Balances at June 30, 2002	14,153,164	25,057,830	—	$39	$177,253	$229	$—	$(61,626)	$115,895
Common stock issued under employee stock option and purchase plans	825,587	—	—	1	1,415	—	—	—	1,416
Shares issued in acquisition	520,259	—	—	—	1,836	—		—	1,836
Deferred compensation relating to an acquisition	—	—	—	—	—	—	(1,925)	—	(1,925)
Deferred compensation amortization	—	—	—	—	—	—	588	—	588
Reacquired stock	—	(115)	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(28,907)	(28,907)
Unrealized loss on available- for-sale securities	—	—	—	—	—	(11)	—	—	(11)
Currency translation adjustment	—	—	—	—	—	484	—	—	484

Total comprehensive loss									(28,434)

Balances at June 30, 2003	15,499,010	25,057,715	—	40	180,504	702	(1,337)	(90,533)	89,376
Common stock issued under employee stock option and purchase plans	281,923	—	181,413		1,007	—	—	—	1,007
Stock conversion	(15,780,933)	(25,057,715)	40,838,648	—	—	—	—	—	—
Deferred compensation amortization	—	—	—	—	—	—	642	—	642
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,531)	(1,531)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(11)	—	—	(11)
Currency translation adjustment	—	—	—	—	—	176	—	—	176

Total comprehensive loss									(1,366)

Balances at June 30, 2004	—	—	41,020,061	40	181,511	867	(695)	(92,064)	89,659
Common stock issued under employee stock option and purchase plans	—	—	1,475,366	2	5,905	—	(748)	—	5,159
Deferred compensation amortization	—	—	—	—	—	—	808	—	808
Adjustment of tax benefits relating to stock option exercises	—	—	—	—	(1,753)	—	—	—	(1,753)
Comprehensive income:
Net income	—	—	—	—	—	—	—	14,909	14,909
Unrealized gain on available-for-sale securities	—	—	—	—	—	65	—	—	65
Currency translation adjustment	—	—	—	—	—	(468)	—	—	(468)

Total comprehensive income									14,506

Balances at June 30, 2005	—	—	42,495,427	$42	$185,663	$464	$(635)	$(77,155)	$108,379

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2005	2004	2003
Operating activities:
Net income (loss)	$14,909	$(1,531)	$(28,907)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	1,840	3,207	4,192
Write-off of investment in privately held company.	—	—	1,414
Acquired in-process research and development	—	—	394
Amortization of intangibles	1,362	1,237	1,359
Other non-cash charges	(353)	169	(2)
Changes in operating assets and liabilities:
Accounts receivable	(56)	2,274	1,341
Prepaid expenses	338	489	4,051
Other assets	(2,230)	2,203	936
Accounts payable	91	751	(729)
Accrued compensation	54	1,563	(378)
Other current accrued liabilities	(2,300)	(1,323)	5,934
Income tax payable	(255)	1,113	1,150
Deferred revenue	(625)	1,200	(319)
Long-term liabilities	944	(248)	1,130

Net cash provided by (used in) operating activities	13,719	11,104	(8,434)
Investing activities:
Purchases of short-term investments	(49,435)	(39,912)	(11,475)
Maturities of short-term investments	45,085	24,903	16,475
Capital expenditures	(1,168)	(2,589)	(1,370)
Purchase of intangible assets	—	—	(2,000)
Acquisition of Algorithmics Limited and an affiliated Company, DFS3 Limited, net	—	—	(1,265)

Net cash provided by (used in) investing activities	(5,518)	(17,598)	365
Financing activities:
Net proceeds from issuance of common stock	5,152	1,004	1,416
Loan repayment	—	—	(302)

Net cash provided by financing activities	5,152	1,004	1,114
Effect of exchange rate on cash	(2)	(14)	82
Net increase (decrease) in cash and cash equivalents	13,351	(5,504)	(6,873)
Cash and cash equivalents, beginning of year	78,335	83,839	90,712

Cash and cash equivalents, end of year	$91,686	$78,335	$83,839

Supplemental disclosures of cash transactions:
Income taxes paid	$1,101	$2,685	$3,268

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

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

Basis of Presentation.    The consolidated financial statements include the accounts of our wholly owned subsidiaries after elimination of intercompany transactions and balances.

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

Revenue Recognition.    We derive revenue from license fees for the transfer of proven and reusable intellectual property components or engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee. Generally, these payments include a nonrefundable technology license fee for currently available technology, which is payable upon the transfer of intellectual property, or a nonrefundable engineering service fee, which generally is payable upon achievement of defined milestones. Each of these types of contracts is a nonexclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. In addition, these agreements also include royalty payments, which are payable upon sale of a licensee’s product incorporating our licensed technology, and maintenance and limited support fees. We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our intellectual property components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically perform royalty reviews of our licensees and if these reviews indicate any over- or under-reported royalties, we accrue for the results when they are identified as was the case in the second quarter of fiscal 2005 when we reduced our royalty revenue by $900,000 due to an over-reporting by one our licensees. We classify all revenue that does not involve the sale of a licensee’s products, primarily technology license fees, engineering service fees and maintenance and support fees, as contract revenue. Consistent with Staff Accounting Bulletin (referred to as SAB) No. 104—Revenue Recognition, license fees are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is probable. The only undelivered element of the contract is our separate obligation to provide support and maintenance for a specified period of time, if purchased by the customer. Fees related to engineering services contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed.

Under our support and maintenance arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Support and maintenance revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any support and maintenance obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees. Revenue from these arrangements was $3.8 million in fiscal 2005, $3.2 million in fiscal 2004 and $4.1 million in fiscal 2003.

Cost of Contract Revenue.    Cost of contract revenue consists of sublicense fees, which we become obligated to pay when we sublicense to our customers technology that we licensed from third parties and which is recognized as the obligation is incurred.

Cash and Cash Equivalents and Short-term Investments. Cash and cash equivalents consists mainly of financial instruments which are readily convertible into cash and have original maturities of three months or less at the time of acquisition. Short-term investments consist mainly of financial instruments that have original maturities of one year or less. The fair value of cash and cash equivalents approximates their recorded value at June 30, 2005.

Financial Instruments.    We classify our financial instruments as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. We carry these investments at fair value, based on quoted market prices, and unrealized gains and losses, net of taxes, are included in accumulated other comprehensive income, which is reflected as a separate component of stockholders’ equity. Realized gains and losses are recognized when realized in our consolidated statements of operations.

Currency Translation.    The assets and liabilities of international non-U.S. functional currency entities are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions are included in current income and have not been significant to our operating results in any period.

Research and Development Expenses.    Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement or license fees. Such costs are expensed as incurred.

Equipment, Furniture and Property.    Equipment, furniture and property are stated at cost and depreciation is computed using the straight-line method. Useful lives of three years are used for equipment and furniture, and useful lives of up to 50 years are used for buildings. Leasehold improvements are depreciated over the shorter of the remaining life of the improvement or the terms of the related leases.

Computer Aided Design Tools.    An increasing number of our computer aided design tools, consisting of software used to develop our intellectual property, are now acquired through term licenses of three to seven years. These licenses are recorded in other assets and amortized over the term of the license. In the past, the majority of our tools were acquired through the purchases of perpetual licenses, which were recorded as capital assets under equipment.

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

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. There was no allowance for doubtful accounts at June 30, 2005 and 2004.

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

Stock-Based Compensation.    We have adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-based Compensation, as amended by SFAS No. 148—Accounting for Stock-Based Compensation—Transition and Disclosure. As allowed by SFAS No. 123, we account for stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grants and no expense was recognized in connection with purchases under our employee stock purchase plan. For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB 25 was $808,000 in fiscal 2005, $642,000 in fiscal 2004, and $588,000 in fiscal 2003.

Pro forma information regarding net income (loss) and net income (loss) per share has been determined as if we had accounted for our employee stock options and employee stock purchase plans under the fair value method prescribed by SFAS No. 123. For purposes of pro forma disclosures, the estimated fair value of the stock awards is amortized to expense over the vesting periods of such awards.

Pro forma information is as follows (in thousands, except per share data):

	Years Ended June 30,
	2005	2004	2003
Net income (loss), as reported	$14,909	$(1,531)	$(28,907)
Add: Stock-based employee compensation expense included in reported net income (loss)	808	642	588
Deduct: Total stock-based employee compensation expense determined under fair value method	15,940	15,768	23,505

Pro forma net loss	$(223)	$(16,657)	$(51,824)

Basic net income (loss) per share:
As reported	$0.36	$(0.04)	$(0.73)

Pro forma	$(0.01)	$(0.41)	$(1.31)

Diluted net income (loss) per share:
As reported	$0.33	$(0.04)	$(0.73)

Pro forma	$(0.01)	$(0.41)	$(1.31)

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2005	2004	2003
Numerator:
Net income (loss) available to common stockholders	$14,909	$(1,531)	$(28,907)

Denominator:
Weighted-average shares of common stock outstanding	41,834	40,793	40,006
Less: Weighted-average shares subject to repurchase	(333)	(359)	(501)

Shares used in computing basic net income (loss) per share	41,501	40,434	39,505

Basic net income (loss) per share	$0.36	$(0.04)	$(0.73)
Shares used in computing diluted net income (loss) per share	44,533	40,434	39,505

Diluted net income (loss) per share	$0.33	$(0.04)	$(0.73)

Potentially dilutive securities excluded from diluted net loss per share because they are anti-dilutive	4,434	6,442	10,203

Comprehensive Income (Loss).    Total comprehensive income (loss) includes net income and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments.

Total comprehensive income was $14.5 million in fiscal 2005, and total comprehensive loss was $1.4 million in fiscal 2004 and $28.4 million in fiscal 2003.

The components of other comprehensive income were as follows (in thousands):

	June 30,
	2005	2004
Accumulated net unrealized gain on available for sale securities	$117	$52
Accumulated foreign currency translation adjustment	347	815

Total accumulated other comprehensive income	$464	$867

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

We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. See Note 15 for additional information about revenues and long-lived assets.

Reclassifications.    Certain balances in our fiscal 2003 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2004.

Recent Accounting Pronouncement.    In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition. We are required to adopt SFAS No. 123R in the first quarter of fiscal 2006, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method of compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We expect to adopt the modified prospective method. We are evaluating the requirements of SFAS No. 123R and expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the appropriate fair value model of adopting SFAS No. 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. The adoption of SFAS No. 123R will significantly reduce reported net income and may result in reporting net losses in fiscal 2006 and future periods.

Note 3.	Business Risk and Customer Concentration

We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 39% of fiscal 2005 revenue, including more than 13% from Broadcom, and 42% of fiscal 2004 and 2003 revenue, including more than 15% from Toshiba in both periods. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

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

During the quarter ended December 31, 2002, as a part of a review of impairment, we held discussions with Lexra management and studied industry trends. Based on these discussions, we determined that Lexra’s ability to continue as a viable business was remote based on its continuing losses, declining cash balance and continuing inability to raise new financing. At that time, we determined that the value of our investment was permanently impaired and estimated the fair value to be zero given the high likelihood that Lexra would cease operations. In December 2002, we recorded an impairment charge of $1.4 million as we wrote off the full value of our investment in Lexra, Inc. Lexra ceased operations in the quarter ended March 31, 2003.

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

The 520,000 shares of our common stock that were granted to the Algorithmics shareholder-employees vested over a three-year period beginning on the purchase agreement consummation date. Therefore, we did not include the value of these shares in the purchase price allocation calculation, but rather allocated their value to unearned compensation. The fair value of our shares was determined based on the quoted closing price of such shares on the agreement consummation date. As of June 30, 2005, approximately all of this deferred compensation had been expensed.

A charge of $394,000 for purchased in-process research and development expenses was recorded in fiscal 2003 because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

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

The in-process technology acquired from Lexra was expensed on the acquisition date and was comprised of Lexra’s next generation of processors, as well as the television set-top box audio decoder and media instruction set. The amount allocated to in-process research and development was expensed upon acquisition because technological feasibility had not been established and no future alternative uses for the technology existed. In December 2001, at the time of the acquisition, we expected that $1.1 million to $1.3 million of future costs would be incurred to complete the research projects relating to this incomplete technology and these projects reached completion in December 2003.

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

All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2005			June 30, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed technology	$86	$(86)	$—	$86	$(83)	$3
Core/patent technology	4,176	(1,800)	2,376	4,176	(1,251)	2,925

Purchased intangible assets	$4,262	$(1,886)	$2,376	$4,262	$(1,334)	$2,928

Goodwill, recorded in fiscal year 2003 as a result of the acquisition of Algorithmics, Limited as discussed in Note 4, was $248,000 as of June 30, 2005 and 2004, respectively.

The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is approximately $549,000, $549,000, $549,000, $341,000 and $112,000 for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively, and approximately $275,000 for years following fiscal 2010. Amortization expense for purchased intangible assets was $553,000 in fiscal 2005, $592,000 in fiscal 2004 and $771,000 in fiscal 2003.

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

A summary of the October 2002 restructuring activities as of June 30, 2005 follows below (in thousands):

	Severance	Facilities	Intangible asset write-off	Other asset write-off	Other costs	Total
Initial charge in second quarter of fiscal 2003	$3,329	$1,653	$1,191	$1,287	$174	$7,634
Adjustments	(85)	—	—	34	125	74
Cash charges	(3,338)	(263)	—	—	(276)	(3,877)
Non-cash charges	94	(185)	(1,191)	(1,321)	6	(2,597)

Balance at June 30, 2003	$—	$1,205	$—	$—	$29	$1,234

Additional charges	—	1,408	—	—	—	1,408
Cash payments	—	(790)	—	—	(18)	(808)
Non-cash charges	—	116	—	—	—	116

Balance at June 30, 2004	$—	$1,939	$—	$—	$11	$1,950

Additional charges	—	277	—	—	—	277
Cash payments	—	(2,099)	—	—	(8)	(2,107)
Non-cash charges	—	(117)	—	—	(3)	(120)

Balance at June 30, 2005	$—	$—	$—	$—	$—	$—

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

Note 7.	Financial Instruments

The following table summarizes by major security type the fair value of our cash equivalents and short-term investments (in thousands):

	June 30,
	2005	2004
Money market funds	$84,653	$73,739
Certificates of deposit and time deposits	500	500
U.S. commercial paper and municipal bonds	19,825	15,041

Total	104,978	89,280
Less amounts classified as cash equivalents	(85,153)	(74,239)

Total short-term investments	$19,825	$15,041

Our short-term investments as of June 30, 2005 mature within one year.

Note 8.	Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2005	2004
Equipment	$14,689	$14,807
Furniture and fixtures	1,666	1,617
Land and buildings	761	766

	17,116	17,190
Accumulated depreciation	(14,217)	(13,612)

Equipment, furniture and property, net	$2,899	$3,578

Note 9.	Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2005	2004
Accrued compensation and employee-related expenses	$4,095	$4,041
Income taxes payable	4,827	3,328
Other accrued liabilities	3,136	4,975

	$12,058	$12,344

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2005	2004
Deferred compensation	$1,873	$998
Other long-term liabilities	1,065	1,040

	$2,938	$2,038

Note 10.	Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Interest income	$2,007	$809	$1,423
Interest expense	(2)	—	(2)
Loss on investment	—	—	(1,414)
Other	407	(218)	296

Total interest and other income, net	$2,412	$591	$303

Note 11.	Commitments

We lease certain facilities under noncancelable operating leases that have expiration dates between fiscal 2006 and fiscal 2009. The future minimum annual lease payments are approximately $1,474,000, $1,367,000, $1,232,000, $1,157,000 and zero for fiscal years 2006, 2007, 2008, 2009 and 2010, respectively, and zero for years following fiscal 2010 for a total minimum payment of $5,230,000. Rent expense under noncancelable operating leases was approximately $1,420,000 in fiscal 2005, $1,356,000 in fiscal 2004, and $1,840,000 in fiscal 2003.

In connection with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the balance sheet.

Commitments at June 30, 2005 for purchases of products or services to be received in future periods were $2.2 million.

Note 12.	Income Taxes

Income (loss) before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2005	2004	2003
United States	$(24,837)	$3,816	$(15,420)
Foreign	41,146	(2,899)	(11,243)

Total income (loss) before taxes	$16,309	$917	$(26,663)

The provision (benefit) for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2005	2004	2003
Federal:
Current payable	$673	$58	$(4,332)
Deferred	—	—	2,424

	$673	58	(1,908)
State:
Current payable	20	40	—
Deferred	—	—	788

	20	40	788
Foreign:
Current payable	707	2,350	3,332
Deferred	—	—	32

	707	2,350	3,364

Total provision for income taxes	$1,400	$2,448	$2,244

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income (loss) before taxes as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
Federal tax at statutory rate	$5,545	$312	$(9,332)
State income taxes, net of federal benefit	13	40	—
Foreign losses not benefited	23	1,580	3,934
Foreign taxes	707	2,032	2,244
Domestic losses not benefited	—	—	5,314
Research tax credit	—	(661)	—
Changes in Valuation Allowance	(5,175)	(847)	—
Other	287	(8)	84

Total provision for income taxes	$1,400	$2,448	$2,244

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2005	2004
Cumulative temporary differences:
Depreciation and amortization related items	$1,949	$939
Accrued expenses	553	296
Accrued compensation benefit	348	231
Deferred revenue	413	917
Capital loss carry forward	627	938
Other, net	9	1
Tax credit carry forward	14,948	9,015
Federal, state and foreign net operating loss carry forward	2,367	2,306

Total deferred income tax asset	21,214	14,643
Valuation allowance	(21,150)	(14,643)

Net deferred income tax asset	64	—
Deferred tax liability related to other comprehensive income	(64)	—

Net deferred income tax asset	$—	$—

Approximately $2,600,000 of our valuation allowance offsets tax benefits associated with dispositions from employee stock plans. Such benefits will be credited to stockholders’ equity when realized.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2005. In fiscal 2005, the valuation allowance increased by $6.5 million. In fiscal 2004, the valuation allowance decreased by $597,000. The valuation allowance increased by $13.2 million in fiscal 2003 due to recording a full valuation against our deferred tax assets.

We have federal, state and foreign net operating loss carry forwards of approximately $4.1 million, $6.4 million and $2.0 million at June 30, 2005. The federal and state net operating losses will start to expire beginning in 2010 through 2024, if not utilized. The foreign net operating losses will be carried forward indefinitely. There are federal research credits of approximately $3.9 million that will start to expire beginning in 2013 through 2025, if not utilized. We also have state research tax credits of approximately $3.9 million at June 30, 2005 that will not expire. Federal foreign tax credit carry forwards also exist of $9.0 million, which expire beginning in 2011 through 2015, if not utilized.

Utilization of federal and state net operating losses and tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 13.	Stockholders’ Equity

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

1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the “1998 Plan”) was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock option grants generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002 vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee’s service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2004, 2003, and 2002, the number of shares available for issuance increased by approximately 1.6 million, 1.6 million, and 1.6 million shares respectively, for a total of approximately 15.9 million shares of common stock reserved under the 1998 Plan. At June 30, 2005, 2,865,387 shares were available for future issuance under the 1998 Plan.

Directors’ Stock Option Plan.    The Directors’ Stock Option Plan (the “Director Plan”) was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002. Under the new vesting schedule, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors.

On July 1, 2004, 2003, and 2002, the number of shares available for issuance increased by 50,000, zero, and zero, shares respectively, for a total of 870,000 shares of common stock reserved under the Director Plan. As of June 30, 2005, 380,000 shares were available for future issuance under the Director Plan.

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999 and as amended in January 2000 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2004, 2003, and 2002, the number of shares available for issuance increased by approximately 218,000, 203,000, and 196,000 shares, respectively, for a total of approximately 1.8 million shares of common stock reserved under the Purchase Plan. At June 30, 2005, 1.8 million shares had been issued under the Purchase Plan and 41 shares were reserved for future issuance.

2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. Options expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants generally vest over a 50-month period with 2% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2005, 149,576 shares were available for future issuance under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Purchases are limited to ten percent of each employee’s and consultant’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2005, 29,482 shares had been issued under the Supplemental Purchase Plan and 30,518 shares were reserved for future issuance.

As of June 30, 2005, total shares reserved for future issuance under all plans was 3,425,522.

Activity under our Stock Option Plans is summarized as follows:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price

Balance at June 30, 2002	9,811,868	$11.33

Options granted	2,393,100	$2.47
Options canceled	(1,871,815)	$9.44

Balance at June 30, 2003	10,333,153	$9.62

Options granted	4,090,550	$4.17
Options exercised	(206,666)	$2.86
Options canceled	(2,734,160)	$11.55

Balance at June 30, 2004	11,482,877	$7.34

Options granted	2,079,425	$6.37
Options exercised	(1,092,064)	$4.35
Options canceled	(972,610)	$8.37

Balance at June 30, 2005	11,497,628	$7.37

Additional information about outstanding options to purchase common stock held by our optionees at June 30, 2005 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted-Average Contractual Life (in years)	Weighted-Average Exercise Price	Number of Shares	Weighted-Average Exercise Price
$2.03–$4.49	3,999,908	7.98	$3.49	1,728,806	$3.43
$4.52–$8.01	3,625,242	7.91	$6.69	2,089,915	$7.54
$8.05–$12.00	3,115,167	6.01	$9.83	2,532,903	$9.94
$13.19–$37.25	757,311	5.18	$20.92	753,641	$20.95

$2.03–$37.25	11,497,628	7.24	$7.37	7,105,265	$8.82

Grant Date Fair Values.    The weighted average estimated fair value of our employee stock options granted at grant date market prices was $5.04 per share during fiscal 2005, $3.39 per share during fiscal 2004, and $2.09 per share during fiscal 2003. The weighted average estimated fair value of shares granted under our stock purchase plan was $0.60 per share during fiscal 2005, $1.23 per share during fiscal 2004, and $2.05 per share during fiscal 2003.

The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the activity under our stock option plans:

	Employee Stock Options Years Ended June 30,			Stock Purchase Plan Shares Years Ended June 30,
	2005	2004	2003	2005	2004	2003
Expected life (in years)	4.5–5.15	4.5	4.5–5.0	0.5	0.5	0.5
Risk-free interest rate	3.72%–3.90%	3.02%–3.85%	3.01%–3.33%	1.04%–1.33%	1.11%	1.42%–1.92%
Expected volatility	0.80–0.95	0.95–1.00	1.00	0.55	0.75	0.70–1.20
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

Note 14.	Contingencies

On April 30, 2003, our Swiss subsidiary, MIPS Technologies International AG, or MIPS AG, through which we conducted our operations in Denmark, terminated the employment of 55 employees in connection with the closure of our Denmark design center. Of these, 45 employees filed claims against MIPS AG in the County Court of Ballerup, Denmark (subsequently transferred to the Maritime and Commercial Court of Copenhagen, Denmark). Subsequently, 13 of these employees agreed to withdraw their claims. On the termination date, the remaining 32 employees of MIPS AG held options to purchase an aggregate of 724,830 shares of our common stock, of which options to purchase 413,552 shares were vested and options to purchase 311,278 shares were unvested. The exercise price of these options ranged from $2.94 to $25.50 per share. Under our stock option plans, unvested options expire upon termination of employment and vested options expire three months after the termination of employment.

The terminated employees are seeking, primarily, the right to exercise, regardless of the termination of their employment, the options they held as of the date of their termination, which expired on or within three months of the termination date. As such, they are claiming, under alleged principles of Danish employment law, the right to exercise such options, or in the alternative, money damages equal to the difference between the excess of the trading price of our common stock over the exercise price of the options on whatever future date the employee designates as an effective exercise date of the option. The employees further claim that these effective rights to exercise should continue for the same period as the respective terms of the options on which they were based, that is, ten years from the respective grant date of the underlying option. In addition, the employees have made a claim for holiday pay and holiday supplement based on the value of stock options at the time of grant.

In August 2005, we concluded negotiations with the union negotiating with us on behalf of the former Danish employees and have reached a settlement that the union has recommended to the employees. Pursuant to the settlement, which must be accepted by each respective former employee who is to be covered by it, each former employee will retain a substantial portion of his or her options and relinquish claims to the balance of the options and any other claims regarding the options.

On April 11, 2005, MIPS Technologies, Inc. filed a lawsuit in the U.S. federal court (Northern District of California) against terminated employees who have pending Danish claims against MIPS AG. This action seeks a declaratory judgment that terminated employees are not entitled to continued stock option vesting after their employment ended, or the right to exercise vested options more than three months thereafter. Our lawsuit also seeks injunctive relief and damages for breach of contract, as these employees signed stock option agreements with governing law and exclusive venue provisions. Those former Danish employees that accept the settlement proposal referred to above will be released from the claims we have asserted in this lawsuit.

From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Note 15.	Industry and Geographic Segment Information

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2005	2004	2003
United States	$37,606	$25,546	$18,440
Japan	9,671	13,269	9,520
Pacific Rim	3,614	4,544	6,850
Europe	6,622	3,114	2,937
Rest of World	3,706	1,412	1,343

Total revenue	$61,219	$47,885	$39,090

Our long-lived assets by geographic area are as follows (in thousands):

	June 30,
	2005	2004	2003
United States	$8,993	$8,276	$10,942
Japan	166	169	207
Pacific Rim	628	33	33
Europe	887	1,177	1,907
Rest of World	4	25	11

Total long lived assets	$10,678	$9,680	$13,100

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commissions rules and forms. Our management evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based on our evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2005.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal

Control—Integrated Framework. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.

Management’s assessment of effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that MIPS Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MIPS Technologies, Inc. maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, MIPS Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of MIPS Technologies, Inc. and our report dated September 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Palo Alto, California

September 8, 2005

(d) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our chief executive officer, chief financial officer, and controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 13 of our Notes to Consolidated Financial Statements. The following table presents information about these plans as of June 30, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	10,736,878	$7.45	3,245,428	(2)
Equity compensation plans not approved by security holders	760,750	$6.19	180,094	(3)
Total	11,497,628	$7.37	3,425,522

(1)

These equity compensation plans contain an “evergreen” provision whereby the number of shares available for issuance automatically increases on July 1 of each year. Our 1998 Long-Term Incentive Plan increases in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. Our Directors’ Stock Option Plan increases in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. Our Employee Stock Purchase Plan increases in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors.

(2)	Of these shares, 2,865,387 shares remain available for grant under the 1998 Long-Term Incentive Plan, 380,000 shares remain available for grant under the Directors’ Stock Option Plan, and 41 shares remain available for purchase under the Employee Stock Purchase Plan.

(3)	Of these shares, 149,576 shares remain available for grant under the 2002 Non-Qualified Option Plan and 30,518 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid To The Independent Registered Public Accounting Firm” in our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2005.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Schedules not listed above have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 14, 2003).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

10.1

The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2

The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

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

Exhibit No.	List of Exhibits

10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *

10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *

10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *

10.8	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.10	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11

The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.13	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.14

Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.15

Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.16

Form of Award Document, as amended for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.17

Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.18

Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19

Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.20

Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

Exhibit No.	List of Exhibits

10.21

Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.22	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	We have received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.

By:	/S/ JOHN E. BOURGOIN
John E. Bourgoin President and Chief Executive Officer

Date: September 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2005

/S/ KEVIN C. EICHLER Kevin C. Eichler	(Principal Financial and Accounting Officer)	September 8, 2005

/S/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 8, 2005

/S/ FRED M. GIBBONS Fred M. Gibbons	Director	September 8, 2005

/S/ ROBERT R. HERB Robert R. Herb	Director	September 8, 2005

/S/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director and Chairman of the Board	September 8, 2005

/S/ BENJAMIN HOROWITZ Benjamin Horowitz	Director	September 8, 2005

/S/ WILLIAM M. KELLY William M. Kelly	Director	September 8, 2005

Exhibit No.	Index of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on November 14, 2003).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

10.1

The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2

The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

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

10.7.2	The First Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.2 to the Registration Statement). *

10.7.3	The Second Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.3 to the Registration Statement). *

10.7.4	The Fourth Addendum to the Joint Development and License Agreement (incorporated herein by reference to Exhibit 10.8.4 to the Registration Statement). *

10.8	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.9	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.10	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11

The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.12	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.13	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

Exhibit No.	Index of Exhibits

10.14

Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.15

Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.16

Form of Award Document, as amended for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.17

Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.18

Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19

Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.20

Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.21

Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.22	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	We have received confidential treatment for portions of this Exhibit. Accordingly, portions thereof have been omitted from the public filing.