Form 10-Q
period 2005-09-30
MIPS TECHNOLOGIES INC
filed 2005-11-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

        Indicate by check mark whether the registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        As of October 31, 2005, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 42,805,164.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2005 (unaudited)	June 30, 2005
Current assets:
Cash and cash equivalents	$85,651	$91,686
Short-term investments	19,864	19,825
Accounts receivable, net	3,466	2,544
Prepaid expenses and other current assets	2,425	2,813

Total current assets	111,406	116,868
Equipment, furniture and property, net	2,831	2,899
Intangible assets, net	5,897	2,623
Other assets	6,625	5,156

	$126,759	$127,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$293	$1,346
Accrued liabilities	9,599	12,058
Deferred revenue	1,992	2,825

Total current liabilities	11,884	16,229
Long-term liabilities	4,146	2,938

	16,030	19,167
Stockholders' equity:
Common stock	42	42
Preferred stock	—	—
Additional paid-in capital	191,270	185,663
Accumulated other comprehensive income	478	464
Deferred compensation	(535)	(635)
Accumulated deficit	(80,526)	(77,155)

Total stockholders' equity	110,729	108,379

	$126,759	$127,546

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2005		2004
Revenue:
Royalties		$8,054	$6,721
Contract revenue		3,889	7,885

Total revenue		11,943	14,606
Costs and expenses:
Research and development		9,528	5,207
Sales and marketing		3,829	3,045
General and administrative		2,853	2,321
Acquired in-process research and development		570	—
Restructuring		—	277

Total costs and expenses		16,780	10,850

Operating income (loss)		(4,837)	3,756
Other income, net		809	245

Income (loss) before income taxes		(4,028)	4,001
Provision (benefit) for income taxes		(694)	880

Net income (loss)		$(3,334)	$3,121

Net income (loss) per basic share	$	(0.08)	$0.08

Net income (loss) per diluted share	$	(0.08)	$0.07

Shares used in computing net income (loss) per basic share		42,382	40,695
Shares used in computing net income (loss) per diluted share		42,382	42,384

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2005	2004
Operating activities:
Net income (loss)	$(3,334)	$3,121
Adjustments to reconcile net income (loss) to net cash used in (provided by) operating activities:
Depreciation	382	490
Stock-based compensation	4,871	—
Acquired in-process research and development	570	—
Amortization of intangibles and deferred compensation	298	334
Other non-cash charges	(154)	1
Changes in operating assets and liabilities:
Accounts receivable	(645)	(762)
Prepaid expenses	475	1,151
Other assets	(813)	126
Accounts payable	(1,053)	(230)
Accrued compensation	(1,494)	(973)
Other current accrued liabilities	(290)	(3,297)
Income tax payable	(693)	576
Deferred revenue	(833)	(386)
Long-term liabilities	485	513

Net cash provided by (used in) operating activities	(2,228)	664
Investing activities:
Purchases of short-term investments	(9,862)	(14,884)
Maturities of short-term investments	10,000	10,000
Capital expenditures	(314)	(88)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	(3,657)	—
Restricted cash	(656)	—

Net cash used in investing activities	(4,489)	(4,972)
Financing activities:
Net proceeds from issuance of common stock	738	74
Repurchase of stock	(39)	—

Net cash provided by financing activities	699	74
Effect of exchange rate on cash	(17)	5

Net decrease in cash and cash equivalents	(6,035)	(4,229)
Cash and cash equivalents, beginning of period	91,686	78,335

Cash and cash equivalents, end of period	$85,651	$74,106

Supplemental disclosures of cash transaction:
Income taxes paid	21	28

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

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2005 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2005, included in our 2005 Annual Report on Form 10-K.

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

        Stock-Based Compensation. Prior to July 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan for the years ended June 30, 2005 or 2004, nor in the three-month period ended September 30, 2004. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective July 1, 2005, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month period ended September 30, 2005, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options' vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options' vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123R on July 1, 2005, our net income before taxes and net income for the three-month period ended September 30, 2005, is $4.9 million and $3.9 million lower than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net income per share for the three-month period ended September 30, 2005 would have been $0.01 had we not adopted SFAS No. 123R, compared to reported basic and diluted net loss per share of $0.08. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.

        The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month period ended September 30, 2004 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Three Months Ended September 30, 2004 (1)
Net income , as reported	$3,121
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	186
Deduct: Total stock-based employee compensation expense determined under fair value method, net of tax related effects	4,167

Proforma net loss	$(860)

Basic net income (loss) per share:
As reported	$0.08

Pro forma	$(0.02)

Diluted net income (loss) per share:
As reported	$0.07

Pro forma	$(0.02)

(1)	During the preparation of footnotes to the condensed consolidated financial statements for our quarterly filings during fiscal year 2006, we determined that the calculation of our net loss — pro forma reported under SFAS No. 123 for fiscal year 2005, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for certain options granted prior to July 1, 2005. Accordingly, the amount of net loss — pro forma reported under SFAS No. 123 for the first quarter of fiscal 2005 presented in the table above has been revised, resulting in an increase in the previously reported amount of pro forma net loss of $446,000 or $0.01 per basic and diluted share. This revision had no effect on our previously reported condensed consolidated results of operations or financial condition.

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes resulting from additional grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of the grants in future years.

        Note that the above pro forma disclosure was not presented for the three-month period ended September 30, 2005 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for this period.

        The following table shows total stock-based employee compensation expense (see Note 9 for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month period ended September 30, 2005 (in thousands):

Three Months Ended September 30, 2005
Costs and expenses:
Research and development	$4,021
Sales and marketing	470
General and administrative	380

Total stock-based compensation expense	$4,871

        There was no capitalized stock-based employee compensation cost as of September 30, 2005. There were no recognized tax benefits during the quarter ended September 30, 2005.

        For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for stock-based awards under APB No. 25 was $47,000 for the three-month period ended September 30, 2005 and $186,000 for the three-month period ended September 30, 2004.

Note 2.   Computation of Earnings Per Share

        Earnings per Share. We follow the provisions of SFAS No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2005	2004
Numerator:
Net income (loss)	$(3,334)	$3,121

Denominator:
Weighted-average shares of common stock outstanding	42,502	41,028
Less: Weighted-average shares subject to repurchase	(120)	(333)

Shares used in computing net income (loss) per basic share	42,382	40,695

Effect of dilutive securities-employee stock options and shares subject to repurchase	—	1,689
Shares used in computing net income (loss) per diluted share	42,382	42,384

Net income (loss) per basic share	$(0.08)	$0.08
Net income (loss) per diluted share	$(0.08)	$0.07
Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	6,977	6,175

Note 3.   Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first three months of fiscal 2005 was $3.3 million and total comprehensive income for the comparable period in the prior year was $3.1 million.

Note 4.   Investment and Acquisition

        On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2's products and services will provide value to our customer base by improving de-bugging capability and accelerating time to market. We acquired all of the outstanding stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash. We did not assume any of the options of FS2. An escrow account holds 15% of the initial cash consideration to cover claims we may have under the merger agreement for a minimum of 18 months. We may become obligated to pay an additional amount of up to $4.0 million in contingent payments over a three year period following the acquisition date. The contingent payments are based upon annual revenue and project completion milestones, and any such payments will be additional purchase consideration and will be recorded to goodwill.

        The preliminary purchase price was allocated as follows:

Intangible assets acquired	$3,220
Acquired in-process research and development	570
Net tangible assets	477
Goodwill	252

Total assets acquired	$4,519

        The value of the intangible assets was determined by estimating the present value of cash flows from those assets based on the assumptions of our management, industry assumptions and market data. The estimated useful life of the developed technology of five years was determined based on our estimates of the product life cycles in the current and expected market place. The estimated useful life of the customer relationships of six years was determined based on our experience in the industry and with this customer pool. The useful life of the tradename of three years was determined based on industry experience. These assets are being amortized on a straight line basis over their estimated useful lives.

        A charge of $570,000 for acquired in-process research and development expense was recorded upon completion of the acquisition of the technology because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        The operating results of FS2 beginning on the acquisition date of September 2, 2005 are included in these financial statements.

Note 5.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of September 30, 2005 and June 30, 2005 (in thousands):

	September 30, 2005			June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(2,054)	$4,008	$4,262	$(1,886)	$2,376
Customer relationships	1,310	(27)	1,283	—	—	—
Tradename	110	(3)	107	—	—	—

Purchased intangible assets	$7,482	$(2,084)	$5,398	$4,262	$(1,886)	$2,376

        In the first quarter of fiscal 2006, the increase of $1.8 million in developed and core technology, $1.3 million in customer relationships, and $110,000 in tradename assets related to the acquisition of First Silicon Solutions, Inc. as discussed in Note 4.

        The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is approximately $864,000, $1,164,000, $1,164,000, $919,000 and $690,000 for the remaining nine months of fiscal 2006 and for fiscal years 2007, 2008, 2009 and 2010 respectively, and approximately $493,000 for years following fiscal 2010. Amortization expense for purchased intangible assets was $198,000 in the first quarter of fiscal 2006 and $140,000 in the first quarter of fiscal 2005.

        Goodwill, as of September 30, 2005 and 2004 was (in thousands):

	September 30, 2005	June 30, 2005
Goodwill	$500	$248

        The increase in the carrying amount of goodwill of $252,000 was due to the purchase of First Silicon Solutions, Inc., in the first quarter of fiscal 2006 as discussed in Note 4.

Note 6.   Restructuring Charge

        The restructuring charge in the first quarter of fiscal 2005 of $277,000 relates to exiting a facility lease

Note 7.   Interest Income

        Interest income reported under Other income, net was $696,000 for the three-month period ended September 30, 2005 and $289,000 for the three-month period ended September 30, 2004.

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

        In September 2005, we reached a settlement with each of the 32 former Danish employees and the union that represented them. Pursuant to the settlement, each of the 32 former employees will retain a substantial portion of his or her options and relinquish claims to the balance of the options and any other claims regarding the options. In the first quarter of fiscal 2006, approximately $3.3 million was expensed which represents the estimated fair value of options reinstated pursuant to the settlement. As a result of the settlement, the Danish lawsuit was withdrawn in October 2005 and MIPS Technologies, Inc. withdrew the lawsuit filed on April 11, 2005 in the U.S. federal court (Northern District of California) against the terminated employees who had pending Danish claims against MIPS AG. As a result, MIPS Technologies, Inc. and MIPS AG no longer have any litigation pending with respect to this matter.

        From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Note 9.   Stock-Based Compensation

        1998 Long-Term Incentive Plan. The 1998 Long-Term Incentive Plan (the “1998 Plan”) was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. In July 2005, the board of directors amended the award documents for the stock options granted under the 1998 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock options grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005 vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004, the number of shares available for issuance increased by approximately 1.7 million and 1.6 million shares respectively, for a total of approximately 17.6 million shares of common stock reserved under the 1998 Plan. At September 30, 2005, 2,981,207 shares were available for future awards under the 1998 Plan.

        Directors’ Stock Option Plan. The Directors’ Stock Option Plan (the “Director Plan”) was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002, such that, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004, the number of shares available for issuance increased by 90,000 and 50,000 shares respectively, for a total of 960,000 shares of common stock reserved under the Director Plan. As of September 30, 2005, 470,000 shares were available for future awards under the Director Plan.

        Employee Stock Purchase Plan. The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, as amended in January 2000 and September 2005 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after September 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004, the number of shares available for issuance increased by approximately 224,379 and 218,000 shares, respectively, for a total of approximately 2.0 million shares of common stock reserved under the Purchase Plan. At September 30, 2005, 1.8 million shares had been issued under the Purchase Plan and 224,420 shares were reserved for future issuance.

        2002 Non-Qualified Stock Option Plan. Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. In July 2005, the board of directors amended the award documents for the stock options granted under the 2002 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants awarded prior to July 2005 generally vest over a 50-month period with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At September 30, 2005, 95,576 shares were available for future awards under the 2002 Plan.

        Supplemental Stock Purchase Plan. The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after October 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s and consultant’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At September 30, 2005, 29,482 shares had been issued under the Supplemental Purchase Plan and 30,518 shares were reserved for future issuance.

        As of September 30, 2005, total shares reserved for future awards under all plans were 3,801,721.

        Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	11,497,628	$7.37
Options granted	1,862,365	$7.75
Options exercised	(162,306)	$4.87		$438
Options canceled	(224,368)	$15.36

Outstanding at September 30, 2005	12,973,319	$7.31	6.93	$16,594

Exercisable at September 30, 2005	7,599,777	$8.68	6.25	$7,172

        Nonvested share activity under our Stock Options Plans for the three-month period ended September 30, 2005 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2005	160,000	$4.67
Vested	(40,000)	$4.67

Nonvested balance at September 30, 2005	120,000	$4.67

        As of September 30, 2005, $535,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.9 years. The total fair value of shares vested during the three-month period ended September 30, 2005 was $276,000.

        Grant Date Fair Values. The weighted average estimated fair value of our employee stock options granted at grant date market prices was $5.06 per share during the first quarter of fiscal 2006 and $3.23 per share during the first quarter of fiscal 2005. There were no shares granted under our stock purchase plan during the first quarter of fiscal 2006 or 2005. Included in the condensed consolidated statement of operations for the three-month period ended September 30, 2005 is $137,000 in stock-based compensation expense related to the amortization of previously valued shares granted under our Employee Stock Purchase and Supplemental Stock Purchase Plans.

        The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. During the three months ended September 30, 2005, we changed the method of estimating the volatility of our common stock which we believe provides a more thorough and accurate forecast. We estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Prior to the three months ended September 30, 2005, we estimated volatility and the expected life based solely on historical activity. The change in our assumptions did not have a significant impact of the fair value of our stock options granted during the first quarter of fiscal 2006. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Three Months Ended September 30,
	2005	2004
Expected life (in years)	5.0	4.5
Risk-free interest rate	4.01% - 4.14%	3.73%
Expected volatility	.76 - .78	.93
Dividend yield	0.00%	0.00%

Note 10.   Income Taxes

        We recorded an income tax benefit of $694,000 for the first quarter of fiscal 2006 due to our net loss benefited at an estimated annual effective tax rate of 21%, offset in part from a tax charge due to our inability to benefit from the in-process research and development charge related to the FS2 acquisition. The estimated annual effective tax rate of 21% in the first quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit, research and development credit and general business tax credit carryovers from prior years. We recorded an income tax provision of $880,000 for the first quarter of fiscal 2005. The estimated annual effective tax rate of 22% in the first quarter of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit and general business tax credit carryovers from prior years.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. For example, the Internal Revenue Service (IRS) has completed its examination of our fiscal year 2002 federal income tax return and has issued a notice of proposed adjustment. We do not agree with the adjustments and have appealed the assessment. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these and other matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Note 11.   Recent Accounting Pronouncements

        In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154), a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 will have material impact on our consolidated results of operations and financial condition.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include our expectations of the impact on future operating results of the FS2 acquisition, as well as others that address our expectations for future levels of operating expenses as well as other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Factors That May Affect Our Business”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

        Revenue in the first quarter of fiscal 2006 declined 18% over the comparable period in fiscal 2005 due to a significant shortfall in contract revenue. Contract revenue declined by $4.0 million or 51% primarily due to fewer contracts being completed during the quarter and fewer license agreements for the MIPS32 24K core family, which generally provide for higher average license fees. This slowdown was due to some customers delaying their investment decisions and due to a leaner pipeline of targeted opportunities. We are addressing these issues through organizational changes and expect to return to more normal historical levels of contract revenue in the second quarter of fiscal 2006. Royalty revenues increased 20% over the comparable period in fiscal 2005 due to increases in royalties from both pre- and post IPO agreements. Additionally, royalties grew 14% on a sequential quarter and reversed a decline in royalties experienced in the fourth quarter of fiscal 2005. We expect royalty revenue to continue to increase in the upcoming quarter.

        Operating expense in the first quarter of fiscal 2006 increased $5.9 million over the comparable period in fiscal 2005 primarily due to $4.9 million in non-cash stock-based compensation expense as a result of the adoption of SFAS No. 123R beginning on July 1, 2005. Included in this stock-based compensation expense was a non-recurring charge of $3.3 million related to the reinstatement of options in connection with the settlement in September 2005 of the Denmark lawsuit. Additionally, we acquired First Silicon Solutions, Inc. (FS2), a design service and development tools company in September 2005 for an all cash transaction of $4.5 million and we incurred a $570,000 acquired in-process research and development charge in the first quarter of fiscal 2006 relating to this acquisition. FS2's products and services will provide value to our customer base by improving de-bugging capability and accelerating time to market. We may become obligated to pay an additional amount of up to $4.0 million in contingent payments over a three-year period following the acquisition date. The contingent payments are based upon annual revenue and project completion milestones, and any such payments will be additional purchase consideration and will be recorded to goodwill. We expect that FS2 should be neutral to slightly accretive for the remainder of fiscal 2006.

        Net loss before income tax benefit for the first quarter of fiscal 2006 was $4.0 million which includes the above mentioned stock-based compensation expense of $4.9 million and the acquired in-process research and development charge of $570,000.

        Our management excludes the effect of stock-based compensation expense as an operating metric when comparing operating results across reporting periods, and in our internal planning and budgeting process, as our management believes that operating results that exclude this expense provides a significant additional analytical view of our core operating results.

        The net loss for the first quarter of fiscal 2006 is $527,000 or $0.01 per basic and diluted share lower than disclosed in our earnings call and press release on October 20, 2005. We determined that the calculation of stock-based compensation expense did not appropriately reflect the effect of SFAS No. 123 (Accounting for Stock-based Compensation) for certain options granted prior to July 1, 2005. This reduced the amount of stock compensation expense for the quarter-end September 30, 2005.

Results of Operations

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

        Our revenue in the three-month periods ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

	Three Months Ended September 30,
	2005	2004	Change in Dollars	Change in Percent
Revenue
Royalties	$8,054	$6,721	$1,333	20%
Percentage of Total Revenue	67%	46%
Contract Revenue	3,889	7,885	(3,996)	(51%	)
Percentage of Total Revenue	33%	54%
Total Revenue	$11,943	$14,606	$(2,663)	(18%	)

        Total revenue decreased 18% for the first quarter of fiscal 2006 over the comparable period in fiscal 2005 due to a decrease in contract revenues offset in part by an increase in royalties. The increase in royalties in the first quarter was due to an increase of $724,000 in royalties from license agreements signed since our initial public offering (IPO) in June 1998 as customers under these agreements are shipping more products incorporating our technology as well as an increase of $610,000 in royalties from legacy agreements, which were signed prior to our IPO. Contract revenues decreased 51% primarily due to a decrease of $5.0 million in fees generated from new and existing license agreements for developed technology offset in part by an increase of $882,000 in fees generated from engineering services contracts for technology under development. The decrease in fees for developed technology was primarily due to a reduction in the number of new license agreements to a total of six, including one new license for the MIPS32 24K core family, in the first quarter of fiscal 2006 compared to nine new agreements in the first quarter of fiscal 2005, which included five new licenses for the MIPS32 24K core family. Licenses of our MIPS32 24K family generally provide a higher average license fee. Engineering service fees increased because we had more agreements in place for the development of products than in the prior period.

        Cost and Expenses. Our cost and expenses for the three-month periods ended September 30, 2005 and September 30, 2004 was as follows (in thousands):

	Three Months Ended September 30,
	2005	2004	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$9,528	$5,207	$4,321	83%
Sales and Marketing	$3,829	$3,045	$784	26%
General and Administrative	$2,853	$2,321	$532	23%

        Research and Development. Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, computer aided design tools, and stock-based compensation expense. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

        The increase in research and development expenses for the first quarter of fiscal 2006 over the comparable period in fiscal 2005 was primarily the result of the recognition of $4.0 million in stock-based compensation expense due to the adoption of SFAS No. 123R as well as an increase in salary expense of $545,000 due to an increase in headcount of 24 employees, including 5 employees from the September 2, 2005 acquisition of FS2. The stock-based compensation charge included within our research and development expense included a non-recurring charge of $3.3 million related to the options reinstated pursuant to the Denmark lawsuit settlement reached in September 2005.These expenses were offset in part by a decrease in bonus and profit sharing expense of $224,000 as we did not reach plan targets in the first fiscal quarter of fiscal 2006. Excluding the stock-based compensation expense related to the Denmark settlement, we expect our research and development expenses to increase at a more gradual pace during the remainder of fiscal 2006.

        Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

        Sales and marketing expenses for the first quarter of fiscal 2006 increased over the comparable period in fiscal 2005. The increase in sales and marketing expenses was primarily the result of the recognition of $470,000 in stock-based compensation expense due to the adoption of SFAS No. 123R as well as an increase in salary expense of $329,000 due to an increase in headcount of 12 employees including 4 from the FS2 acquisition and an increase of $110,000 in travel expense. These increases were offset in part by a decrease of $271,000 in commission and bonus expense due to lower commissions because of the decrease in contract revenue and lower bonus and profit sharing expense as we did not reach plan targets in the first quarter of fiscal 2006. We expect that our sales and marketing expenses will increase during the remainder of fiscal 2006 as we focus additional resources on expanding our market presence.

        General and Administrative. General and administrative expenses comprise salaries, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business and expenses related to compliance with the reporting and other requirements of a publicly traded company including directors and officers liability insurance, in addition to stock-based compensation expense.

        General and administrative expenses for the first quarter of fiscal 2006 increased over the comparable period in fiscal 2005. The increase in general and administrative expenses was primarily the result of the recognition of $380,000 in stock-based compensation expense due to the adoption of SFAS No. 123R, as well as an increase of $326,000 in accounting and audit fees related to our compliance with Sarbanes-Oxley. These increases were offset in part by a decrease in bonus and profit sharing expense of $237,000 as we did not reach plan targets in the first fiscal quarter of fiscal 2006. We expect that our general and administrative expenses will remain relatively constant over the next few quarters.

        Acquired In-process Research and Development. In September 2005 we completed the acquisition of FS2, a design services and development tools company, for cash consideration. We recorded a charge in the first quarter of fiscal 2006 of $570,000 for acquired in-process research and development expense upon completion of the acquisition because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

        Restructuring.        In September 2004, we entered into an agreement with the landlord of our Denmark design center facilities that we closed in fiscal 2003 and obtained a new tenant which allowed us to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

        Other Income, Net. Other income, net, for the first quarter of fiscal 2006 was $809,000 compared to $245,000 for the comparable period in fiscal 2005. The increase in other income was primarily due to an increase in interest income, due to higher interest rates.

        Income Taxes. We recorded an income tax benefit of $694,000 for the first quarter of fiscal 2006 due to our net loss benefited at an estimated annual effective tax rate of 21%, offset in part from a tax charge due to our inability to benefit from the in-process research and development charge related to the FS2 acquisition. The estimated annual effective tax rate of 21% in the first quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit, research and development credit and general business tax credit carryovers from prior years. We recorded an income tax provision of $880,000 for the first quarter of fiscal 2005. The estimated annual effective tax rate of 22% in the first quarter of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit and general business tax credit carryovers from prior years.

        The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. For example, the Internal Revenue Service (IRS) has completed its examination of our fiscal year 2002 federal income tax return and has issued a notice of proposed adjustment. We do not agree with the adjustments and have appealed the assessment. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these and other matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Financial Condition

        At September 30, 2005, we had cash, cash equivalents and short-term investments of $105.5 million and total working capital of $99.5 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the three months ended September 30, 2005 and 2004. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Three Months Ended September 30,
	2005	2004
Net cash provided by (used in) operating activities	$(2,228)	$664
Net income (loss)	(3,334)	3,121
Depreciation	382	490
Stock-based compensation	4,871	—
Acquired in-process research and development	570	—
Amortization of intangibles and deferred compensation	298	334
Accounts receivable	(645)	(762)
Prepaid expenses and other current assets	475	1,151
Other assets	(813)	126
Other current accrued liabilities	(290)	(3,297)
Income tax payable	(693)	576
Accrued compensation	(1,494)	(973)

Net cash used in investing activities	$(4,489)	$(4,972)
Net maturities (purchases) of short-term investments	138	(4,884)
Capital expenditures	(314)	(88)
Acquisition of FS2	(3,657)	—
Restricted cash	(656)	—

Net cash provided by financing activities	$699	$74
Net proceeds from issuance of common stock	738	74

Net decrease in cash and cash equivalents	$(6,035)	$(4,229)

        For the three-month period ended September 30, 2005, our operating activities used net cash of $2.2 million primarily reflecting our net loss offset by in-process research and development charges related to the FS2 acquisition, and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles and deferred compensation. In addition, cash was used by increases in accounts receivable due to new balances during the quarter and other assets due to an increase in the cash surrender value on life insurance policies. Also, cash was used by a decrease in accounts payable due to payment of our annual business insurance policy renewal of $913,000, a decrease in accrued compensation which included $1.0 million in executive bonus payments from our prior fiscal year, and a decrease of $693,000 in income taxes payable due to our tax benefit for the period. This was partially offset by cash generated from a decrease in prepaid expenses and other current assets due to collection of a non-trade receivable and $228,000 due to amortization of our business insurance policy along with an increase in long-term liabilities due to additional deferrals under our deferred compensation plan.

        For the three-month period ended September 30, 2004, our operating activities provided net cash of $664,000 primarily reflecting net income, depreciation and amortization of intangibles and deferred compensation. In addition, cash was generated by a decrease in prepaid expenses of $255,000 due to amortization of our business insurance policy, $291,000 related to amortization of our computer aided design time-based licenses and an increase of $880,000 in income taxes payable due to our tax provision for the period, partially offset by foreign withholding taxes on accounts receivable collections. This was partially offset by an increase in accounts receivable due to new balances during the quarter and decreases in other current accrued liabilities from payments under our restructuring plan for our Denmark facility lease termination of $1.9 million and accrued compensation due to $1.5 million in executive bonus payments.

        Net cash used in investing activities was $4.5 million for the three months ended September 30, 2005 which included cash used for the acquisition of FS2 of $3.7 million, and $656,000 for the establishment of an escrow account related to the acquisition, along with purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments. This compared to net cash used in investing activities of $5.0 million for the three months ended September 30, 2004 which included purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities

        Net cash provided by financing activities was $699,000 for the three months ended September 30, 2005 compared to $74,000 for the comparable period in the prior year. Net cash provided by financing activities during the three-month period ended September 30, 2005 and September 30, 2004 was attributable primarily to purchases under our employee stock plans.

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

      Contractual Obligations

        Our contractual obligations as of September 30, 2005 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,941	$1,497	$2,576	$868	—
Purchase obligations (2)	3,121	2,882	239	—	—
Other long-term liabilities reflected on our Balance Sheet under GAAP (3)	3,045	—	3,045	—	—

Total	$11,107	$4,379	$5,860	$868	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $965,000 since June 30, 2005 primarily due to a contract for a tools development project beginning in September 2005.

(3)	Long-term liability to employees under a deferred compensation plan accounts for $2.4 million of this amount. Distributions under this plan are elected by the employees. An escrow account of $656,000 which will be settled eighteen months from the acquisition date, represents an amount related to the FS2 acquisition completed in September 2005.

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

        Stock-Based Compensation. Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model input assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

        As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

        We currently estimate volatility by considering the implied volatility derived from publicly traded options to purchase our common stock and our historical stock volatility.

        The risk-free interest rate is the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the input to the Black-Scholes model.

        We estimate forfeitures using a weighted average historical forfeiture rate. Our estimates of forfeitures will be adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from their estimate.

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

        Factors that could cause our revenue and operating results to vary from quarter to quarter include:

•	our ability to identify attractive licensing opportunities and then enter in to new licensing agreements on terms that are acceptable to us;

•	our ability to successfully conclude licensing agreements of any significant value in a given quarter;

•	the financial terms and delivery schedules of our contractual arrangements with our licensees, which may provide for significant up-front payments, payments based on the achievement of certain milestones or extended payment terms;

•	the relative mix of contract revenue and royalties;

•	the demand for products that incorporate our technology;

•	our ability to develop, introduce and market new processor intellectual property;

•	the establishment or loss of licensing relationships with semiconductor companies or digital consumer and business product manufacturers;

•	the timing of new products and product enhancements by us and our competitors;

•	changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer and business product manufacturers; and

•	uncertain economic and market conditions.

        The success of our business depends on maintaining and growing our contract revenue. Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 5% in fiscal 2004 and increased 28% in fiscal 2005, but declined 51% in the first quarter of fiscal 2006 over the same quarter a year ago. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

        We may encounter difficulties with future acquisitions, which could harm our business. As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2006 as a result of our acquisition of First Silicon Solutions, Inc. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

        We are subject to litigation that could adversely affect our financial results. From time to time, we are subject to litigation and other legal claims incidental to our business. It is possible that we could suffer unfavorable outcomes from claims that are currently pending or that may arise in the future. Any such unfavorable outcome could materially adversely affect our financial condition or results of operations.

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

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired. In the first quarter of fiscal 2006, we acquired certain core and developed technologies and customer relationships and a tradename, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. We recorded additional research and development expense of $1.7 million in fiscal 2004 and $696,000 in fiscal 2003 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	There were no changes in our internal control over the financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        In September 2005, we reached a settlement with each of the 32 former Danish employees and the union that represented them. Pursuant to the settlement, each of the 32 former employees will retain a substantial portion of his or her options and relinquish claims to the balance of the options and any other claims regarding the options. As a result of the settlement, the Danish lawsuit was withdrawn in October 2005 and MIPS Technologies, Inc. withdrew the lawsuit filed on April 11, 2005 in the U.S. federal court (Northern District of California) against the terminated employees who had pending Danish claims against MIPS AG. As a result, MIPS Technologies, Inc. and MIPS AG no longer have any litigation pending with respect to this matter.

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

Dated: November 9, 2005