Form 10-Q
period 2006-03-31
MIPS TECHNOLOGIES INC
filed 2006-05-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large Accelerated Filer [ ] Accelerated Filer [X ] Non-accelerated Filer [ ]

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

        As of April 30, 2006, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,489,840.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2006	June 30, 2005
	(unaudited)
Current assets:
Cash and cash equivalents	$97,132	$91,686
Short-term investments	19,726	19,825
Accounts receivable, net	5,023	2,544
Prepaid expenses and other current assets	2,770	2,813

Total current assets	124,651	116,868

Equipment, furniture and property, net	3,345	2,899
Intangible assets, net	5,435	2,623
Other assets	7,457	5,156

	$140,888	$127,546

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$230	$1,346
Accrued liabilities	12,077	12,058
Deferred revenue	2,169	2,825

Total current liabilities	14,476	16,229
Long-term liabilities	3,402	2,938

	17,878	19,167

Stockholders' equity:
Common stock	43	42
Preferred stock	—	—
Additional paid-in capital	198,419	185,663
Accumulated other comprehensive income	446	464
Deferred compensation	—	(635)
Accumulated deficit	(75,898)	(77,155)

Total stockholders' equity	123,010	108,379

	$140,888	$127,546

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue:
Royalties	$9,334	$8,609	$26,318	$22,927
Contract revenue	8,163	8,186	19,497	24,008

Total revenue	17,497	16,795	45,815	46,935
Costs and expenses:
Research and development	7,071	5,772	22,788	16,059
Sales and marketing	4,799	3,899	13,724	10,639
General and administrative	3,195	2,910	9,281	7,476
Acquired in-process research and development	—	—	570	—
Restructuring	—	—	—	277

Total costs and expenses	15,065	12,581	46,363	34,451

Operating income (loss)	2,432	4,214	(548)	12,484
Other income, net	1,120	580	2,932	1,194

Income before income taxes	3,552	4,794	2,384	13,678
Provision for income taxes	1,327	788	1,089	3,009

Net income	$2,225	$4,006	$1,295	$10,669

Net income per basic share	$0.05	$0.10	$0.03	$0.26

Net income per diluted share	$0.05	$0.09	$0.03	$0.24

Shares used in computing net income per basic share	43,103	41,875	42,750	41,294

Shares used in computing net income per diluted share .	45,367	46,212	44,562	44,285

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2006	2005
Operating activities:
Net income	$1,295	$10,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,189	1,407
Stock-based compensation	8,860	—
Acquired in-process research and development	570	—
Amortization of intangibles and deferred compensation	921	1,016
Other non-cash charges	(552)	(161)
Changes in operating assets and liabilities:
Accounts receivable	(2,202)	(1,949)
Prepaid expenses and other current assets	130	1,890
Other assets	(1,283)	(871)
Accounts payable	(1,116)	(693)
Accrued compensation	(1,281)	(707)
Other current accrued liabilities	(211)	(2,235)
Income tax payable	658	1,552
Deferred revenue	(752)	(1,387)
Long-term liabilities	560	762

Net cash provided by operating activities	6,786	9,293
Investing activities:
Purchases of short-term investments	(39,315)	(39,563)
Maturities of short-term investments	40,000	35,085
Capital expenditures	(1,642)	(1,042)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	(3,657)	—
Investment in private company	(500)	—
Restricted cash	(668)	—

Net cash used in investing activities	(5,782)	(5,520)
Financing activities:
Net proceeds from issuance of common stock	4,543	4,752
Repurchase of stock	(39)	—

Net cash provided by financing activities	4,504	4,752
Effect of exchange rate on cash	(62)	15

Net increase in cash and cash equivalents	5,446	8,540
Cash and cash equivalents, beginning of period	91,686	78,335

Cash and cash equivalents, end of period	$97,132	$86,875

Supplemental disclosures of cash transaction:
Income taxes paid	$179	$1,048

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

        The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2005 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2005, included in our 2005 Annual Report on Form 10-K.

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

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs. However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services. If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee. These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement. The licensee is also obligated to pay us royalties following the sale by our licensee of products incorporating the licensed technology. We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design. Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

        Under our maintenance and support arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees.

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

        In the three-month period ended March 31, 2006, we decided to sell a property, consisting of land and building, in our UK subsidiary. We expect a sale to be completed within twelve months so the asset is classified as held-for-sale. The carrying value of the asset is approximately $700,000. No gain or loss has been recognized in the statement of operations to date. We believe the sales price, net of anticipated selling costs, will exceed the carrying value of the asset.

        Stock-Based Compensation. Prior to July 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148). As a result, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant and no expense was recognized in connection with purchases under our employee stock purchase plan in the three-month and nine-month periods ended March 31, 2005. In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. Subsequent to the effective date, the pro forma disclosures previously permitted under SFAS No. 123 are no longer an alternative to financial statement recognition. Effective July 1, 2005, we have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the three-month and nine-month periods ended March 31, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. Pro forma results for prior periods have not been restated. As a result of adopting SFAS No. 123R on July 1, 2005, our net income before taxes and net income is $1.8 million and $2.5 million lower for the three-month period ended March 31, 2006 and $8.7 million and $8.1 million lower for the nine-month period ended March 31, 2006 than had we continued to account for stock-based employee compensation under APB No. 25. Basic and diluted net income per share would have been $0.11 and $0.10 for the three-month and $0.24 and 0.23 for the nine-month period ended March 31, 2006 had we not adopted SFAS No. 123R, compared to reported basic and diluted net income per share of $0.05 for the three-month period ended March 31, 2006 and a basic and diluted net income per share of $0.03 for the nine-month period ended March 31, 2006. The adoption of SFAS No. 123R had no impact on cash flows from operations or financing.

        The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the three-month and nine-month periods ended March 31, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2005 (1)	2005 (1)
Net income, as reported	$4,006	$10,669
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects	207	601
Deduct: Total stock-based employee compensation expense determined
under fair value method, net of tax related effects	4,643	13,900

Pro forma net loss	$(430)	$(2,630)

Basic net income (loss) per share:
As reported	$0.10	$0.26

Pro forma	$(0.01)	$(0.06)

Diluted net income (loss) per share:
As reported	$0.09	$0.24

Pro forma	$(0.01)	$(0.06)

    (1)        During the preparation of footnotes to the condensed consolidated financial statements for our quarterly filings during fiscal year 2006, we determined that the calculation of our net loss — pro forma reported under SFAS No. 123 for fiscal year 2005, as reported in that year, did not appropriately reflect the effect of SFAS No. 123 for certain options granted prior to July 1, 2005. Accordingly, the amount of net loss — pro forma reported under SFAS No. 123 for the three-month and nine-month periods ended March 31, 2005 presented in the table above has been revised, resulting in an decrease in the previously reported amount of pro forma net income of $561,000 or $0.01 per basic and diluted share for the three-month period ended March 31, 2005 and an increase in the previously reported amount of proforma net loss of $1.9 million or $0.04 per basic and diluted share for the nine-month period ended March 31, 2005. This revision had no effect on our previously reported condensed consolidated results of operations or financial condition.

        The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

        Note that the above pro forma disclosure was not presented for the three-month and nine-month periods ended March 31, 2006 because stock-based employee compensation has been accounted for using the fair value recognition method under SFAS No. 123R for these periods.

        The following table shows total stock-based employee compensation expense (see Note 9 for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month and nine-month periods ended March 31, 2006 (in thousands):

	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2006
Costs and expenses:
Research and development	$686	$5,457
Sales and marketing	448	1,465
General and administrative	619	1,775

Total stock-based compensation expense	$1,753	$8,697

        There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no material recognized tax benefits during the first nine months of fiscal 2006.

        For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $26,000 and $164,000 for the three-month and nine-month periods ended March 31, 2006 and $207,000 and $601,000 for the three-month and nine-month periods ended March 31, 2005.

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

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Numerator:
Net income	$2,225	$4,006	$1,295	$10,669

Denominator:
Weighted-average shares of common stock outstanding	43,208	42,208	42,860	41,627
Less: Weighted-average shares subject to repurchase	(105)	(333)	(110)	(333)

Shares used in computing net income per basic share	43,103	41,875	42,750	41,294

Effect of dilutive securities-employee stock options and shares subject to repurchase	2,264	4,337	1,812	2,991
Shares used in computing net income per diluted share	45,367	46,212	44,562	44,285

Net income per basic share	$0.05	$0.10	$0.03	$0.26

Net income per diluted share	$0.05	$0.09	$0.03	$0.24

Potentially dilutive securities excluded from net income per diluted share
because they are anti-dilutive	7,930	1,995	8,072	4,601

Note 3.   Comprehensive Income (Loss)

        Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the third quarter and the first nine months of fiscal 2006 was $2.3 million and $1.3 million compared to total comprehensive income of $4.0 million and $10.9 million for the comparable periods in the prior year.

Note 4.   Investment and Acquisition

        On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2‘s products and services will provide value to our customer base by improving de-bugging capability and accelerating time to market of their products. We acquired all of the outstanding FS2 stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash. We did not assume any of the options of FS2. An escrow account holds 15% of the initial cash consideration to cover claims we may have under the merger agreement for a minimum of 18 months. We may become obligated to pay an additional amount of up to $4.0 million in contingent payments over a three-year period following the acquisition date. The contingent payments are based upon annual revenue and project completion milestones, and any such payments will be additional purchase consideration and will be recorded as goodwill.

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

Note 5.   Purchased Intangible Assets

        All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of March 31, 2006 and June 30, 2005 (in thousands):

	March 31, 2006			June 30, 2005
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(2,509)	$3,553	$4,262	$(1,887)	$2,375
Customer relationships	1,310	(128)	1,182	—	—	—
Tradename	110	(21)	89	—	—	—

Purchased intangible assets	$7,482	$(2,658)	$4,824	$4,262	$(1,887)	$2,375

        The increase of $1.8 million in developed and core technology, $1.3 million in customer relationships, and $110,000 in tradename assets related to the acquisition of FS2 in September 2005 as discussed in Note 4.

        The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is approximately $291,000, $1,164,000, $1,164,000, $919,000 and $690,000 for the remaining nine months of fiscal 2006 and for fiscal years 2007, 2008, 2009 and 2010 respectively, and approximately $493,000 for years following fiscal 2010. Amortization expense for purchased intangible assets was $291,000 in the third quarter of fiscal 2006 and $771,000 for the first nine months of fiscal 2006 compared to $137,000 and $416,000 for the comparable periods of fiscal 2005.

        Goodwill, as of March 31, 2006 and June 30, 2005 was (in thousands):

	March 31, 2006	June 30, 2005
Goodwill	$611	$248

        The increase in the carrying amount of goodwill was due to the purchase of FS2 in September 2005 as discussed in Note 4 and includes the initial purchase consideration of $263,000 as well as additional contingent consideration earned of $100,000 in the second quarter of fiscal 2006.

Note 6.   Restructuring Charge

        The restructuring charge in the first nine months of fiscal 2005 of $277,000 relates to exiting a facility lease.

Note 7.   Interest Income

        Interest income reported under Other income, net was $980,000 and $2.5 million for the three-month and nine-month periods ended March 31, 2006 compared to $575,000 and $1.3 million in the comparable periods of fiscal 2005.

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

Note 9.   Stock-Based Compensation

        1998 Long-Term Incentive Plan. The 1998 Long-Term Incentive Plan (the “1998 Plan”) was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. In July 2005, the board of directors amended the award documents for the stock options granted under the 1998 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock options grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005, vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005, the number of shares available for issuance increased by approximately 1.7 million shares and on July 1, 2004, the number of shares available for issuance increased by approximately 1.6 million shares, for a total of approximately 17.6 million shares of common stock reserved under the 1998 Plan. At March 31, 2006, 2,517,560 shares were available for future awards under the 1998 Plan.

        Directors’ Stock Option Plan. The Directors’ Stock Option Plan (the “Director Plan”) was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director’s election or appointment to the Board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002, such that, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2005, the number of shares available for issuance increased by 90,000 shares and on July 1, 2004, the number of shares available for issuance increased by 50,000 shares, for a total of 960,000 shares of common stock reserved under the Director Plan. As of March 31, 2006, 410,000 shares were available for future awards under the Director Plan.

        Employee Stock Purchase Plan. The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, as amended in January 2000 and September 2005 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after September 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005, the number of shares available for issuance increased by approximately 224,000 shares and on July 1, 2004, the number of shares available for issuance increase by approximately 218,000 shares, for a total of approximately 2.0 million shares of common stock reserved under the Purchase Plan. At March 31, 2006, 1,955,875 shares had been issued under the Purchase Plan and 78,865 shares were reserved for future issuance.

        2002 Non-Qualified Stock Option Plan. Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. In July 2005, the board of directors amended the award documents for the stock options granted under the 2002 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants awarded prior to July 2005 generally vest over a 50-month period with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At March 31, 2006, 100,974 shares were available for future awards under the 2002 Plan.

        Supplemental Stock Purchase Plan. The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after October 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s and consultant’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At March 31, 2006, 31,602 shares had been issued under the Supplemental Purchase Plan and 28,398 shares were reserved for future issuance.

        As of March 31, 2006, total shares reserved for future awards under all plans were 3,135,797.

        Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	11,497,628	$7.37
Options granted	2,967,365	$7.60
Options exercised	(775,198)	$4.95		$2,461
Options forfeited	(630,756)	$5.46
Options expired	(180,363)	$17.56

Outstanding at March 31, 2006	12,878,676	$7.51	6.41	$18,941

Exercisable at March 31, 2006	8,170,347	$8.46	5.92	$9,953

        Nonvested share activity under our Stock Options Plans for the nine-month period ended March 31, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2005	160,000	$4.67
Vested	(40,000)	$4.67
Cancelled	(30,000)	$4.52

Nonvested balance at March 31, 2006	90,000	$4.72

        As of March 31, 2006, $336,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.4 years. The total fair value of shares vested during the nine-month period ended March 31, 2006 was $276,000.

        Grant Date Fair Values. The weighted average estimated fair value of our employee stock options granted at grant date market prices was $5.00 and $4.63 per share during the third quarter and first nine months of fiscal 2006 and $7.40 and $4.31 per share during the third quarter and first nine months of fiscal 2005. The weighted average estimated fair value of shares granted under our employee stock purchase plans was $1.84 per share during the second quarter of fiscal 2006 and $3.12 per share during the second quarter of fiscal 2005. There were no shares granted under our employee stock purchase plans during the first and third quarters of fiscal 2006 or 2005. Included in the condensed consolidated statement of operations for the three-month and nine-month periods ended March 31, 2006 is $74,000 and $294,000 in stock-based compensation expense related to the amortization of options granted under our Employee Stock Purchase and Supplemental Stock Purchase Plans.

        The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. In fiscal 2006, we refined the method of estimating the volatility of our common stock which we believe provides a more reasonable forecast. For stock options, we estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Prior to the nine months ended March 31, 2006, we estimated volatility and the expected life based solely on historical activity. The change in our assumptions did not have a significant impact on the fair value of our stock options granted during the first nine months of fiscal 2006. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Nine Months Ended March 31,		Employee Stock Purchase Plan Nine Months Ended March 31,
	2006	2005	2006	2005
Expected life (in years)	4.2 - 5.0	4.5	.5	1.0
Risk-free interest rate	4.01% - 4.84%	3.72% - 3.90%	4.37%	2.34%
Expected volatility	.70 - .78	.91 - .93	.63	.54
Dividend yield	0.00%	0.00%	0.00%	0.00%

Note 10.   Income Taxes

        We recorded an income tax provision of $1.3 million for the three-month period ended March 31, 2006 and $788,000 for the comparable period in fiscal 2005. For the nine-month period ended March 31, 2006, we recorded an income tax provision of $1.1 million and $3.0 million for the comparable period in fiscal 2005.

        Our estimated annual effective income tax rate of 36% for fiscal 2006 primarily consists of the US federal statutory tax rate increased by the tax impact of the adoption of FAS123R at the beginning of the fiscal year partially offset by the availability of some foreign tax credit, research and development credit and general business tax credit carryovers from prior years that have not been previously benefited. The tax rate of 37% for the three-month period ended March 31, 2006 and 46% for the nine-month period ended March 31, 2006 differs from the estimated annual effective tax rate of 36% due to discrete items recorded during the periods including, primarily, the in-process research and development expense related to the FS2 acquisition in the first quarter. The income tax rate of 16% recorded for the three-month period ended March 31, 2005, reflects a change from the prior quarter end in our estimated annual effective tax rate from 25% to 22% due to certain adjustments recorded as part of our international tax restructuring activities in our Swiss subsidiary during the period. The estimated annual effective tax rate of 22% in the first nine months of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit, general business tax credit and net operating loss carryovers from prior years.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include our expectations of increased royalties, the impact on future operating results of the FS2 acquisition, as well as expectations for future levels of operating and other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Risk Factors,” and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

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

        Revenue in the third quarter of fiscal 2006 increased 4% over the comparable period in fiscal 2005 and 7% sequentially. Contract revenue was flat with the comparable period in fiscal 2005 and increased 10% sequentially. Of the four new license agreement signed during the quarter, three were for the MIPS32 24K core family and one was for the MIPS32 4K core family. Royalty revenues increased 8% over the comparable period in fiscal 2005 and 5% sequentially due to increases in royalties from post IPO agreements. Unit shipments reported to us increased by approximately 55% over the comparable period in fiscal 2005, but the average per unit royalty declined by 25%. We expect royalty revenue to decrease slightly in the upcoming quarter due to seasonal trends that impact the sales of certain products incorporating our technology.

        Operating expense in the third quarter of fiscal 2006 increased $2.5 million over the comparable period in fiscal 2005 primarily due to $1.8 million in non-cash stock-based compensation expense as a result of the adoption of SFAS No. 123R beginning on July 1, 2005. Additionally, there was increased spending on marketing programs and employee costs due to additional staffing which was partially offset by a decrease in bonus and profit sharing expense.

        Net income before income tax for the third quarter of fiscal 2006 was $3.6 million, which includes the above mentioned stock-based compensation expense, compared to $4.8 million for the comparable period in fiscal 2005, which did not include any stock-based compensation expense.

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

        Our revenue in the three-month and nine-month periods ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent	2006	2005	Change in Dollars	Change in Percent
Revenue
Royalties	$9,334	$8,609	$725	8%	$26,318	$22,927	$3,391	15%
Percentage of Total Revenue	53%	51%			57%	49%
Contract Revenue	$8,163	$8,186	$(23)	0%	$19,497	$24,008	$(4,511)	(19%	)
Percentage of Total Revenue	47%	49%			43%	51%
Total Revenue	$17,497	$16,795	$702	4%	$45,815	$46,935	$(1,120)	(2%	)

        The increase in revenue for the third quarter of fiscal 2006 over the comparable period in fiscal 2005 was due to an increase in royalties from post-IPO agreements of $649,000 offset in part by a decrease in royalties from pre-IPO agreements of $244,000. The increase was also partially attributed to an increase by $320,000 in royalty revenue recorded in the third quarter of fiscal 2006 as a result of a royalty audit of one of our licensees in which we determined that there had been an under reporting of royalties to us. Contact revenue for the third quarter of fiscal 2006 was flat with the comparable period in fiscal 2005.

        The decrease in revenue for the first nine months of fiscal 2006 over the comparable period in fiscal 2005 was due to a 19% decline in contract revenue offset in part by a 15% increase in royalties. The decrease in contract revenue was primarily due to a decrease in fees generated from new and existing license agreements for developed technology of $5.7 million driven by a decline in revenue from MIPS32 24K core family revenue of $3.8 million and MIPS 4K core family revenue of $4.0 million offset in part by an increase in the recently launched MIPS32 34K core family of $2.9 million. The decrease in fees for developed technology was primarily due to the completion of 16 new license agreements including only seven agreements for the MIPS 24K core family during the first nine months of fiscal 2006 compared to 33 agreements including twelve agreements for the MIPS 24K core family completed in the comparable period of fiscal 2005. Agreements for the 24K core family generally provide for higher average license fees than agreements for the MIPS 4K core family. This decrease was offset in part by an increase of $1.2M in maintenance, support and FS2 revenue. Contract revenue generated from engineering services contracts for technology under development during the first nine months of fiscal 2006 was consistent with the comparable period in fiscal 2005. The increase in royalties was due to an increase in royalties from both the pre- and post-IPO agreements.

        Cost and Expenses. Our cost and expenses for the three-month and nine-month periods ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,				Nine Months Ended March 31,
	2006	2005	Change in Dollars	Change in Percent	2006	2005	Change in Dollars	Change in Percent
Cost and Expenses
Research and Development	$7,071	$5,772	$1,299	23%	$22,788	$16,059	$6,729	42%
Sales and Marketing	$4,799	$3,899	$900	23%	$13,724	$10,639	$3,085	29%
General and Administrative	$3,195	$2,910	$285	10%	$9,281	$7,476	$1,805	24%

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

        The increase in research and development expenses for the third quarter of fiscal 2006 over the comparable period in fiscal 2005 was primarily the result of the recognition of $686,000 in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. In addition, salary expense increased by $421,000 due to an increase in headcount of 14 employees, including six employees from the September 2, 2005 acquisition of FS2, and amortization expense increased by $308,000 due to an increase in our computer-aided design tool asset base to support our increased headcount and our development center in China, which was opened in the third fiscal quarter of 2005, and the intangible assets acquired in the FS2 purchase. These increases were offset in part by a decrease in bonus and profit sharing expense of $482,000 as we did not reach plan targets in the third quarter of fiscal 2006.

        The increase in research and development expenses for the first nine months of fiscal 2006 over the comparable period in fiscal 2005 was primarily the result of the recognition of $5.5 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. The stock-based compensation charge included a non-recurring charge of $3.3 million related to the options reinstated pursuant to the Denmark lawsuit settlement reached in September 2005. In addition, salary expense increased by $1.5 million due to an increase in headcount of 14 employees, including the FS2 employees, and amortization expense increased by $695,000 due to an increase in our computer-aided design tool asset base to support our increased headcount and our development center in China, and the intangible assets acquired in the FS2 purchase. These increases were offset in part by a decrease in bonus and profit sharing expense of $1.2 million as we did not reach plan targets in the first nine months of fiscal 2006.

        Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

        The increase in sales and marketing expenses for the third quarter of fiscal 2006 over the comparable period in fiscal 2005 was primarily the result of the recognition of $448,000 in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005 as well as an increase of $556,000 primarily due to the completion of certain project milestones during the period related to various on-going third party marketing projects. In addition, there was an increase of $113,000 in amortization expense related to FS2 intangible assets and other assets. These increases were offset in part by a decrease in bonus and profit sharing expense of $329,000 as we did not reach plan targets in the third quarter of fiscal 2006.

        The increase in sales and marketing expenses for the first nine months of fiscal 2006 over the comparable period in the prior year was primarily the result of the recognition of $1.5 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005 as well as an increase in salary expense of $728,000 due to an increase in headcount of 7 employees. There was also an increase of $796,000 primarily due to the completion of certain project milestones during the period related to various on-going third party marketing projects and an increase of $472,000 for the purchase of evaluation boards and amortization expense related to FS2 intangible assets and other assets. These increases were partially offset by a decrease in commission and bonus expense of $707,000 as a result of decreased commission due to lower contract revenue and decreased bonus and profit sharing expense as we did not reach plan targets in the first nine months of fiscal 2006.

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

        The increase in general and administrative expenses for the third quarter of fiscal 2006 over the comparable period in fiscal 2005 was primarily the result of the recognition of $619,000 in stock-based compensation expense due to the adoption of SFAS No. 123R. This increase was partially offset by a decrease in outside services expense of $295,000 primarily due to lower audit fees as certain compliance test work which was completed in the third quarter of fiscal 2005 will be completed in the fourth quarter in fiscal 2006.

        The increase in general and administrative expenses in the first nine months of fiscal 2006 was primarily the result of the recognition of $1.8 million in stock-based compensation expense due to the adoption of SFAS No. 123R, as well as an increase in legal, accounting and audit fees of $404,000 as a result of our compliance with Sarbanes-Oxley, the implementation of SFAS No. 123R, the acquisition of FS2 and increased international activity. These increases were partially offset by a decrease in bonus and profit sharing expense of $538,000, as we did not reach plan targets in the first nine months of fiscal 2006.

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

        Restructuring Charge. In September 2004, we entered into an agreement with the landlord of our Denmark design center facilities that we closed in fiscal 2003 and obtained a new tenant which allowed us to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge in the first quarter of fiscal 2005 of $277,000.

        Other Income, Net. Other income, net, for the third quarter of fiscal 2006 was $1.1 million and for the first nine months of fiscal 2006 was $2.9 million compared to $580,000 and $1.2 million for the comparable periods in fiscal 2005. The increase in other income was primarily due to an increase in interest and investment income.

        Income Taxes. We recorded an income tax provision of $1.3 million for the three-month period ended March 31, 2006 and $788,000 for the comparable period in fiscal 2005. For the nine-month period ended March 31, 2006, we recorded an income tax provision of $1.1 million and $3.0 million for the comparable period in fiscal 2005.

        Our estimated annual effective income tax rate of 36% for fiscal 2006 primarily consists of the US federal statutory tax rate increased by the tax impact of the adoption of FAS123R at the beginning of the fiscal year partially offset by the availability of some foreign tax credit, research and development credit and general business tax credit carryovers from prior years that have not been previously benefited. The tax rate of 37% for the three-month period ended March 31, 2006 and 46% for the nine-month period ended March 31, 2006 differs from the estimated annual effective tax rate of 36% due to discrete items recorded during the periods including, primarily, the in-process research and development expense related to the FS2 acquisition in the first quarter. The income tax rate of 16% recorded for the three-month period ended March 31, 2005, reflects a change from the prior quarter end in our estimated annual effective tax rate from 25% to 22% due to certain adjustments recorded as part of our international tax restructuring activities in our Swiss subsidiary during the period. The estimated annual effective tax rate of 22% in the first nine months of fiscal 2005 is lower than the applicable statutory rate primarily due to the availability of foreign tax credit, general business tax credit and net operating loss carryovers from prior years.

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

Financial Condition

        At March 31, 2006, we had cash, cash equivalents and short-term investments of $117 million and total working capital of $110 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer-aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the nine months ended March 31, 2006 and 2005. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Nine Months Ended March 31,
	2006	2005
Net cash provided by operating activities	$6,786	$9,293
Net income	1,295	10,669
Depreciation	1,189	1,407
Stock-based compensation	8,860	—
Acquired in-process research and development	570	—
Amortization of intangibles and deferred compensation	921	1,016
Accounts receivable	(2,202)	(1,949)
Prepaid expenses and other current assets	130	1,890
Other assets	(1,283)	(871)
Other current accrued liabilities	(211)	(2,235)
Income tax payable	658	1,552
Accrued compensation	(1,281)	(707)

Net cash used in investing activities	$(5,782)	$(5,520)
Net maturities (purchases) of short-term investments	685	(4,478)
Capital expenditures	(1,642)	(1,042)
Acquisition of FS2, net of cash acquired	(3,657)	—
Restricted cash	(668)	—
Investment in private company	(500)	—

Net cash provided by financing activities	$4,504	$4,752
Net proceeds from issuance of common stock	4,543	4,752

Net increase in cash and cash equivalents	$5,446	$8,540

        For the nine-month period ended March 31, 2006, our operating activities provided net cash of $6.8 million primarily reflecting our net income and adjustments for in-process research and development charges related to the FS2 acquisition and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles and deferred compensation. In addition, cash was generated by an increase in income taxes payable due to tax payment provisions for the period. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter, an increase in other assets primarily due to prepaid royalties of $700,000 and an increase in the cash surrender value on life insurance policies of $631,000, and a decrease in accrued compensation which included $1.0 million in executive bonus payments from our prior fiscal year,

        For the nine-month period ended March 31, 2005, our operating activities provided net cash of $9.3 million primarily reflecting net income and non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated by a decrease in prepaid expenses due to amortization of our business insurance policy of $767,000 and amortization of our computer-aided design licenses of $1.2 million. Furthermore, income taxes payable increased due to our tax provision of $3.0 million for the period, which was partially offset by tax payments made and foreign withholding taxes on accounts receivable collections. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter and a decrease in accrued compensation and other current accrued liabilities. This decrease was primarily from payments under our restructuring plan for our Denmark facility lease termination of $1.9 million, along with a decrease in accrued compensation related to $1.5 million in executive bonus payments.

        Net cash used in investing activities was $5.8 million for the nine months ended March 31, 2006 which included cash used for the acquisition of FS2 of $3.7 million, $668,000 for the establishment of an escrow account related to the acquisition, and an investment of $500,000 in a private company, along with purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments. This compared to net cash used in investing activities of $5.5 million for the nine months ended March 31, 2005, which included net purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities.

        Net cash provided by financing activities was $4.5 million for the nine months ended March 31, 2006 compared to net cash provided of $4.8 million for the comparable period in the prior year. Net cash provided by financing activities during the nine-month period ended March 31, 2006 and March 31, 2005 was primarily attributable to purchases under our employee stock plans.

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

Contractual Obligations

        Our contractual obligations as of March 31, 2006 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,635	$1,622	$2,700	$313	—
Purchase obligations (2)	2,629	2,390	239	—	—
Other short-term liabilities (3)	668	668	—	—	—
Other long-term liabilities reflected on our Balance Sheet (4)	2,021	—	2,021	—	—

Total	$9,953	$4,680	$4,960	$313	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	These are primarily outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $1.1 million since June 30, 2005 primarily due to a contract for a tools development project that began September 2005.

(3)	Amount represents an escrow account, which will be settled eighteen months from the acquisition date, related to the FS2 acquisition completed in September 2005.

(4)	Long-term liability to employees under a deferred compensation plan. The employees elect distributions under this plan.

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

        Revenue Recognition. Our revenue consists of royalties and contract revenue earned under contracts with our licensees. Although the precise terms of our contracts vary, they typically provide for technology license fees for currently available technology or engineering service fees for technology under development, and include maintenance and support fees and royalties.

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

        Impairment of Long-Lived Assets. We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. For example, research and development expense included nothing in fiscal 2005 and $1.7 million in fiscal 2004 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

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

        As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

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

        The success of our business depends on maintaining and growing our contract revenue. Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 5% in fiscal 2004 and increased 28% in fiscal 2005, but declined 19% during the first nine months of fiscal 2006 over the same period a year ago. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

        We depend on design wins to expand our revenue base. Our ability to generate royalties is uncertain and depends in large part on whether our processors and related designs are selected by our licensees and their customers for design, which we refer to as design wins, into a broader range of both digital consumer and business products. Our ability to achieve design wins is subject to several risks and uncertainties, including:

•	the potentially limited opportunities for design wins with respect to certain digital consumer products, such as video game products or digital television set top boxes, due to a limited number of product manufacturers and the length of product life cycles;

•	the performance, functionality, price and power characteristics of our designs may not satisfy those that are critical to specific digital consumer and business product applications; and

•	our failure to identify and respond in a timely manner to trends and emerging markets for embedded processors.

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

        We rely on our customers to correctly report to us the number or dollar value of products incorporating our technology that they have sold, as these sales are the basis for the royalty payments that they make to us. We have the right under our licensing agreements to perform a royalty audit of the customer’s sales so that we can verify the accuracy of their reporting, and if we determine that there has been an over-reported or under-reported amount of royalty, we account for the results when they are identified. By way of an example, we determined in the second quarter of fiscal 2005, as a result of an audit, that one of our customers had inadvertently reported a higher level of royalty than had actually occurred, and we accrued for this event as an offset against revenue in the quarter.

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

        We may be subject to claims of infringement. We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with use of our technology. For example, Technology Properties Limited, Inc. filed a lawsuit in October 2005 against some of our licensees based upon the alleged infringement of certain microprocessor-related patents. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms to us or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

        We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired. In the first quarter of fiscal 2006, we acquired certain core and developed technologies and customer relationships and a tradename, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. We recorded additional research and development expense of $1.7 million in fiscal 2004 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

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

ITEM 4.    CONTROLS AND PROCEDURES

(a.)	The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures were effective for this purpose.

(b.)	There were no changes in our internal control over the financial reporting that occurred during the third quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

ITEMS 1, 1A, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
a Delaware corporation

By: /s/ MERVIN S. KATO
Mervin S. Kato
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: May 8, 2006