Form 10-K
period 2006-06-30
MIPS TECHNOLOGIES INC
filed 2007-07-02
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24487

MIPS Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0322161
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

1225 CHARLESTON ROAD, MOUNTAIN VIEW, CA 94043-1353

(Address of Principal Executive Offices) (Zip Code)

Registrants’ telephone number, including area code: (650) 567-5000

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common stock, $.001 Par Value Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer in Rule 12-b2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2005) was approximately $177.7 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,595,452.

Explanatory Note

Options Investigation.    On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and that the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices from the time of our initial public offering on July 1, 1998 through June 2006 (“Review Period”). On October 25, 2006, we filed with the SEC a Form 8-K under Item 4.02 (Non-reliance on Previously Issued Financial Statements or a Related Audit) and announced that though the investigation by the Special Committee remained on-going, the Special Committee had reached a determination that different measurement dates should have been used for computing compensation costs for certain stock options grants than those used in the preparation of our historical financial statements. The Special Committee had not yet completed its investigation to allow for the final determination of the proper measurement dates, and therefore, we had not determined the amount of additional compensation expense that would be recorded. Nonetheless, we had determined that our financial statements included in reports that we had previously filed with the SEC would need to be restated, and that such financial statements, and our earnings releases reporting periodic operating results and financial condition for such periods, should no longer be relied upon. On January 24, 2007, we announced that the Special Committee had completed its investigation into the company’s stock option practices.

As a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes and pro forma disclosure purposes for certain stock option grants made in the Review Period. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects of $32.0 million, net of forfeitures related to employment terminations, during the Review Period with regard to past stock option grants, and we are restating previously filed financial statements for fiscal years ended June 30, 2005 and June 30, 2004 in this Form 10-K. The additional stock-based compensation expense is being amortized over the vesting period relating to each option, typically 48 to 50 months, with approximately 99% of the expense being recorded in years prior to fiscal 2004. For fiscal 2006, 2005 and 2004 these adjustments, after tax, were an increase to net income of $186,000, a decrease to net income of $149,000 and an increase to net loss of $317,000, respectively. The adjustments did not affect MIPS’ previously reported revenue, cash, cash equivalents and marketable investment balances in any of the restated periods. We have also made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) Correction of an error in the calculation of the fair value of the options which were the subject of a settlement in the first quarter of fiscal 2006 with certain former employees in Denmark. The market value of MIPS common stock on the original grant date was erroneously used instead of the market value of MIPS common stock on the reinstatement date in determining the fair value of the reinstated options under the Black-Scholes valuation model. The impact of the adjustment was an increase of $2.1 million in income before taxes for fiscal 2006; (2) Recording realized accumulated translation gain upon closure of our branch in Denmark in fiscal 2005. The impact of the adjustment was an increase of $280,000 in income before taxes for fiscal 2005; (3) Correction of errors in calculating accretion of interest on certain debt securities. The impact of this adjustment was an increase in income before taxes of $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and a decrease in income before taxes of $45,000 in the nine months ended March 31, 2006; (4) Correction of errors in the computation of available federal and state research and development income tax credits in estimating our income tax provision expense. This adjustment impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) Correction of errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

Restatement of Financial Information.    In this Form 10-K, we are restating our Consolidated Balance Sheet as of June 30, 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended June 30, 2005 and June 30, 2004.

This Form 10-K also reflects the restatements of “Selected Consolidated Financial Data” in Item 6 for the fiscal years ended June 30, 2005, 2004, 2003 and 2002, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the fiscal years ended June 30, 2005 and June 30, 2004 and selected quarterly financial information in Item 8 for the fiscal year ended June 30, 2005 and for the first three quarters of fiscal 2006.

The financial statement and selected quarterly information, “Selected Consolidated Financial Data,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in previously filed Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q affected by the restatements have not been amended and should not be relied upon. Similarly, press releases setting forth selected financial information for fiscal quarters, and year-to-date periods, ending on or before June 30, 2006 should not be relied upon. Our restated interim financial statements for the quarterly and year-to-date periods ended September 30, 2005, December 31, 2005 and March 31, 2006 will be included in our quarterly reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

PART 1

Item 1.	Business

General

MIPS Technologies, Inc. is a leading developer of embedded processors and related intellectual property for use in markets such as digital consumer, wired and wireless communications (including broadband access), office automation, security, and automotive. For more than twenty years, MIPS has developed and licensed a wide range of reduced instruction set computers, or “RISC” processor architectures and cores. The flexibility, performance, and cost of these architectures and cores have resulted in broad usage, and a broad base of suppliers have designed their products, usually software or tools, to operate with our MIPS architecture products. MIPS is the hub of an environment – what we call an “ecosystem” – that includes these suppliers, together with our semiconductor licensees and their system level customers. This ecosystem has been responsible for mutually reinforcing innovations across a broad spectrum of markets and applications.

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

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions, or ASEs, core designs and other related intellectual property to semiconductor companies and system original equipment manufacturers, or system OEMs. Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 180 license agreements with more than 110 companies around the world offering more than 850 processor-based chips for the embedded market.

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

Embedded processor systems are broadly defined as microcontrollers, processors and cores plus related software and hardware incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today the market for these embedded processors is much larger than the personal computer market in terms of processor units. A very large portion of this market consists of 4-bit, 8-bit and 16-bit microcontrollers embedded primarily into low-cost, consumer products such as home appliances, fax machines, printers, telephone answering machines and automobile systems. Although microcontrollers are adequate for many applications, their limited performance often limits the feature set or functionality of the product, and they often require sophisticated and time consuming programming from expert programmers to achieve the product needs. Until the mid-1990’s the use of higher performance 32-bit and 64-bit processors was limited to higher-cost, low-volume applications such as telecommunications switching equipment and data networking routers. As costs of 32-bit and 64-bit processors have come down, it is often economically feasible to employ these processors in products previously using a lower-end solution. Examples of this migration are video games in the mid-1990’s and cellular phones in the late 1990’s. The use of these advanced processors provides a material advantage to the system builder, and the market for 32-bit and 64-bit processors has grown from a few millions of units in the mid-1990’s to in excess of two and one-half billion units today.

Digital consumer and business products that incorporate low-power and high-performance processors and software can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include set-top boxes, digital video disks, broadband access devices such as cable and digital subscriber lines, or DSL, modems, VoIP enabled devices, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and home and office printers and multi-function peripherals. To meet the demands of the digital consumer and business products market, system OEMs rely on semiconductor companies to design and deliver critical components within rigorous price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own intellectual property with that of third-party suppliers, such as MIPS, in the form of processor cores and other functional blocks.

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

Some of the companies that form the MIPS ecosystem, including Green Hills Software, Monta Vista Software and Wind River Systems, provide more than 150 products in support of the MIPS architecture. Popular operating systems compatible with our architecture include Cisco’s IOS, Express Logic’s ThreadX, Mentor Graphics’ Nucleus, Microsoft’s Windows CE.NET, Linux, and Wind River’s VxWorks. This broad range of third-party support allows system OEMs to save cost and shorten the time required to design the MIPS processor technology in their products and get to market more quickly.

Customers and Channels

We have over 110 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS processor architecture, processors, and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS compatible cores and implementation licensees that license processor core implementations from MIPS which they normally insert directly into their own integrated circuits containing other elements of their system. Our implementation licensees may license either or both synthesizable, or “soft” cores or cores ported to a specific manufacturing process, or “hard” cores. Many architectural licensees license our core implementations to serve multiple needs in their product lines.

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

We reach our customers through different channels, consisting of:

Direct Sales.    We have an internal sales force, which calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical assistance to our customers and potential customers. Most of MIPS’ licenses are derived from this activity.

Sales Agents.    We selectively employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success. Most of the representatives that we employ today are in China and surrounding countries.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Semiconductor Manufacturing International (Shanghai) Corporation, Taiwan Semiconductor Manufacturing Co., Ltd., and United Microelectronics Corporation, ASIC companies such as LSI Logic, Kawasaki Microelectronics, Inc or KME, NECEL, Dai Nippon Printing Co. Ltd. or DNP and Socle Technology Corporation and design service companies, such as Avnet ASIC Israel, Cadence Methodology Services Corporation, Socle Technology Corporation and Wipro Limited.

System OEMs.    Products based on the MIPS architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS architecture, including Motorola Broadband and Cisco’s Scientific Atlanta set-top boxes, DVD recorders from Philips and Toshiba, Sony PlayStation 2 and PSP video game systems, Minolta digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and our strategic marketing organization is focused on building value and brand awareness of the MIPS architecture among system OEMs. These efforts result in direct license agreements from these OEMs or in the OEMs expressing a preference or requirement for MIPS-based SOC solutions from their semiconductor suppliers.

Markets and Applications

The primary markets for the MIPS architecture are described below:

Digital Consumer Products.    Together with our existing semiconductor licensees, we expect to sell our architecture into solutions for a wide variety of sophisticated, high-volume digital consumer products.

Set-Top Boxes.    Set top boxes provide the interface between digitally transmitted signals over the air, over cables or from satellites. Set-top boxes are becoming sophisticated digital appliances with features like high definition, video-on-demand and personal video recording, which has driven growth in the use of 32-bit and 64-bit processors and related designs. Our design wins in this market include those from DISH Network, Galaxis, Motorola, Pace, Pioneer, TiVo, and Scientific-Atlanta. Our licensees in this market include ATI Technologies, Inc., Broadcom Corporation, NEC Electronics, Philips Semiconductors, PMC Sierra, Scientific Atlanta, Toshiba Corporation and Zoran.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users of personal computers. Products that provide such connectivity include cable modems, DSL modems, 802.11 wireless IC’s, 802.16 WiMax IC’s and PON or Passive Optical Networks. Our licensees in this market include Atheros, Broadcom, Centillium, Infineon Technologies and Texas Instruments.

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

Video Games.    Video games represent a highly specialized high volume opportunity, which is served by our design rights licensees such as LSI Logic, Toshiba, and NEC. Our key design wins in this market include the Sony PlayStation 2 and the Sony PSP.

Digital Television.    As the world shifts from analog to digital transmission of television programming, the SOC’s used in digital televisions are upgrading to 32-bit processors. Licensees such as ATI, Micronas, NEC, Philips, Toshiba and Zoran provide SOC’s to LG, Philips, Samsung, Sharp, Sony, Toshiba and other digital television OEM’s.

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

Office Automation Products.    MIPS-Based processors are being used in high-end and mid-range office automation applications such as laser printers with products from Agilent, Integrated Device Technology (IDT), Marvell, NEC, PMC-Sierra and Toshiba.

Networking Equipment.    The MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Nortel Networks, Lucent Technologies and Extreme Networks also use our architecture for their networking equipment.

Products

We develop and license our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or “soft,” cores, and process-optimized or “hard”

cores which are silicon process specific implementations expressed in an electronic data format that can be used almost directly to create masks used in the production process. Synthesizable cores are more flexible. Customers can specify a number of configuration options on synthesizable cores, such as the size of the included memory, and have control over which silicon technology is targeted with the final product. This allows our synthesizable core customers flexibility in sourcing production of their chips from competing foundries.

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of our design service providers. The benefit may be faster time to market with less risk and less development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS.

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

MIPS64 5K Cores.    The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements and that also require the higher performance of a 64-bit core. The MIPS64 5Kc core design is available in synthesizable format, designed for easy integration with a wide variety of custom logic and peripherals. The 5K family includes a floating-point coprocessor, which is highly useful in applications requiring significant amounts of precise computation such as graphical displays. The 5K family is prevalent in cable television products throughout the world shipped by our licensees.

MIPS64 20K Cores.    The MIPS64 20Kc core and closely related cores discussed below are powerful semi-custom cores optimized for applications such as automotive telematics, networking and office automation. The 20Kc core has been licensed to Agilent and NEC. We have jointly developed with Toshiba a 64-bit microprocessor, the TX99, based on an enhanced MIPS core. Both Agilent and Toshiba are shipping these products commercially and paying royalties.

In May 2003, we announced a restructuring plan that included the termination of the 20K and directly related development efforts, subject to completion of certain on-going projects. Although we have ceased further internal development of our custom cores, we expect our licensees to ship products as they bring SOC’s based on these products to market.

MIPS32 24K Cores.    We believe that the 24K core family is designed to be scalable to future generations of silicon technology. As such, the 24K core family is the foundation for our next-generation of high-performance, synthesizable cores, including the MIPS 24KE core family and MIPS32 34K core family.

In May 2005, we introduced the 24KE core, which leverages the high performance 24K microarchitecture and efficiently adds DSP functionality. This significantly reduces overall SOC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE families include a floating-point coprocessor, which is highly useful in applications such as graphical displays and printing applications.

The 24K and 24KE cores have been licensed to Atheros, Infineon, LSI, KME, Micronas, PMC-Sierra, Realtek, Scientific Atlanta, Toshiba and others.

MIPS32 34K Cores.    In September 2005, we started shipping the MIPS32 34Kc and 34Kf cores. The 34Kf core also includes floating-point support. The 34K family provides MIPS32 with both the DSP and multithreading, or MT, ASE’s. The 34K family’s MT capabilities recognize that embedded systems run multiple program tasks or threads of execution in parallel and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by five companies including iVivity, LSI Logic and PMC.

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

MIPS16e ASE.    The MIPS16e ASE reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e ASE is implemented in the MIPS32 4KE core family, the MIPS32 M4K core, the MIPS32 4KSd smart card core and the MIPS32 24K core family, the MIPS32 24KE and the MIPS32 34K family.

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

MT ASE.    Multithreading, or the concurrent presence of multiple active threads on the same CPU, is a technique for exploiting memory and execution latency to get higher system performance through more complete processor utilization. Through a multithreading extension to the industry-standard MIPS32 and MIPS64 architectures, SOC designers are able to significantly increase delivered system performance through higher processor efficiency in applications that can take advantage of a multi-tasking approach to SOC design. The MIPS MT ASE provides a framework for multithreading the MIPS architecture and is implemented in the MIPS32 34K core family.

DSP ASE.    DVD recorders, digital cameras, residential gateways and VoIP phones are examples of the growing list of consumer products that require an increasing amount of signal and media processing horsepower. And in the cost-sensitive, high-volume consumer electronics market, eliminating unnecessary hardware and tool chains and reducing royalty payments can result in significant savings to the consumer product manufacturer.

To address these trends, MIPS has enhanced its industry-standard architecture with DSP functionality to provide a single design environment that leverages a common tool set and knowledge base. The MIPS DSP ASE offers licensees a programmable solution for DSP applications, allowing adaptation to changing market needs and extending the life of an SOC design. The new DSP extension comprises a set of new instructions and state in the integer pipeline of MIPS Technologies cores and is incorporated in the new MIPS32 24KE core family and the MIPS32 34K core family.

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

We also do development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include the open source development work done for Linux kernel and GNU compilers that optimize both Linux and the compilers for each of our cores offered to our customers. MIPS also hosts and supports the MIPS version of Linux at http://www.linux-mips.org. The MIPS Linux kernel work is the basis for Linux offerings and companies such as Monta Vista, Timesys and Wind River products that support MIPS. Additionally, we do development work on products on audio codec such as Dolby AC-3 that support our customers, product needs and highlight the efficiency of our cores in these applications.

Our research and development expenses were $28.2 million in fiscal 2006, $22.0 million in fiscal 2005 and $24.1 million in fiscal 2004. At June 30, 2006, our research and development staff totaled 102 persons compared to 88 employees at June 30, 2005. We intend to hire additional highly skilled technical personnel for our research and development activities. We conduct our research and development activities in our Mountain View, California headquarters location, our Portland, Oregon location and in a development center near Cambridge, United Kingdom and in Shanghai, China.

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

In fiscal 2006, we had two customers, Broadcom and Toshiba, that accounted for more than 10% of our total revenue. In fiscal 2005, we had one customer, Broadcom, that accounted for more than 10% of our total revenue and in fiscal 2004, we had one customer, Toshiba, that accounted for more than 10% of our total revenue. The revenue derived from Broadcom was from royalties and revenue derived from Toshiba reflects technology license fees from new license agreements and royalties. For further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Revenue.” For financial information regarding revenue derived from our international licensees, see Note 16 of Notes to Consolidated Financial Statements.

Backlog

We do not report backlog because we do not believe that backlog is a meaningful measure for understanding our business. Royalties make up a substantial portion of our revenue, and we do not have backlog in respect of future royalty payments as payments are made based on sales, with no guaranteed minimums. Similarly, from time to time we have license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones, but insofar as many factors including market conditions and customer product success determine the milestone achievement, we do not believe these potential future payments should be characterized as backlog. At any given time we do have in place engineering service contracts for technology under development under which we will receive future payments as we achieve developmental milestones. However, the aggregate amounts due under these agreements may vary significantly due to the timing of entry into or completion of a given contract, and the amounts potentially due to us under these licenses are generally not material, and we do not regard the amount outstanding at any given time as an important indicator of our future revenue.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS compatible clones in particular geographies. We intend to protect vigorously our intellectual property rights through litigation and other means. There can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing such unauthorized MIPS compatible products.

We own over 210 patents worldwide on various aspects of our technology, with expiration dates ranging from 2006 into the 2020s. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 5K, 5Kc, 5Kf, 20Kc, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, Pro Series, CorExtend and SOC-it are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries. This report also contains trademarks and registered trademarks of other companies.

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

Our processors and cores compete with those of ARM Holdings plc, SuperH, Inc., Tensilica Incorporated, ARC International (UK) Limited, and PowerPC, a product family developed and marketed by AMCC, IBM Corporation and Motorola, Inc. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement all or part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

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

Employees

As of June 30, 2006, we had 168 employees. Of this total, 102 were in research and development, 46 were in sales and marketing and 20 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

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

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 5% in fiscal 2004 and increased 28% in fiscal 2005, but declined 12% in fiscal 2006. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

We may encounter difficulties with future acquisitions, which could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an in-process research and development charge in the first quarter of fiscal 2006 as a result of our acquisition of First Silicon Solutions, Inc. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses, an area in which we have limited experience, may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

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

We depend on our key personnel to succeed.    Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. We cannot assure that we will retain our key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could make it difficult to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition.

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.    Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or the interpretation of tax laws. In addition, the Internal Revenue Service has completed its examination of our federal income tax return for fiscal year 2002 and has issued a notice of proposed adjustment. A settlement was reached in May 2006 in which adequate amounts had been provided in prior periods. The assessment was recorded in the fourth fiscal quarter of 2006. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from our current examination or any other examinations will not have an adverse effect on our operating results and financial condition.

We may be subject to litigation and other legal claims that could adversely affect our financial results.    From time to time, we are subject to litigation and other legal claims incidental to our business. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements, and from time to time we are engaged in claims by our licensees with respect to these obligations. It is possible that we could suffer unfavorable outcomes from litigation or other legal claims, including those made with respect to indemnification obligations, that are currently pending or that may arise in the future. Any such unfavorable outcome could materially adversely affect our financial condition or results of operations.

We may be subject to claims of infringement.    We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with use of our technology. For example, Technology Properties Limited, Inc. filed a lawsuit in November 2005 against some of our licensees based upon the alleged infringement of certain microprocessor-related patents. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms to us or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

Our intellectual property may be misappropriated or expire, and we may be unable to obtain or enforce intellectual property rights.    Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, intellectual property rights which we have obtained in particular geographies may expire from time to time. As a result, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS compatible products, that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours, or that others will not use information contained in our expired patents to successfully compete against us. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time. Recent judicial decisions and proposed legislation in the U.S. may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    In the first quarter of fiscal 2006, we acquired certain core and developed technologies and customer relationships and a trade name, and the purchase price of these long-lived assets is being amortized over schedules based on their useful lives. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could increase, and we may be required to record substantial amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows. We recorded additional research and development expense of $1.7 million in fiscal 2004 related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and government enforcement actions.    On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices from the time of our initial public offering in July 1998 through June 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K, as a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and we have restated certain previously filed financial statements included in this Form 10-K.

The Special Committee investigation, our internal review, and related activities have resulted in our incurring substantial expenses for legal, accounting, tax and other professional services, have taken a significant amount of our management’s attention from our business, and could in the future harm our results of operations and financial condition.

While our management believes that we have made appropriate judgments in determining the correct measurement dates for the stock option grants, the SEC may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past incorrect measurement dates. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated.

As described in Part I, Item 3, “Legal Proceedings”, derivative complaints have been filed in federal courts against current and former officers and directors pertaining to allegations relating to stock option grants. Additional litigation based on similar allegations may also be filed. We have provided the results of our independent investigation to the SEC and we have responded to informal requests for documents and additional information. We intend to continue to provide the SEC with our full cooperation. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract our management from the conduct our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our results of operations and financial condition.

Since September 2006, we have received several Nasdaq Staff Determination notices stating that the we were not in compliance with the requirements for continued listing due to the delayed filings of our SEC reports. On February 2, 2007, the Nasdaq Listing Qualification Panel (the “Panel”) granted our request for continued listing subject to the condition that we file our Form 10-K for the year ended June 30, 2006 and all required restatements by March 19, 2007 and our Form 10-Q for the quarter ended September 30, 2006, and any required restatements by March 26, 2007. On March 13, 2007, we were informed that the Nasdaq Listing and Hearing Review Council had called for review the decision of the Panel dated February 2, 2007 (the “February 2nd Panel Decision”) and had also stayed the February 2nd Panel Decision and any future Panel determinations to suspend our securities from trading pending further action by the Listing Council. With the filing of this Form 10-K and the concurrent filing of our 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have remedied our non-compliance, subject to Nasdaq’s affirmative completion of our compliance protocols and its notification to us accordingly. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing our subsequent SEC reports that might result in delisting of our common stock from the Nasdaq Global Market.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

We lease sales offices in Japan, Taiwan, China, Germany, and Israel, technical office spaces in the United Kingdom and United States and an administrative office space in Switzerland. These leases range from 3 months to 4 years.

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

Three actions seeking to assert derivative claims on behalf of MIPS have been filed in the United States District Court for the Northern District of California. The shareholder-plaintiffs in each of these actions seek to assert claims against current and former officers and directors related to our historic stock option grant practices. Each action alleges that the individual defendants breached their fiduciary duties and violated federal securities laws as a result of backdating stock option grants, insider trading and the dissemination of false financial statements. Each action asserts that the individual defendants’ conduct injured MIPS and gives rise to numerous causes of action on behalf of the MIPS under the federal securities laws and state law. Plaintiffs seek to recover, on behalf of MIPS, monetary damages, various equitable remedies, attorneys’ fees and costs. The individual actions are:

•

Steger v. Bourgoin, et. al., No. C-06-06699, filed on October 27, 2006, and brought against John Bourgoin, Jack Browne, Kenneth L. Coleman, Sandy Creighton, Kevin C. Eichler, Fred M. Gibbons, Anthony B. Holbrook, William M. Kelly, Lavi Lev, and Derek Meyer as individual defendants and MIPS as nominal defendant;

•

Carco v. Holbrook, et. al., No. C-07-0661, filed on February 1, 2007, and brought against Anthony B. Holbrook, John E. Bourgoin, Mervin S. Kato, Kate Hunt Rundle, Brad Holtzinger, Mark Tyndall, Jack Browne, Sandy Creighton, Kevin C. Eichler, G. Michael Uhler, Robert R. Herb, Fred M. Gibbons, Benjamin A. Horowitz, Kenneth L. Coleman and William M. Kelly as individual defendants and MIPS as nominal defendant; and

•

Michaels v. Bourgoin, et. al., No. C-07-0771, filed on February 6, 2007, and brought against John E. Bourgoin, Sandy Creighton, Kevin C. Eichler, Lavi Lev, Derek Meyer, Kenneth L. Coleman, Fred M. Gibbons, Anthony B. Holbrook and William M. Kelly as individual defendants and MIPS as nominal defendant.

By order of the court dated April 12, 2007, the three actions were consolidated into a single action entitled In re MIPS Technologies, Inc. Derivative Litigation. Pursuant to the court’s order, a consolidated complaint was due by May 29, 2007 and discovery in the consolidated action was stayed pending resolution of a motion to dismiss the consolidated complaint due to plaintiffs’ lack of standing to sue on MIPS’ behalf. On June 6, 2007, the parties jointly submitted to the court a stipulation and proposed order extending the time for lead plaintiff to file a consolidated complaint until July 16, 2007.

On December 1, 2006, MIPS Technologies, Inc. filed a lawsuit in the United States District Court for the Northern District of California against Trident Microsystems, Inc. asserting patent and trademark infringement and unfair competition. This action sought various forms of relief including a permanent injunction from further infringement of the company’s intellectual property, compensatory and enhanced damages, and attorneys’ fees. In early April 2007, the parties entered into an agreement that settled the lawsuit. On April 9, 2007, MIPS Technologies issued a press release reporting that the parties had reached agreement on the lawsuit, that the suit had been dismissed, and that Trident Microsystems had licensed the MIPS32 24KEc Pro Core.

From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2006.

Item 4A.	Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2006, were as follows:

Name	Age	Position
John E. Bourgoin	60	Chief Executive Officer and President
Jack Browne	51	Vice President, Marketing
Sandy Creighton	53	Vice President, Human Resources and Corporate Administration
W. Patrick Hays	56	Vice President, Engineering
Brad Holtzinger	44	Vice President, Worldwide Sales
Mervin S. Kato	53	Vice President, Chief Financial Officer and Treasurer
Catherine Hunt Rundle	49	Vice President, General Counsel and Secretary
Mark Tyndall	41	Vice President, Business Development and Corporate Relations
G. Michael Uhler	53	Vice President, Chief Technology Officer

John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin has served on our board of directors since May 1997.

Jack Browne has served as our Vice President of Marketing since October 2005. Mr. Browne served as our Vice President of Worldwide Sales from August 2002 to October 2005 and as Director of Market Development from December 2001 to August 2002. Prior to joining us and since May 2000, Mr. Browne served as Technical Marketing and Corporate Supplier Manager at Wyle Electronics, a semiconductor distribution company, which was subsequently acquired by Arrow Electronics, where he was responsible for growing their embedded processor, intellectual property and design services businesses.

Sandy Creighton has served as our Vice President, Human Resources and Corporate Administration since February 2006. From June 1998 to February 2006, Ms. Creighton served as our Vice President, General Counsel and from June 1998 to April 2006 as Secretary.

W. Patrick Hays has served as our Vice President, Engineering since November 2004. Prior to joining us and since 2003, Mr. Hays was a co-founder and Vice President, VLSI Engineering for Ultra Data Corporation, a start-up developing licensable video processing IP. From 1997 to 2003, Mr. Hays was a co-founder and Vice President and CTO for Lexra, Inc.

Brad Holtzinger has served as our Vice President, Worldwide Sales since October 2005. Mr. Holtzinger served as Vice President of Sales for the Americas region from July 2004 to October 2005 and as director of sales for the Americas from May 2003 to July 2004. Mr. Holtzinger joined us in December 2001 and served as the director of systems solutions until May 2003. Prior to joining us and since March 2001, Mr. Holtzinger was a business development consultant for early stage companies.

Mervin S. Kato has served as our Vice President and Chief Financial Officer and Treasurer since January 2006. Mr. Kato served as our Vice President, Finance from May 2001 to January 2006 and as our Corporate Controller from May 1998 to January 2006.

Catherine Hunt Rundle has served as our Vice President and General Counsel from February 2006 and as Secretary from April 2006 until her resignation on May 18, 2007. Prior to joining us and since August 1997, Ms. Rundle served as assistant and as deputy general counsel for Sun Microsystems and held successive management positions in several legal support groups, most recently as managing senior director of the Global Law Network for Shared Services.

Mark Tyndall has served as our Vice President, Business Development and Corporate Relations since June 2006. Prior to joining us and since July 1999, Mr. Tyndall was Vice President, Business Development at Infineon Technologies where he additionally assumed responsibility for North America investor relations in 2004.

G. Michael Uhler has served as our Chief Technology Officer since May 2003. Mr. Uhler served as our Vice President for Architecture and Software Products from October 2001 to May 2003 and as Director, MIPS Architecture from June 1998 to October 2001.

There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq National Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2006
Fourth Quarter	$7.74	$5.47
Third Quarter	$9.10	$5.94
Second Quarter	$6.60	$4.70
First Quarter	$9.35	$6.03

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2005
Fourth Quarter	$11.15	$6.81
Third Quarter	$13.24	$9.24
Second Quarter	$9.90	$5.49
First Quarter	$5.88	$4.15

As of June 27, 2007, there were approximately 3,860 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

The Consolidated Balance Sheet as of June 30, 2005 and the Consolidated Statements of Operations for the fiscal years ended June 30, 2005 and June 30, 2004 have been restated as set forth in this 2006 Form 10-K. The data for the Consolidated Balance Sheets as of June 30, 2004, 2003 and 2002 and the Consolidated Statements of Operations for the fiscal years ended June 30, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation and other adjustments, but such restated data has not been audited and is derived from our books and records. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with the “Explanatory Note” immediately preceding Part I, Item 1 and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report to more fully understand factors that may affect the comparability of the information presented below. The information presented in the following tables has been adjusted to reflect the restatement of our financial results, which is more fully described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements” in the Notes to Consolidated Financial Statements of this Form 10-K.

We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by this restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. Our restated interim financial statements for the quarterly and year-to-date periods ended September 30, 2005, December 31, 2005 and March 31, 2006 will be included in our quarterly reports on Form 10-Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

	Years Ended June 30,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (1)	As Restated (3)	As Restated (3)

	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$36,675	$29,988	$23,439	$15,693	$16,791
Contract revenue	27,379	31,231	24,446	23,397	30,970

Total revenue	64,054	61,219	47,885	39,090	47,761
Costs and expenses:
Cost of contract revenue	—	—	—	250	250
Research and development	28,168	21,980	24,110	33,669	42,641
Sales and marketing	18,637	14,902	11,984	13,964	23,046
General and administrative	12,229	10,312	8,549	8,874	11,010
Acquired-in process research and development	570	—	—	394	1,737
Restructuring charge (2)	—	277	3,233	10,282	437

Total costs and expenses	59,604	47,471	47,876	67,433	79,121

Operating income (loss)	4,450	13,748	9	(28,343)	(31,360)
Other income, net	4,373	2,750	634	316	3,028

Income (loss) before income taxes	8,823	16,498	643	(28,027)	(28,332)
Provision (benefit) for income taxes	(2,198)	1,312	2,358	5,112	(7,932)

Net income (loss)	$11,021	$15,186	$(1,715)	$(33,139)	$(20,400)

Per basic share amounts:
Net income (loss) per basic share	$0.26	$0.37	$(0.04)	$(0.84)	$(0.52)
Per diluted share amounts:
Net income (loss) per diluted share	$0.25	$0.34	$(0.04)	$(0.84)	$(0.52)

	June 30,
	2006	2005	2004	2003	2002
		As Restated (1)	As Restated (1)	As Restated (3)	As Restated (3)

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$101,481	$91,686	$78,335	$83,839	$90,712
Working capital	117,251	100,944	82,107	78,176	97,771
Total assets	147,939	127,546	108,703	105,349	131,856
Total long-term liabilities	2,966	2,938	2,038	1,900	770
Total stockholders’ equity	133,230	108,683	89,749	89,376	118,763

(1)	See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K.

(2)	Restructuring charge primarily relates to our restructuring activities initiated in October 2002 and May 2003. See Note 7 to our consolidated financial statements.

(3)	The Selected Financial Data for 2003 and 2002 has been restated to reflect adjustments to stock-based compensation expense and the associated income tax impact, as well as certain other adjustments as further described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in this Form 10-K.

As a result of these adjustments, net loss was increased by $4.2 million and $11.0 million for the fiscal years ended June 30, 2003 and June 30, 2002, respectively as follows (in thousands):

	Fiscal Year Ended June 30, 2003				Fiscal Year Ended June 30, 2002
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Revenue:
Royalties	$15,693	$—	$—	$15,693	$16,791	$—	$—	$16,791
Contract revenue	23,397	—	—	23,397	30,970	—	—	30,970

Total revenue	39,090	—	—	39,090	47,761	—	—	47,761
Costs and expenses:
Cost of contract revenue	250	—	—	250	250	—	—	250
Research and development	32,863	806	—	33,669	34,045	8,596	—	42,641
Sales and marketing	13,759	205	—	13,964	17,189	5,857	—	23,046
General and administrative	8,508	366	—	8,874	7,435	3,575	—	11,010
Acquired-in process
Research and development	394	—	—	394	1,737	—	—	1,737
Restructuring charge	10,282	—	—	10,282	437	—	—	437

Total costs and expenses	66,056	1,377	—	67,433	61,093	18,028	—	79,121

Operating (loss)	(26,966)	(1,377)	—	(28,343)	(13,332)	(18,028)	—	(31,360)
Other income, net	303	—	13	316	3,028	—	—	3,028

Income (loss) before income taxes	(26,663)	(1,377)	13	(28,027)	(10,304)	(18,028)	—	(28,332)
Provision (benefit) for income taxes	2,244	698	2,170	5,112	(914)	(7,001)	(17)	(7,932)

Net income (loss)	$(28,907)	$(2,075)	$(2,157)	$(33,139)	$(9,390)	$(11,027)	$17	$(20,400)

Per basic share amounts:
Net income (loss) per basic share	$(0.73)	$(0.05)	$(0.06)	$(0.84)	$(0.24)	$(0.28)	—	$(0.52)

Per diluted share amounts:
Net income (loss) per diluted share	$(0.73)	$(0.05)	$(0.06)	$(0.84)	$(0.24)	$(0.28)	—	$(0.52)

(1)	See Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors. The income tax adjustment of $2.2 million in fiscal 2003 primarily represents the correction of errors in the computation of research and development credits.

	June 30, 2004				June 30, 2003
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,335	$—	$—	$78,335	$83,839	$—	$—	$83,839
Working capital	82,017	—	90	82,107	78,176	—	—	78,176
Total assets	108,703	—	—	108,703	105,349	—	—	105,349
Total long-term liabilities	2,038	—	—	2,038	1,900	—	—	1,900
Total stockholders’ equity	89,659	—	90	89,749	89,376	—	—	89,376

	June 30, 2002
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Consolidated Balance Sheet Data:
Cash and cash equivalents	$90,712	$—	$—	$90,712
Working capital	99,318	(1,661)	114	97,771
Total assets	128,988	2,754	114	131,856
Total long-term liabilities	770	—	—	770
Total stockholders’ equity	115,895	2,754	114	118,763

(1)	See Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2007. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

The discussion and analysis set forth below in this Item 7 reflect the restatement of our financial results as referenced in the “Explanatory Note” immediately preceding Part I, Item 1 and further discussed in this Item 7 and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K. The net of tax impact of the adjustments relating to the first three quarters of fiscal 2006 amounted to an increase to net income of $2.2 million in 2006. The net of tax impact of the restatement on our Results of Operations amounted to an increase to net income of $277,000 in 2005 and an increase to net loss of $184,000 in 2004.

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

Fiscal 2006 revenue increased 5% compared to fiscal 2005. Royalty revenue increased 22% due to an increase of over 100 million units shipped in fiscal 2006 for a total of 280 million units shipped as reported by our licensees. We received royalties from a total of 43 royalty-paying licensees during the year, including 13 licensees reporting for the first-time. Royalties accounted for 57% of total revenue, up from 49% in the prior fiscal year. We expect royalties to increase in fiscal 2007.

Contract revenue decreased by 12% primarily due to a significant shortfall experienced in our first fiscal quarter. We were able to return to higher contract revenue levels in our second fiscal quarter and maintain at a similar level for the remainder of the fiscal year. We completed 25 new license agreements during the year compared to 43 completed in the prior year. We shipped our newest developed core, the MIPS32 34K family of cores, in September 2005 and derived $3.7 million of contract revenue related to this core during the year. We expect that our contract revenue will also increase in fiscal 2007 as more customers complete their evaluation of the multi-threaded MIPS32 34K core.

In September 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2’s products and services will provide value to our customer base by improving performance analysis and de-bugging capability and accelerating time to market of their products.

Total costs and expenses in fiscal 2006 increased by $12.1 million including $8.3 million in non-cash stock option expense as a result of the adoption of SFAS No. 123R beginning on July 1, 2005. We expect that our operating expenses will continue to increase in fiscal 2007 as we invest in new initiatives to grow our revenue.

Net income in fiscal 2006 declined by $4.2 million which includes the above mentioned stock option compensation expense.

Our balance sheet remains strong as our cash, cash equivalents and marketable investments balance increased by $9.7 million during the year with net cash of $13.0 million provided from operating activities.

Background of the Stock Option Investigation, Findings and Restatement of Consolidated Financial Statements

Background of the Stock Option Investigation.

Our management began a voluntary review of our historic option grants in the summer of 2006 as a result of general media coverage of the subject at the time. In late August 2006, we became aware of a brokerage firm report analyzing certain option grants at 46 companies, including MIPS. On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and that the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices during the Review Period. The Special Committee was formed to examine our historic option granting practices, to determine if any adjustments to our financial statements were required as a result of past grant practices and to propose any remedial measures that they believed were warranted based on the examination. There were no restrictions placed on the scope of the Special Committee’s investigation by the Board, and the Special Committee placed no restrictions on the activities of the outside attorneys and accountants it retained.

The Special Committee examined each option grant made in the Review Period. There were 107 granting actions and 1,849 individual grants during the Review Period. Among other things, the Special Committee examined documents, e-mail and electronic “meta-data,” and interviewed current and former employees, officers and directors in an effort to reconstruct the chronology related to each grant.

On September 14, 2006, we filed with the Securities and Exchange Commission a Notification of Late Filing on Form 12b-25 (“Form 12b-25”) for Form 10-K for the fiscal year ending June 30, 2006, indicating we would be unable to file our Annual Report by the due date of September 13, 2006 until the voluntary review of historical stock-based compensation practices was completed.

On October 25, 2006, we filed with the SEC a Form 8-K under Item 4.02 (Non-reliance on Previously Issued Financial Statements or a Related Audit) and announced that although the investigation by the Special Committee remained on-going, the Special Committee had reached a determination that different measurement dates should have been used for computing compensation costs for certain stock options grants than those used in the preparation of our historical financial statements. The Special Committee had not yet completed its investigation to allow for the final determination of the proper measurement dates, and therefore, we had not determined the amount of additional compensation expenses that would be recorded. Nonetheless, we had determined that our financial statements included in reports that we had previously filed with the SEC would need to be restated, and that such financial statements, and our earnings releases reporting periodic operating results and financial condition for such periods, should no longer be relied upon.

On November 13, 2006, we filed with the SEC a Form 12b-25 for Form 10-Q for the period ending September 30, 2006 indicating we would be unable to file our Quarterly Report until the voluntary review of historical stock-based compensation practices was completed and until we filed our Annual Report on Form 10-K for the fiscal year ending June 30, 2006.

On January 24, 2007, we announced that the Special Committee had completed its investigation into our stock option practices. The Special Committee had reached a determination that different measurement dates should have been used for computing compensation costs for certain stock option grants. The findings were under review by management and our independent auditors, and, therefore, we had not determined the amount of additional non-cash charges for compensation expense and the related cash and non-cash tax adjustments that would be recorded. We subsequently filed with the SEC Forms 12b-25 for Form 10-Q’s for periods ending December 31, 2006 and March 31, 2007 indicating the we were unable to file our Quarterly Reports until we completed our review of the Special Committee’s findings and the restatement of our historical financial statements.

Findings.

The Special Committee examined the facts and circumstances surrounding grants made during the Review Period and determined that different measurement dates should have been used for computing compensation costs for certain historic stock option grants. The Special Committee found that the Committee of the Board of Directors responsible for administering the option program had delegated its option-granting authority to the former Vice President of Human Resources. The Special Committee concluded that hindsight was likely used by the former Vice President of Human Resources in selecting grant dates for options granted in the period October 1998 through October 2000 and this person had a lack of knowledge of the accounting rules related to the granting of options. While no direct evidence of using hindsight was found, the quantum of circumstantial evidence, coupled with the absence of contemporaneously created electronic documents for the grants, led the Special Committee to reach this conclusion. In particular, this circumstantial evidence included the fact that 20 out of 28 grants coincided with a weekly or monthly low in our stock price during this period. The former Vice President of Human Resources left the Company in June 2003. The investigation did not find any evidence that any other employees, executives or Board members were aware of the use of hindsight in selecting grant dates or that measurement dates were based on improper practices. The investigation also did not find any evidence of intentional misconduct by our current management, or any evidence that the incorrect grant practice was used for the purpose of having a financial statement impact.

The grants reviewed by the Special Committee included (1) grants to persons elected or appointed to the Board of Directors under a Directors’ Stock Plan (“Board Grants”); (2) grants to the Chief Executive Officer and other executives (direct reports to the CEO) (“Executive and CEO Grants”); (3) grants to employees upon hire, promotion or adjustments (“New Hire / Promotion / Adjustment Grants”); and (4) grants to employees under an annual renewal program (“Employee Renewal”).

The table below summarizes the intrinsic value of options for which a new measurement date has been established by type of grant in the fiscal year in which the stock option was granted. These intrinsic values are recognized as expense over the vesting periods of the subject options, as reflected in the table appearing below under “Restatement of Consolidated Financial Statements.”

Intrinsic Value by Grant Type

(dollars in thousands)

Grant Made in Fiscal Year	Board Grants	Executive and CEO Grants	New Hire / Promotion / Adjustment Grants	Employee Renewal	Total Pre-Tax Compensation Expense
1999	$—	$—	$5,188	$2,463	$7,651
2000	$—	$—	$14,861	$17,120	$31,981
2001	$—	$3,793	$2,549	$19	$6,361
2002	$—	$—	$—	$—	$—
2003	$—	$—	$2	$—	$2

Total 1999 - 2003	$—	$3,793	$22,600	$19,602	$45,995
2004	$—	$—	$6	$171	$177
2005	$—	$—	$—	$—	$—
2006	$—	$—	$—	$—	$—

Total	$—	$3,793	$22,606	$19,773	$46,172

Board Grants – The Special Committee did not find any errors in the measurement dates of the grants to Board members.

Executive and CEO Grants – A new measurement date was determined for options granted in three of the granting actions to Executives and the Chief Executive Officer. However, the application of a new measurement date to options granted in only one of these actions resulted in a stock compensation charge of $3.8 million pre-tax. The Special Committee concluded that this grant was possibly made with hindsight. None of the options from this grant were exercised, and none of the options remains outstanding. These options were exchanged and cancelled in fiscal 2002 as part of a company-wide option exchange program for existing out-of-the-money options.

New Hire / Promotion / Adjustment Grants – Sixty-five granting actions involved the grant of options for new hire, promotion and adjustment grants during the Review Period. New hire grants refer to the grants made to employees when they joined us. Promotion grants are grants awarded to employees when they are promoted. Adjustment grants are grants made to reward employee performance, in some ways similar to a bonus. None of the options in this category was made to members of the Board of Directors or to the Chief Executive Officer. New measurement dates have been applied to options granted in twenty-six of these granting actions, and the application of a new measurement date to options granted in twenty-three of these actions resulted in a stock-based compensation charge in the aggregate amount of $22.6 million pre-tax. Of these options, the Special Committee concluded that it was likely that hindsight was used in selecting the grant date for seventeen grants in the period from October 1998 through October 2000, resulting in a stock-based compensation charge in the aggregate amount of $22.5 million.

Employee Renewals – Fourteen granting actions involved the grant of options to eligible employees for an annual “renewal” grant. The process of determining the number of renewal options each employee would receive was generally done in conjunction with the employees’ annual performance review. New measurement dates have been applied to options granted in seven granting actions in this category, and the application of a new measurement date to options granted in five of these actions resulted in a stock-based compensation charge in the aggregate amount of $20 million pre-tax. Of these options, the Special Committee concluded that it was likely that hindsight was used in selecting three of the grant dates for these grants that occurred in the period from October 1998 through October 2000, resulting in stock-based compensation charge in the aggregate amount of $19.6 million.

Restatement of Consolidated Financial Statements.

As a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes and pro forma disclosure purposes for certain stock option grants made in the Review Period. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects of $32.0 million, net of forfeitures related to employment terminations, during the Review Period with regard to past stock option grants, and we are restating previously filed financial statements for fiscal years ended June 30, 2005 and June 30, 2004 in this Form 10-K. The additional stock-based compensation expense is being amortized over the vesting period relating to each option, typically 48 to 50 months, with approximately 99% of the expense being recorded in years prior to fiscal 2004. For fiscal 2006, 2005 and 2004 these adjustments, after tax, were an increase to net income of $186,000, a decrease to net income of $149,000 and an increase to net loss of $317,000, respectively. The adjustments did not affect MIPS’ previously reported revenue, cash, cash equivalents and short-term investment balances in any of the restated periods.

The incremental impact from recognizing stock-based compensation resulting from the investigation of past stock options grants is as follows (dollars in thousands):

Fiscal Year	Pre-Tax Expense (Income)	After-Tax Expense
1999	$1,304	$1,304
2000	$6,079	$3,942
2001	$19,105	$13,338
2002	$18,028	$11,027
2003	$1,377	$2,075

Total 1999 – 2003 impact	$45,893	$31,686
2004	$317	$317
2005	$149	$149
2006	$(186)	$(186)

Total	$46,173	$31,966

We have also made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) Correction of an error in the calculation of the fair value of the options which were the subject of a settlement in the first quarter of fiscal 2006 with certain former employees in Denmark. The market value of MIPS common stock on the original grant date was erroneously used instead of the market value of MIPS common stock on the reinstatement date in determining the fair value of the reinstated options under the Black-Scholes valuation model. The impact of the adjustment was an increase of $2.1 million in income before taxes for fiscal 2006; (2) Recording realized accumulated translation gain upon closure of our branch in Denmark in fiscal 2005. The impact of the adjustment was an increase of $280,000 in income before taxes for fiscal 2005; (3) Correction of errors in calculating accretion of interest on certain debt securities. The impact of this adjustment was an increase in income before taxes by $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and decrease in income before taxes by $45,000 in the nine months ended March 31, 2006; (4) Correction of errors in the computation of available federal and state research and development income tax credits in estimating our income tax provision expense. This adjustment impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) Correction of errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

The effects of the adjustments are summarized as follows (in thousands):

	Year Ended June 30,
	1999	2000	2001	2002	2003	2004	2005	2006	TOTAL
	As restated	As restated	As restated	As restated	As restated	As restated	As restated
Adjustments to stock-based compensation expense:
Revised stock option measurement dates (pre-tax)	$1,304	$6,079	$19,105	$18,028	$1,377	$317	$149	$(186)	$46,173
Correction of other accounting errors (1)	—	—	—	—	—	—	—	(2,092)	(2,092)

Total adjustment to stock-based compensation expense	$1,304	$6,079	$19,105	$18,028	$1,377	$317	$149	$(2,278)	$44,081
Non-stock-based compensation expense / (benefit):
Correction of other accounting errors (2)	—	—	—	—	(13)	(43)	(338)	145	(249)
Income tax adjustments (3)	—	(2,137)	(5,767)	(7,001)	698	—	—	—	(14,207)
Income tax corrections (4)	—	220	(316)	(17)	2,170	(90)	(88)	(118)	1,761

Net decrease / (increase) in net income due to adjustments	$1,304	$4,162	$13,022	$11,010	$4,232	$184	$(277)	$(2,251)	$31,386
Cumulative increase to accumulated deficit	$1,304	$5,466	$18,488	$29,498	$33,730	$33,914	$33,637	$31,386

(1)	Adjustment primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit in the amount of $2.1 million during the first quarter of fiscal 2006.

(2)	Adjustments primarily pertain to accounting for currency translation adjustments and accretion of interest on certain investments.

(3)	Income tax impact associated with stock-based compensation expense.

(4)	Adjustments primarily pertain to the income tax impact of correction of errors related to calculation of research and development credits.

Additionally, we have restated the pro forma expense under Statement of Financial Accounting Standards (“SFAS”) No. 123 in Note 2 of the Notes to Consolidated Financial Statements of this Form 10-K to reflect the impact of these adjustments for the years ended June 30, 2005 and June 30, 2004.

The following tables present the impact of stock-based compensation and associated tax adjustments, as well as other adjustments made to our previously reported consolidated balance sheet, and statements of operations.

Consolidated Balance Sheet as of June 30, 2005 (in thousands):

	June 30, 2005
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$91,686	$—	$—	$91,686
Marketable investments	19,825	—	—	19,825
Accounts receivable	2,544	—	—	2,544
Prepaid expenses and other current assets	2,813	—	—	2,813

Total current assets	116,868	—	—	116,868
Equipment, furniture and property, net	2,899	—	—	2,899
Intangible assets, net	2,623	—	—	2,623
Other assets	5,156	—	—	5,156

	$127,546	$—	$—	$127,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,346	$—	$—	$1,346
Accrued liabilities	12,058	(127)	(177)	11,754
Deferred revenue	2,825	—	—	2,825

Total current liabilities	16,229	(127)	(177)	15,925
Long-term liabilities	2,938	—	—	2,938

	19,167	(127)	(177)	18,863
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized and 42,495,427 shares outstanding net of 17,361 reacquired shares	42	—	—	42
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—	—	—
Additional paid-in capital	185,663	34,463	—	220,126
Accumulated other comprehensive income	464	—	(394)	70
Deferred compensation	(635)	(128)	—	(763)
Accumulated deficit	(77,155)	(34,208)	571	(110,792)

Total stockholders’ equity	108,379	127	177	108,683

	$127,546	$—	$—	$127,546

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and income tax errors. Adjustment to accumulated deficit amounting to $571,000 primarily pertains to the income tax impact of correction of errors related to research and development credits.

Consolidated Statements of Operations for the Years ended June 30, 2005 and June 30, 2004 (in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Revenue:
Royalties	$29,988	$—	$—	$29,988	$23,439	$—	$—	$23,439
Contract revenue	31,231	—	—	31,231	24,446	—	—	24,446

Total revenue	61,219	—	—	61,219	47,885	—	—	47,885
Costs and expenses:
Research and development	21,911	69	—	21,980	23,962	148	—	24,110
Sales and marketing	14,851	51	—	14,902	11,878	106	—	11,984
General and administrative	10,283	29	—	10,312	8,486	63	—	8,549
Restructuring charge	277	—	—	277	3,233	—	—	3,233

Total costs and expenses	47,322	149	—	47,471	47,559	317	—	47,876

Operating income (loss)	13,897	(149)	—	13,748	326	(317)	—	9
Other income, net	2,412		338	2,750	591		43	634

Income (loss) before income taxes	16,309	(149)	338	16,498	917	(317)	43	643
Provision (benefit) for income taxes	1,400	—	(88)	1,312	2,448	—	(90)	2,358

Net income (loss)	$14,909	$(149)	$426	$15,186	$(1,531)	$(317)	$133	$(1,715)

Per basic share amounts:
Net income (loss) per basic share	$0.36	—	$0.01	$0.37	$(0.04)	—	—	$(0.04)

Per diluted share amounts:
Net income (loss) per diluted share	$0.33	—	$0.01	$0.34	$(0.04)	—	—	$(0.04)

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and income tax errors. The adjustment of $338,000 in fiscal 2005 primarily relates to the correction of an error in accounting for currency translation adjustments.

Methodology Used for Assessing Measurement Dates in Restated Consolidated Financial Statements.

The primary objective of our new measurement date methodology is to determine the appropriate measurement date of stock grants for financial accounting purposes on a consistent basis through the Review Period. To determine the appropriate measurement date, we followed guidance provided by the Office of the Chief Accountant of the SEC in the Chief Accountant’s September 19, 2006 letter and APB 25, which defines the measurement date as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” Therefore, our methodology requires that appropriate approvals have occurred by the measurement date on which both criteria (1) and (2) are met.

We analyzed the evidence from the Special Committee’s review including, but not limited to, physical documents, electronic documents, underlying electronic data about documents, and personal interviews. Based on the relevant facts and circumstances, we applied the then appropriate accounting standards to determine for every grant the proper measurement date. Our methodology incorporated the review of all available evidence, as well as a thorough consideration of the facts and circumstances related to each grant date and the individual grants, including whether administrative delays were reasonable and whether more favorable selection of dates occurred. Our methodology results in the selection of a measurement date that coincides with the date on which there is the strongest evidence that a granting action related to the approval of the stock option grant had occurred and the terms of the option were determined with finality. If the measurement date was not the originally assigned grant date, accounting adjustments were made as required, resulting in stock-based compensation expense and related tax effects.

Judgment

As stated above, we considered the guidance provided in the SEC Chief Accountant’s Letter in determining the grant dates for our historical stock option grants and in calculating the amount of stock-based compensation expense to record. Specifically, we used the best available evidence indicating that the required granting actions were complete and both measurement date criteria were met and not subject to change. This process required us to make certain judgments and assumptions to reach the resulting conclusions. There is risk that the judgments and assumptions we made could be disputed by others, or that we did not draw the correct conclusions.

The measurement date methodology used results in the selection of a measurement date that coincides with the date on which there is the strongest evidence that a granting action related to the approval of the stock option grant had occurred and the terms of the option were determined with finality. Evidence used to determine the new measurement included minutes of the meetings of the Compensation Committee, the electronic record of when relevant documents such as Unanimous Written Consents of the Compensation Committee and grant allocation lists generated by our human resources department were last modified, email messages by our human resources and legal department, offer letters, promotion notifications and information obtained during interviews of the persons involved in the granting process. For those option grants where the new measurement date could not be defined with certainty, we prepared a sensitivity analysis. Due to the lack of evidence as previously discussed, or because the evidence is inconclusive, we determined the measurement dates for these option grants by using the date the option information was input into the Equity Edge database as evidence. The sensitivity analysis is formulated to show the potential expense impact of a change in measurement dates to another date within a specific time frame that includes all reasonably possible dates when the terms of the award were approved and finalized.

In completing the sensitivity analysis, we reviewed stock trading prices from the unanimous written consent (“UWC”) creation date through the date the option information was input into the Equity Edge database. It may be possible that the terms of the grant were determined with finality before the date of input into the Equity Edge database, but because we believe that UWCs were created promptly after approval, we do not believe the terms could have been determined with finality before the date of creation of the UWC. Had we used for the measurement date the highest closing stock price for the period from the UWC creation date through the date that grant information was input into the Equity Edge database, the restated stock-based compensation charge would have increased by $1.1 million pre-tax. Alternatively, had we used as the measurement date the lowest closing stock price within the range between the UWC creation date and the date of input into Equity Edge, the restated stock-based compensation charge would have decreased by $1.5 million pre-tax.

We believe that the approaches we used for each of the categories were the most appropriate under the circumstances.

Remedial Measures.

The Special Committee found that the shortcomings which contributed to the errors in the option grant practices were historical. Over time, and in connection with the formal review of our internal control over financial reporting by our management and our independent accountants as a result of implementing Section 404 of Sarbanes Oxley, the Special Committee found that we have strengthened our procedures so as to greatly reduce the likelihood of a future failure in this area. These improvements in procedures included, beginning in November 2000, a notifying e-mail sent by our General Counsel to the Compensation Committee members on the date when a grant decision was made. This procedure created a record date of the grant. This procedure was further refined in June 2004 by requiring that grants for new hires, promotions and adjustments take place on a pre-determined date – the last Thursday of each month. The Special Committee has recommended that our general counsel participate in the meetings of our Compensation Committee so that it will have the benefit of the participation of the legal department. We have implemented this recommendation starting in March 2007.

Regulatory Inquiries

On September 14, 2006, we received a notice that the SEC’s Division of Enforcement was conducting an informal inquiry to determine whether there have been violations of the federal securities laws in connection with our historical stock option practices. In connection with this inquiry, the SEC Staff requested and we provided information and documents on stock options and our policies, procedures, and practices for granting and accounting for stock options. We are continuing to cooperate with the SEC investigation.

Derivative Lawsuits

Three actions seeking to assert derivative claims on behalf of MIPS have been filed in the United States District Court for the Northern District of California. The shareholder-plaintiffs in each of these actions seek to assert claims against current and former officers and directors related to our historic stock option grant practices. Each action alleges that the individual defendants breached their fiduciary duties and violated federal securities laws as a result of backdating stock option grants, insider trading and the dissemination of false financial statements. Each action asserts that the individual defendants’ conduct injured MIPS and gives rise to numerous causes of action on behalf of MIPS under the federal securities laws and state law. Plaintiffs seek to recover, on behalf of MIPS, monetary damages, various equitable remedies, attorneys’ fees and costs. The specifics of the individual actions are described under Item 3, Legal Proceedings.

Nasdaq

On September 19, 2006, we received a Nasdaq Staff Determination notice stating that the we were not in compliance with the requirements for continued listing as set forth in Marketplace Rule 4310(c)(14) due to the delayed filing of our Annual Report on Form 10-K for the fiscal year-end June 30, 2006. We were granted a hearing with the Nasdaq Listing Qualification Panel (the “Panel”) on November 9, 2006, where we presented our plan to regain compliance with Nasdaq’s filing requirements. The plan consisted of the background of the investigation, the advisors engaged, the preliminary findings to date, the on-going communications with the SEC and the commitment to keep the public informed of material developments throughout the process.

Since November 2006, we received several additional Nasdaq Staff Determination notices stating that we were not in compliance with requirements for continued listing due to the delayed filings of our SEC reports.

On December 26, 2006, we received a written notification that the Panel granted our request for continued listing on the Nasdaq Stock Market, subject to the condition that we file our Form 10-K for the fiscal year-ended June 30, 2006 and any restatement by February 7, 2007 and Form 10-Q for the quarter-end September 30, 2006 by February 21, 2007. On January 29, 2007, we requested a further extension through March 19, 2007 to file the Form 10-K and through March 26, 2007 to file the Form 10-Q for the period ending September 30, 2006.

On February 2, 2007, the Panel granted our request for continued listing subject to the condition that we file our Form 10-K for the year ended June 30, 2006 and all required restatements by March 19, 2007 and our Form 10-Q for the quarter ended September 30, 2006, and any required restatements by March 26, 2007. On March 13, 2007, we were informed that the Nasdaq Listing and Hearing Review Council (the “Listing Counsel”) had called for review the decision of the Panel dated February 2, 2007 (the “February 2nd Panel Decision”) and had also stayed the February 2nd Panel Decision and any future Panel determinations to suspend our securities from trading pending further action by the Listing Council. We submitted additional information regarding the status of the investigation and the restated financial statement on May 4, 2007 for consideration by the Listing Council in their review.

Cost of Restatement and Legal Activities

We have incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Special Committee’s investigation, our internal review, the preparation of the June 30, 2006 consolidated financial statements and the restated consolidated financial statements, and the derivative litigation. These expenses were approximately $2.6 million in aggregate through the quarter ended March 31, 2007 and we expect to incur additional expenses of approximately $1.8 million for the quarter ended June 30, 2007. We expect to continue to incur significant expense in connection with the derivative litigation and our indemnity obligations related thereto. Our directors’ and officers’ liability insurance may cover a portion of these costs. In addition, we expect to incur additional expenses in connection with measures that we likely will adopt for the benefit of employees and former employees relating to adverse tax consequences arising from the granting of options with exercise prices below the fair market value of our common stock on the actual measurement date.

As a result of the failure to file this Annual Report and our Quarterly Reports for the first three quarters of fiscal 2007 and our determination that previously filed financial statements should no longer be relied upon, we suspended our registration statement on Form S-8, and options held by certain former employees were scheduled to expire during this suspension period. We have extended the post-termination exercise period for some former employees whose options would have expired to allow for a 30-day period to exercise in-the-money options after we become current with our SEC filings. This modification results in a compensation charge that will be recorded in our third fiscal quarter of 2007 in the amount of $392,000. For those former officers and employees whose in-the-money options have expired, we expect to accrue in our fourth fiscal quarter of 2007 compensation expense for an expected cash payment of approximately $800,000. We have also agreed to extend the post termination exercise period for current employees that may leave the company whose options may expire to allow for a 30-day period to exercise in-the-money options after we become current with our SEC filings. This modification results in a compensation charge that will be recorded in our third fiscal quarter of 2007 in the amount of $99,000.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. For example, the Internal Revenue Service (“IRS”) has completed its examination of our fiscal year 2002 federal income tax return and has issued a notice of proposed adjustment. A settlement was reached in May 2006 in which adequate amounts had been provided in prior periods. The assessment was recorded in the fourth fiscal quarter of 2006. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Impairment of Long-Lived Assets.    We evaluate our long-lived assets, including purchased intangible assets, whenever certain events or changes in circumstances indicate that the carrying value of assets may not be recoverable or that the estimated useful life of the asset has changed. In order to judge the carrying value of an asset or the remaining useful life of an asset, we make various assumptions about the value of the asset in the future. This may include assumptions about future prospects for the products to which the asset relates and typically involves computations of the estimated future cash flows to be generated by these products. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds the fair value of the assets is recognized. Judgments and assumptions about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in business strategy and our internal forecasts. For example, research and development expense in fiscal 2004 included $1.7 million related to the accelerated amortization and depreciation of certain computer aided design tool and software assets whose estimated useful lives were reduced because of the restructuring actions announced in the fourth quarter of fiscal 2003.

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

Accrued Facilities Restructuring Costs.    In October 2002, we exited our Denmark research facility, and we recorded a restructuring charge in the second quarter of fiscal 2003 to reflect the anticipated costs of the restructuring. Among other things, the anticipated costs included lease charges that were based on assumptions about the estimated period to sublease the facilities and future rental income. The sublease income estimate and the estimated period to sublease the facility entail a high level of management judgment. For example, on September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our lease obligation in return for a lump sum payment of approximately $1.9 million, resulting in additional charges of $277,000 in the first quarter of fiscal 2005.

Stock-Based Compensation.    Prior to July 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS No. 148).

Under the provisions of APB No. 25, compensation expense is recognized for options to purchase our common stock that were granted with an exercise price lower than fair market value of our common stock on the measurement date. The compensation expense is equal to the excess of fair market value of our common stock over the exercise price. We have elected to amortize compensation expense over the vesting period based on an accelerated attribution method. Under this attribution method, we separate a grant with graded vesting terms in to multiple tranches. Each tranche includes number of shares that vest during a twelve month period. Compensation cost for each tranche is recognized as if each tranche were a separate award.

Under the provisions of APB No. 25, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. No expense was recognized in connection with purchases under our employee stock purchase plan in fiscal years 2005 and 2004.

Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment using the modified prospective method which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

In connection with the restatement of our consolidated financial statements, we applied judgment in determining new measurement dates for prior option grants. Information regarding the restatement is set forth in the “Explanatory Note” immediately preceding Part I, Item 1 and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements of this Form 10-K.

Judgments

Please see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations Background of the Stock Option Investigation, Findings, Restatement of Consolidated Financial Statements—Judgment.”

Results of Operation — Years Ended June 30, 2006, 2005 and 2004

Revenue.    Total revenue consists of royalties and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. Contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2006, 2005 and 2004 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2006	2005	Change in Percent 2005-2006	2004	Change in Percent 2004-2005
Revenue
Royalties	$36.7	$30.0	22%	$23.4	28%
Percentage of Total Revenue	57%	49%		49%
Contract Revenue	27.4	31.2	(12%)	24.5	28%
Percentage of Total Revenue	43%	51%		51%

Total Revenue	$64.1	$61.2	5%	$47.9	28%

Fiscal 2006 compared to fiscal 2005.    The 22% increase in royalties primarily resulted from a $5.2 million increase in royalties under license agreements signed since our initial public offering in June 1998 due to an increase in unit shipments by certain licensees and an increase in the overall number of licensees reporting royalties. Royalties from our legacy agreements, which were signed prior to our IPO, represented $1.5 million of the increase. The 12% decrease in contract revenue was primarily due to a decline in revenue from MIPS32 24K core family revenue of $1.7 million and MIPS 4K core family revenue of $4.5 million offset in part by an increase in the MIPS32 34K core family of $2.3 million. The decrease in fees for developed technology was primarily due to the completion of 25 new license agreements including 9 agreements for the MIPS 24K core family during fiscal 2006 compared to 43 agreements including 14 agreements for the MIPS 24K core family completed in fiscal 2005. There was an increase in contract revenue of $2.0 million in fiscal 2006 associated with the FS2 acquisition.

Fiscal 2005 compared to fiscal 2004.    Contract revenue increased 28% due to an increase in fees from developed technology as a total of 43 new license agreements were completed during fiscal 2005 compared to 35 agreements in fiscal 2004, resulting in an increase of $7.0 million in fees for currently available technology primarily from our MIPS32 24K core family. The 28% increase in royalties resulted from a $10.3 million increase in post-IPO royalties as customers under these agreements are shipping more products incorporating our technology. This increase was offset in part by a decline of $3.7 million in pre-IPO royalties.

International revenue accounted for approximately 51% of our total revenue in fiscal 2006, 39% of our total revenue in fiscal 2005 and 47% of our total revenue in fiscal 2004. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

Cost and Expenses.    Our cost and expenses in fiscal 2006, 2005 and 2004 were as follows (in millions):

	2006	2005	Change in Percent 2005-2006	2004	Change in Percent 2004-2005
		As restated (1)		As restated (1)
Cost and Expenses
Research and Development	$28.2	$22.0	28%	$24.1	(9%)
Sales and Marketing	$18.6	$14.9	25%	$12.0	24%
General and Administrative	$12.2	$10.3	18%	$8.5	21%

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

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

Fiscal 2006 compared to fiscal 2005.    Research and development expenses increased in fiscal 2006 primarily due to the recognition of $4.0 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. The stock-based compensation charge included a non-recurring charge of $1.2 million related to the options that were the subject of the Denmark lawsuit settlement reached in September 2005. In addition, salary expense increased by $1.9 million due to an increase in headcount of 14 employees, including the FS2 employees, and amortization expense increased by $845,000 due to an increase in our computer-aided design tool asset base to support our increased headcount and our development center in China, and the intangible assets acquired in the FS2 acquisition. These increases were offset in part by a decrease in bonus and profit sharing expense of $1.3 million as we did not reach plan targets in fiscal 2006.

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

Our research and development staff increased to 102 persons at June 30, 2006, compared to 88 persons at June 30, 2005, and 64 persons at June 30, 2004, as we added more resources for projects under development. We expect our research and development expenses to increase in fiscal 2007 as we invest in additional projects to support our growth.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2006 compared to fiscal 2005.    Sales and marketing expense increased in fiscal 2006 primarily due to the recognition of $1.9 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. In addition, increases in average headcount and salaries led to an increase in salary expense of $914,000. There was also an increase of $491,000 primarily due to the completion of project milestones related to the FS2 acquisition, $467,000 primarily due to the completion, by third party tool vendors, of certain project milestones during the period related to various on-going third party marketing projects and an increase of $635,000 for the purchase of evaluation boards and amortization expense related to FS2 intellectual property and other assets. These increases were partially offset by a decrease in commission and bonus expense of $1,147,000 because our commissionable revenue decreased and because we did not reach bonus plan targets in fiscal 2006.

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

We incur expenses related to third party software development tools when we enter into agreements with tool vendors to develop software tools that are compatible with our products such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party’s attainment of specified milestones and vary from period to period. Our commitments at June 30, 2006, under these agreements are immaterial.

Our sales and marketing staff was 46 persons at June 30, 2006, compared to 43 persons at June 30, 2005, and 35 persons at June 30, 2004. We expect that our sales and marketing expenses will increase in fiscal 2007 as we focus additional resources on expanding our market presence.

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

Fiscal 2006 compared to fiscal 2005.    General and administrative expenses increased in fiscal 2006 primarily due to the recognition of $2.4 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. This increase was partially offset by a decrease in bonus expense of $977,000 because our bonus plan targets were not met in fiscal 2006.

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

Acquired In-process Research and Development.    In September 2005, we completed the acquisition of FS2, a design services and development tools company based in Lake Oswego, Oregon, for cash consideration. FS2’s products and services will provide value to our customer base by improving performance analysis and de-bugging capability and accelerating time to market of their products. We recorded a charge in fiscal 2006 of $570,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

Restructuring.    In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in California and in our then recently acquired design center in the United Kingdom. The restructuring expense of $3.2 million in fiscal 2004 included $1.4 million of additional expense based upon our revised estimate of sublease income during the remainder of the lease term related to our Denmark design center facilities. In September 2004, we entered into an agreement with the landlord of our Denmark design center facilities and obtained a new tenant which allowed us to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

In the fourth quarter of fiscal 2003, we announced a restructuring plan intended to reduce our operating expenses. The plan included the termination of approximately 57 employees and contractors or approximately one-third of our workforce. The restructuring expense of $3.2 million in fiscal 2004 consisted of $1.8 million related to this restructuring action including the termination of our custom core team in September 2003.

Other Income, Net.    Other income, net in fiscal 2006, 2005 and 2004 were as follows (in thousands):

	Years Ended June 30,
	2006	2005 As restated (1)	2004 As restated (1)
Interest income	$4,413	$2,066	$852
Interest expense	(2)	(2)	—
Other	(38)	686	(218)

Other income, net	$4,373	$2,750	$634

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The increase in interest income in both fiscal 2006 and 2005 was primarily due to higher cash and investment balances and higher interest rates. In fiscal 2005, other included realized foreign currency translation gains of $672,000 arising from disposition of certain overseas subsidiaries.

Income Taxes.    In fiscal 2006, we recorded an income tax benefit of $2.2 million. This is primarily the result of the release of tax reserves due to the settlement of our IRS examination for the fiscal year 2002 federal income tax return, offset by tax on operating income at an effective tax rate of 22%. The annual effective tax rate of 22% is lower than the applicable combined federal and state statutory rate due to the utilization of foreign tax credits and general business tax credits. We recorded an income tax provision of $1.3 million in fiscal 2005. The annual effective tax rate of 8% for the year ended June 30, 2005 is lower than the applicable combined federal and statutory rate primarily due to the utilization of net operating loss, foreign tax credit and general business tax credit carryovers from prior years. We recorded an income tax provision of $2.4 million in fiscal 2004 which consists primarily of foreign income taxes and foreign withholding taxes.

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

Liquidity and Capital Resources

At June 30, 2006, we had cash, cash equivalents and marketable investments of $121.2 million, an increase of $9.7 million from June 30, 2005, and working capital of $117.3 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities, and acquisition of technologies. In fiscal 2006, we primarily generated cash from operations and financing activities and we used cash primarily for investing activities. The following table summarizes selected items (in thousands) from our statement of cash flows for fiscal 2006, 2005 and 2004. For complete statements of cash flows for those periods, see our consolidated financial statements in Item 8.

	Years Ended June 30,
	2006	2005 As restated (1)	2004 As restated (1)
Net cash provided by operating activities	$12,965	$13,719	$11,104
Net income (loss)	11,021	15,186	(1,715)
Depreciation	1,628	1,840	3,207
Stock based compensation	8,332	958	961
Acquired in-process research and development	570	—	—
Amortization of intangibles	1,259	553	593
Accounts receivable	(1,810)	(56)	2,274
Prepaid expenses	(262)	338	459
Other assets	(1,048)	(2,230)	2,203
Other current accrued liabilities	21	(2,579)	(1,117)
Income tax payable	(3,097)	(343)	1,023
Accrued compensation	(1,805)	54	1,563

Net cash used in investing activities	$(8,325)	$(5,518)	$(17,598)
Net maturities (purchases) of marketable investments	971	(4,350)	(15,009)
Capital expenditures	(2,179)	(1,168)	(2,589)
Investments in private company	(4,500)	—	—
Acquisition of First Silicon Solutions, Inc., net	(2,857)	—	—

Net cash provided by financing activities	$5,198	$5,152	$1,004
Net proceeds from issuance of common stock	5,098	5,152	1,004

Net increase (decrease) in cash and cash equivalents	$9,795	$13,351	$(5,504)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

For fiscal 2006, our operating activities provided net cash of $13.0 million primarily reflecting our net income and adjustments for in-process research and development charges related to the FS2 acquisition and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in income taxes payable due to tax payment provisions for the period. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the year, an increase in other assets primarily due to prepaid royalties net of amortization of $503,000 and an increase in the cash surrender value on life insurance policies of $578,000, and a decrease in accrued compensation which included $1.5 million in executive bonus and performance bonus payments from our prior fiscal year.

For fiscal 2005, our operating activities generated cash of $13.7 million primarily due to our net income of $15.2 million. In addition, we had non-cash charges including depreciation and amortization of intangibles which were slightly offset by an increase in other assets due to the purchase of additional computer aided design time-based licenses, and a decrease in other current accrued liabilities primarily due to the payment of our fiscal 2005 business insurance renewal and other accrued amounts along with final payments made under our October 2002 restructuring action.

For fiscal 2004, our operating activities generated cash of $11.1 million due to our net loss of $1.7 million offset by non-cash charges including depreciation and amortization of intangibles. In addition, cash was generated from the decrease in accounts receivable due to collections and timing of licensing agreements along with a decrease in prepaid expenses and other assets due to amortization on our computer aided design time-based licenses offset in part by a decrease in other current accrued liabilities due to final payments made under our May 2003 restructuring action. The increase in accrued compensation was primarily due to profit sharing and executive bonus to be paid after the end of the fiscal year.

Net cash used in investing activities was $8.3 million for fiscal 2006 primarily due to investments made in two privately-held companies, as well as our acquisition of First Silicon Solutions, Inc. Net cash used in investing activities was $5.5 million for fiscal 2005, and $17.6 million for fiscal 2004 primarily due to net purchases of marketable investments and capital expenditures.

Net cash provided by financing activities was $5.2 million in fiscal 2006, $5.2 million in fiscal 2005 and $1.0 million in fiscal 2004. Net cash provided by financing activities for all periods presented consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans.

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

Contractual Obligations

Our contractual obligations as of June 30, 2006, were as follows:

Payments due by period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,201	$1,612	$2,589	—	—
Purchase obligations (2)	3,289	3,289	—	—	—
Other short-term liabilities (3)	676	676	—	—	—
Other long-term liabilities reflected on our consolidated balance sheet under GAAP (4)	1,992	—	1,992	—	—

Total	$10,158	$5,577	$4,581	—	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)	Amount represents an escrow account, which will be settled 18 months from the acquisition date, related to the FS2 acquisition completed in September 2005 and is included in the consolidated balance sheet as of June 30, 2006.

(4)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees.

Off-Balance-Sheet Arrangements

As of June 30, 2006, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS as of July 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our results of operations and financial position.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures, about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of SAB No. 108 to have a material impact on our consolidated financial statements.

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

The following tables present the effects of adjustments made to our previously reported selected quarterly financial information for the first three quarters of fiscal 2006 and for the four quarters of fiscal 2005 (in thousands, except per share amounts):

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenue:
Royalties	$6,721	$7,596	$8,609	$7,062	$8,054	$8,930	$9,334	$10,357
Contract revenue	7,885	7,938	8,186	7,222	3,889	7,445	8,163	7,882

Total revenue	14,606	15,534	16,795	14,284	11,943	16,375	17,497	18,239
Costs and expenses:
Research and development	5,229	5,096	5,786	5,868	7,521	6,163	6,981	7,503
Sales and marketing	3,076	3,706	3,911	4,210	3,844	5,117	4,808	4,868
General and administrative	2,332	2,252	2,916	2,811	3,009	3,201	3,051	2,967
Restructuring	277	—	—	—	—	—	—	—

Acquired in-process research and development	—	—	—	—	570	—	—	—

Total costs and expenses	10,914	11,054	12,613	12,889	14,944	14,481	14,840	15,338
Operating income (loss)	3,692	4,480	4,182	1,395	(3,001)	1,894	2,657	2,901
Other income, net	257	404	565	1,523	825	1,002	1,149	1,396

Income (loss) before income taxes	3,949	4,884	4,747	2,918	(2,176)	2,896	3,806	4,297

Provision (benefit) for income taxes	320	394	383	215	(411)	554	837	(3,178)

Net income	$3,629	$4,490	$4,364	$2,703	$(1,765)	$2,342	$2,969	$7,475

Net income per basic share	$0.09	$0.11	$0.10	$0.06	$(0.04)	$0.06	$0.07	$0.17

Net income per diluted share	$0.08	$0.10	$0.09	$0.06	$(0.04)	$0.05	$0.07	$0.17

	Three Months Ended September 30, 2004				Three Months Ended December 31, 2004
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated

Revenue:
Royalties	$6,721	$—	$—	$6,721	$7,596	$—	$—	$7,596
Contract revenue	7,885	—	—	7,885	7,938	—	—	7,938

Total revenue	14,606	—	—	14,606	15,534	—	—	15,534
Costs and expenses:
Research and development	5,207	22	—	5,229	5,080	16	—	5,096
Sales and marketing	3,045	31	—	3,076	3,696	10	—	3,706
General and administrative	2,321	11	—	2,332	2,245	7	—	2,252
Restructuring	277	—	—	277	—	—	—	—

Total costs and expenses	10,850	64	—	10,914	11,021	33	—	11,054

Operating income	3,756	(64)	—	3,692	4,513	(33)	—	4,480
Other income, net	245	—	12	257	369	—	35	404

Income (loss) before income taxes	4,001	(64)	12	3,949	4,882	(33)	35	4,884
Provision (benefit) for income taxes	880	—	(560)	320	1,340	—	(946)	394

Net income	$3,121	$(64)	$572	$3,629	$3,542	$(33)	$981	$4,490

Per basic share amounts:
Net income per basic share	$0.08	$—	$0.01	$0.09	$0.09	$—	$0.02	$0.11

Per diluted share amounts:
Net income per diluted share	$0.07	$—	$0.01	$0.08	$0.08	$—	$0.02	$0.10

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and income tax errors. The $981,000 adjustment during the three months ended December 31, 2004 and the $572,000 adjustment during the three months ended September 30, 2004 primarily pertains to the application of the annual income tax provision rate finalized at fiscal year-end to determine the estimated income tax provision for the quarter.

	Three Months Ended March 31, 2005				Three Months Ended June 30, 2005
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated

Revenue:
Royalties	$8,609	$—	$—	$8,609	$7,062	$—	$—	$7,062
Contract revenue	8,186	—	—	8,186	7,222	—	—	7,222

Total revenue	16,795	—	—	16,795	14,284	—	—	14,284
Costs and expenses:
Research and development	5,772	14	—	5,786	5,853	15	—	5,868
Sales and marketing	3,899	12	—	3,911	4,212	(2)	—	4,210
General and administrative	2,910	6	—	2,916	2,805	6	—	2,811
Acquired in-process research and development	—	—	—	—	—	—	—	—

Total costs and expenses	12,581	32	—	12,613	12,870	19	—	12,889
Operating income	4,214	(32)	—	4,182	1,414	(19)	—	1,395
Other income, net	580	—	(15)	565	1,217	—	306	1,523

Income (loss) before income taxes	4,794	—	(15)	4,747	2,631	(19)	306	2,918
Provision (benefit) for income taxes	788	—	(405)	383	(1,609)	—	1,824	215

Net income	$4,006	$(32)	$390	$4,364	$4,240	$(19)	$(1,518)	$2,703

Per basic share amounts:
Net income per basic share	$0.10	$—	$—	$0.10	$0.10	$—	$(0.04)	$0.06

Per diluted share amounts:
Net income per diluted share	$0.09	$—	$—	$0.09	$0.09	$—	$(0.03)	$0.06

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and income tax errors. The $1.5 million adjustment during the three months ended June 30, 2005 primarily pertains to the application of the annual income tax provision rate finalized at fiscal year-end to determine the estimated income tax provision for the quarter.

	Three Months Ended September 30, 2005				Three Months Ended December 31, 2005
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Revenue:
Royalties	$8,054	$—	$—	$8,054	$8,930	$—	$—	$8,930
Contract revenue	3,889	—	—	3,889	7,445	—	—	7,445

Total revenue	11,943	—	—	11,943	16,375	—	—	16,375
Costs and expenses:
Research and development	9,528	130	(2,137)	7,521	6,189	(20)	(6)	6,163
Sales and marketing	3,829	37	(22)	3,844	5,097	(30)	50	5,117
General and administrative	2,853	177	(21)	3,009	3,232	(15)	(16)	3,201
Acquired in-process research and development	570	—	—	570	—	—	—	—

Total costs and expenses	16,780	344	(2,180)	14,944	14,518	(65)	28	14,481
Operating income (loss)	(4,837)	(344)	2,180	(3,001)	1,857	65	(28)	1,894
Other income, net	809	—	16	825	1,003	—	(1)	1,002

Income (loss) before income taxes	(4,028)	(344)	2,196	(2,176)	2,860	65	(29)	2,896
Provision (benefit) for income taxes	(694)	—	283	(411)	457	—	97	554

Net income (loss)	$(3,334)	$(344)	$1,913	$(1,765)	$2,403	$65	$(126)	$2,342

Per basic share amounts:
Net income (loss) per basic share	$(0.08)	$(0.01)	$0.05	$(0.04)	$0.06	$—	$—	$0.06

Per diluted share amounts:
Net income (loss) per diluted share	$(0.08)	$(0.01)	$0.05	$(0.04)	$0.05	$—	$—	$0.05

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and income tax errors. The $1.9 million adjustment during the three months ended September 30, 2005 primarily pertains to the correction of an input used to estimate the fair value of the options reinstated pursuant to the Denmark lawsuit settlement.

	Three Months Ended March 31, 2006
	As Reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)	As Restated
Revenue:
Royalties	$9,334	$—	$—	$9,334
Contract revenue	8,163	—	—	8,163

Total revenue	$17,497	$—	$—	$17,497
Costs and expenses:
Research and development	7,071	(60)	(30)	6,981
Sales and marketing	4,799	30	(21)	4,808
General and administrative	3,195	(122)	(22)	3,051

Total costs and expenses	15,065	(152)	(73)	14,840
Operating income	$2,432	$152	$73	$2,657
Other income, net	1,120	—	29	1,149

Income before income taxes	3,552	152	102	3,806
Provision (benefit) for income taxes	1,327	—	(490)	837

Net income	$2,225	$152	$592	$2,969

Per basic share amounts:
Net income per basic share	$0.05	$0.01	$0.01	$0.07

Per diluted share amounts:
Net income per diluted share	$0.05	$0.01	$0.01	$0.07

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation.

(3)	Correction of other accounting and tax errors. The $592,000 adjustment during the three months ended March 31, 2006 primarily pertains to the application of the annual income tax provision rate finalized at fiscal year-end to determine the estimated income tax provision for the quarter.

CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2005 AND FISCAL 2006

(in thousands except per share data)

	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2006
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$74,106	$79,809	$86,875	$91,686	$85,651	$90,526	$97,132
Marketable investments	19,990	19,893	19,800	19,825	19,864	19,852	19,726
Accounts receivable	3,250	5,196	4,437	2,544	3,466	3,809	5,023
Prepaid expenses and other current assets	2,008	1,844	1,269	2,813	2,425	2,412	2,770

Total current assets	99,354	106,742	112,381	116,868	111,406	116,599	124,651
Equipment, furniture and property, net	3,177	3,222	3,208	2,899	2,831	2,932	3,345
Intangible assets, net	3,028	2,898	2,761	2,623	5,897	5,626	5,335
Other assets	2,800	2,756	3,797	5,156	6,625	7,851	7,457

	$108,359	$115,618	$122,147	$127,546	$126,759	$133,008	$140,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,025	$484	$562	$1,346	$293	$1,239	$230
Accrued liabilities	8,050	8,633	8,865	11,754	9,577	9,036	11,663
Deferred revenue	3,056	3,362	2,019	2,825	1,992	2,418	2,169

Total current liabilities	12,131	12,479	11,446	15,925	11,862	12,693	14,062
Long-term liabilities	2,515	2,667	2,800	2,938	4,146	4,358	3,402

	14,646	15,146	14,246	18,863	16,008	17,051	17,464
Stockholders’ equity:
Common stock	41	41	42	42	42	42	43
Preferred stock	—	—	—	—	—	—	—
Additional paid-in capital	216,822	218,736	221,547	220,126	223,236	226,170	230,558
Accumulated other comprehensive income	814	961	1,008	70	68	(2)	7
Deferred compensation	(1,614)	(1,407)	(1,200)	(763)	—	—	—
Accumulated deficit	(122,350)	(117,859)	(113,496)	(110,792)	(112,595)	(110,253)	(107,284)

Total stockholders’ equity	93,713	100,472	107,901	108,683	110,751	115,957	123,324

	$108,359	$115,618	$122,147	$127,546	$126,759	$133,008	$140,788

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2005

(in thousands)

		As of September 30, 2004		As restated	As reported	As of December 31, 2004		As restated
	As reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)			Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)
Assets
Current assets:
Cash and cash equivalents	$74,106	$—	$—	$74,106	$79,809	$—	$—	$79,809
Marketable investments	19,990	—	—	19,990	19,893	—	—	19,893
Accounts receivable	3,250	—	—	3,250	5,196	—	—	5,196
Prepaid expenses and other current assets	2,008	—	—	2,008	1,844	—	—	1,844

Total current assets	99,354	—	—	99,354	106,742	—	—	106,742
Equipment, furniture and property, net	3,177	—	—	3,177	3,222	—	—	3,222
Intangible assets, net	3,028	—	—	3,028	2,898	—	—	2,898
Other assets	2,800	—	—	2,800	2,756	—	—	2,756

Total assets	$108,359	$—	$—	$108,359	$115,618	$—	$—	$115,618

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	1,025	—	—	1,025	484	—	—	484
Accrued liabilities	8,701		(651)	8,050	10,231	—	(1,598)	8,633
Deferred revenue	3,056	—	—	3,056	3,362	—	—	3,362

Total current liabilities	12,782		(651)	12,131	14,077	—	(1,598)	12,479
Long-term liabilities	2,515	—	—	2,515	2,667	—	—	2,667

	15,297	—	(651)	14,646	16,744	—	(1,598)	15,146
Stockholders’ equity:
Common stock	41	—	—	41	41	—	—	41
Preferred stock	—	—	—	—	—	—	—	—
Additional paid-in capital	182,339	34,483	—	216,822	184,220	34,516	—	218,736
Accumulated other comprehensive income	881	—	(67)	814	1,063	—	(102)	961
Deferred compensation	(1,256)	(358)	—	(1,614)	(1,049)	(358)	—	(1,407)
Accumulated deficit	(88,943)	(34,125)	718	(122,350)	(85,401)	(34,158)	1,700	(117,859)

Total stockholders’ equity	93,062	—	651	93,713	98,874	—	1,598	100,472

	$108,359	$—	$—	$108,359	$115,618	$—	$—	$115,618

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors. The $651,000 and $1.6 million adjustments to accrued liabilities as of September 30, 2004 and December 31, 2004, respectively, primarily pertain to the application of the annual income tax provision rate finalized at fiscal year-end to determine the estimated income tax provision for the quarter and an adjustment for foreign tax calculations.

		As of March 31, 2005			As restated	As reported	As of June 30, 2005		As restated
	As reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)				Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)
Assets
Current assets:
Cash and cash equivalents	$86,875	$—	$		$86,875	$91,686	$—	$—	$91,686
Marketable investments	19,800	—		—	19,800	19,825	—	—	19,825
Accounts receivable	4,437	—		—	4,437	2,544	—	—	2,544
Prepaid expenses and other current assets	1,269	—		—	1,269	2,813	—	—	2,813

Total current assets	112,381	—		—	112,381	116,868	—	—	116,868
Equipment, furniture and property, net	3,208	—		—	3,208	2,899	—	—	2,899
Intangible assets, net	2,761	—		—	2,761	2,623	—	—	2,623
Other assets	3,797	—		—	3,797	5,156	—	—	5,156

Total assets	$122,147	$—		$—	$122,147	$127,546	$—	$—	$127,546

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	562	—		—	562	1,346	—	—	1,346
Accrued liabilities	10,867	—		(2,002)	8,865	12,058	(127)	(177)	11,754
Deferred revenue	2,019	—		—	2,019	2,825	—	—	2,825

Total current liabilities	13,448	—		(2,002)	11,446	16,229	(127)	(177)	15,925
Long-term liabilities	2,800	—		—	2,800	2,938	—	—	2,938

	16,248	—		(2,002)	14,246	19,167	(127)	(177)	18,863

Stockholders’ equity:
Common stock	42	—		—	42	42	—	—	42
Preferred stock	—	—		—	—	—	—	—	—
Additional paid-in capital	186,998	34,549		—	221,547	185,663	34,463	—	220,126
Accumulated other comprehensive income	1,096	—		(88)	1,008	464	—	(394)	70
Deferred compensation	(842)	(358)		—	(1,200)	(635)	(128)	—	(763)
Accumulated deficit	(81,395)	(34,191)		2,090	(113,496)	(77,155)	(34,208)	571	(110,792)

Total stockholders’ equity	105,899	—		2,002	107,901	108,379	127	177	108,683

	$122,147	$—		$—	$122,147	$127,546	$—	$—	$127,546

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors. The $2.0 million adjustment to accrued liabilities as of March 31, 2005 primarily pertains to application of the annual income tax provision rate finalized at fiscal year-end to determine the estimated income tax provision for the quarter and the adjustment for foreign tax calculations.

RECONCILIATION OF CONSOLIDATED BALANCE SHEETS

FOR INTERIM PERIODS OF FISCAL 2006

(in thousands)

		As of September 30, 2005		As restated	As reported	As of December 31, 2005		As restated
	As reported	Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)			Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)
Assets
Current assets:
Cash and cash equivalents	$85,651	$—	$—	$85,651	$90,526	$—	$—	$90,526
Marketable investments	19,864	—	—	19,864	19,852	—	—	19,852
Accounts receivable	3,466	—	—	3,466	3,809	—	—	3,809
Prepaid expenses and other current assets	2,425	—	—	2,425	2,412	—	—	2,412

Total current assets	111,406	—	—	111,406	116,599	—	—	116,599
Equipment, furniture and property, net	2,831	—	—	2,831	2,932	—	—	2,932
Intangible assets, net	5,897	—	—	5,897	5,726	—	(100)	5,626
Other assets	6,625	—	—	6,625	7,851	—	—	7,851

Total assets	$126,759	$—	$—	$126,759	$133,108	$—	$(100)	$133,008

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	293	—	—	293	1,239	—	—	1,239
Accrued liabilities	9,599	(127)	105	9,577	8,960	(127)	203	9,036
Deferred revenue	1,992	—	—	1,992	2,418	—	—	2,418

Total current liabilities	11,884	(127)	105	11,862	12,617	(127)	203	12,693
Long-term liabilities	4,146	—	—	4,146	4,358	—	—	4,358

	16,030	(127)	105	16,008	16,975	(127)	203	17,051

Stockholders’ equity:
Common stock,	42	—	—	42	42	—	—	42
Preferred stock,	—	—	—	—	—	—	—	—
Additional paid-in capital	191,270	34,336	(2,370)	223,236	194,237	34,336	(2,403)	226,170
Accumulated other comprehensive income	478	—	(410)	68	407	—	(409)	(2)
Deferred compensation	(535)	—	535	—	(430)	—	430	—
Accumulated deficit	(80,526)	(34,209)	2,140	(112,595)	(78,123)	(34,209)	2,079	(110,253)

Total stockholders’ equity	110,729	127	(105)	110,751	116,133	127	(303)	115,957

	$126,759	$—	$—	$126,759	$133,108	$—	$(100)	$133,008

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors. The $2.4 million decrease to Additional paid-in capital as of September 30, 2005 and December 31, 2005 primarily pertains to the correction of an input used to estimate the fair value of the options that were the subject of the Denmark lawsuit settlement reached in September 2005.

	As reported	As of March 31, 2006		As restated
		Stock-Based Compensation Adjustments (1) (2)	Other Adjust- ments (1) (3)
Assets
Current assets:
Cash and cash equivalents	$97,132	$—	$—	$97,132
Marketable investments	19,726	—	—	19,726
Accounts receivable	5,023	—	—	5,023
Prepaid expenses and other current assets	2,770	—	—	2,770

Total current assets	124,651	—	—	124,651
Equipment, furniture and property, net	3,345	—	—	3,345
Intangible assets, net	5,435	—	(100)	5,335
Other assets	7,457	—	—	7,457

Total assets	$140,888	$—	$(100)	$140,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	230	—	—	230
Accrued liabilities	12,077	(127)	(287)	11,663
Deferred revenue	2,169	—	—	2,169

Total current liabilities	14,476	(127)	(287)	14,062
Total long-term liabilities	3,402	—	—	3,402

	17,878	(127)	(287)	17,464

Stockholders’ equity:
Common stock,	43	—	—	43
Preferred stock,	—	—	—	—
Additional paid-in capital	198,419	34,336	(2,197)	230,558
Accumulated other comprehensive income	446	—	(439)	7
Deferred compensation	—	—	—	—
Accumulated deficit	(75,898)	(34,209)	2,823	(107,284)

Total stockholders’ equity	123,010	127	187	123,324

	$140,888	$—	$(100)	$140,788

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

(2)	Stock-based compensation related to the stock option investigation and associated income tax impact.

(3)	Correction of other accounting and income tax errors. The $2.2 million decrease to Additional paid-in capital as of March 31, 2006 primarily pertains to the correction of an input used to estimate the fair value of the options that were the subject of the Denmark lawsuit settlement reached in September 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2006 and 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2006, 2005 (as restated) and 2004 (as restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2006 and 2005 (as restated), and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on July 1, 2005, MIPS Technologies, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Note 3 to the consolidated financial statements, MIPS Technologies, Inc. has restated previously issued consolidated financial statements as of June 30, 2005 and for each of the two years in the period ended June 30, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2007 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on, the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

June 28, 2007

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2006	2005
		As Restated (1)
ASSETS
Current assets:
Cash and cash equivalents	$101,481	$91,686
Marketable investments	19,725	19,825
Accounts receivable	4,631	2,544
Prepaid expenses and other current assets	3,157	2,813

Total current assets	128,994	116,868
Equipment, furniture and property, net	2,718	2,899
Intangible assets, net	5,044	2,623
Other assets	11,183	5,156

	$147,939	$127,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,313	$1,346
Accrued liabilities	8,287	11,754
Deferred revenue	2,143	2,825

Total current liabilities	11,743	15,925
Long-term liabilities	2,966	2,938

	14,709	18,863
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2006 and 2005 respectively; and 43,507,685 and 42,495,427 shares outstanding at June 30, 2006 and 2005, respectively, net of 22,725 and 17,361 reacquired shares at June 30, 2006 and at June 30, 2005, respectively	43	42
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	232,855	220,126
Accumulated other comprehensive income	142	70
Deferred compensation	—	(763)
Accumulated deficit	(99,810)	(110,792)

Total stockholders’ equity	133,230	108,683

	$147,939	$127,546

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Revenue:
Royalties	$36,675	$29,988	$23,439
Contract revenue	27,379	31,231	24,446

Total revenue	64,054	61,219	47,885
Costs and expenses
Research and development	28,168	21,980	24,110
Sales and marketing	18,637	14,902	11,984
General and administrative	12,229	10,312	8,549
Acquired in-process research and development	570	—	—
Restructuring	—	277	3,233

Total costs and expenses	59,604	47,471	47,876

Operating income	4,450	13,748	9
Other income, net	4,373	2,750	634

Income before income taxes	8,823	16,498	643
Provision (benefit) for income taxes	(2,198)	1,312	2,358

Net income (loss)	$11,021	$15,186	$(1,715)

Net income (loss) per basic share	$0.26	$0.37	$(0.04)

Net income (loss) per diluted share	$0.25	$0.34	$(0.04)

Shares used in computing basic net income (loss) per share	42,894	41,518	40,434

Shares used in computing diluted net income (loss) per share	44,611	44,974	40,434

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock				Additional Paid-in-Capital	Accumulated Other Comprehensive Income(loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Class A Shares	Class B Shares	Common Shares	Amount
				As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)	As Restated (1)
Balances at June 30, 2003	15,499,010	25,057,715	—	$40	$215,100	$689	$(2,190)	$(124,263)	$89,376
Common stock issued under employee stock option and purchase plans	281,923	—	181,413	1	1,007	—	—	—	1,008
Stock conversion	(15,780,933)	(25,057,715)	40,838,648	—	—	—	—	—	—
Deferred compensation amortization	—	—	—	—	(179)	—	1,137	—	958
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(1,715)	(1,715)
Unrealized loss on available-for-sale securities	—	—	—	—	—	(54)	—	—	(54)
Currency translation adjustment	—	—	—	—	—	176	—	—	176

Total comprehensive loss									(1,593)

Balances at June 30, 2004	—	—	41,020,061	41	215,928	811	(1,053)	(125,978)	89,749
Common stock issued under employee stock option and purchase plans	—	—	1,475,366	1	5,906	—	808	—	6,715
Deferred compensation amortization	—	—	—	—	(81)	—	(518)	—	(599)
Adjustment of tax benefits relating to stock option exercises	—	—	—	—	(1,627)	—	—	—	(1,627)
Comprehensive income:
Net income	—	—	—	—	—	—	—	15,186	15,186
Unrealized gain on available-for-sale securities	—	—	—	—	—	7	—	—	7
Currency translation adjustment	—	—	—	—	—	(748)	—	—	(748)

Total comprehensive income									14,445

Balances at June 30, 2005	—	—	42,495,427	42	220,126	70	(763)	(110,792)	108,683
Common stock issued under employee stock option and purchase plans, net	—	—	1,012,258	1	5,136	—	—	(39)	5,098
Stock-based employee compensation cost	—	—	—	—	8,332	—	—	—	8,332
Reclassification of unearned deferred compensation upon adoption of FAS 123(R)	—	—	—	—	(763)	—	763	—	—
Adjustment of tax benefits relating to stock option exercises	—	—	—	—	24	—	—	—	24
Comprehensive income:
Net income	—	—	—	—	—	—	—	11,021	11,021
Unrealized gain on available-for-sale securities	—	—	—	—	—	1	—	—	1
Currency translation adjustment	—	—	—	—	—	71	—	—	71

Total comprehensive income									11,093

Balances at June 30, 2006	—	—	43,507,685	$43	$232,855	$142	$—	$(99,810)	$133,230

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Operating activities:
Net income (loss)	$11,021	$15,186	$(1,715)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	1,628	1,840	3,207
Stock based compensation.	8,332	958	961
Acquired in-process research and development	570	—	—
Amortization of intangibles	1,259	553	593
Other non-cash charges	(1,057)	(412)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(1,810)	(56)	2,274
Prepaid expenses	(262)	338	459
Other assets	(1,048)	(2,230)	2,203
Accounts payable	(33)	91	751
Accrued compensation	(1,805)	54	1,563
Other current accrued liabilities	21	(2,579)	(1,117)
Income tax payable	(3,097)	(343)	1,023
Deferred revenue	(826)	(625)	1,200
Excess tax benefits from stock based compensation	(100)	—	—
Long-term liabilities	172	944	(248)

Net cash provided by operating activities	12,965	13,719	11,104
Investing activities:
Purchases of marketable investments	(54,029)	(49,435)	(39,912)
Maturities of marketable investments	55,000	45,085	24,903
Capital expenditures	(2,179)	(1,168)	(2,589)
Proceeds from sale of equipment, furniture and property	916	—	—
Investments in private company	(4,500)	—	—
Acquisition of First Silicon Solutions Inc., net	(2,857)	—	—
Increase in restricted cash	(676)	—	—

Net cash used in investing activities	(8,325)	(5,518)	(17,598)
Financing activities:
Net proceeds from issuance of common stock	5,098	5,152	1,004
Excess tax benefits from stock based compensation	100	—	—

Net cash provided by financing activities	5,198	5,152	1,004
Effect of exchange rate on cash	(43)	(2)	(14)
Net increase (decrease) in cash and cash equivalents	9,795	13,351	(5,504)
Cash and cash equivalents, beginning of year	91,686	78,335	83,839

Cash and cash equivalents, end of year	$101,481	$91,686	$78,335

Supplemental disclosures of cash transactions:
Income taxes paid (refunded)	$985	$424	$1,902

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer greater performance, smaller manufacturing dimensions and greater energy efficiency in embedded processors. Our technology is utilized in many high-growth embedded markets including digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

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

Revenue Recognition.    We derive revenue from license fees for the transfer of proven and reusable intellectual property components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB No. 104).

We derive revenue from license fees for currently available technology or from engineering services for technology under development. Each of these types of contracts includes a nonexclusive license for the underlying intellectual property. Fees for contracts for currently available technology include: license fees relating to our intellectual property, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related intellectual property and (b) maintenance and support. The license for our intellectual property, which includes processor designs, has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support based on specified renewal rates. Accordingly, (a) license fees and (b) maintenance and support fees are each treated as separate units of accounting. Total upfront fees are allocated to the license of processor designs and related intellectual property and maintenance and support using the residual method. Designs and related intellectual property are initially delivered followed by maintenance and support. Objective and reliable evidence of the fair value exists for maintenance and support. However, no such evidence of fair value exists for processor designs and related intellectual property. Consistent with the residual method, the amount of consideration allocated to processor designs and related intellectual property equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates. Following the guidance in SAB No. 104, fees for or allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the intellectual property.

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

Under our maintenance and support arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such support and maintenance and generally priced as a percentage of license fees. Revenue from these arrangements was $3.9 million in fiscal 2006, $3.8 million in fiscal 2005 and $3.2 million in fiscal 2004.

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

Cash and Cash Equivalents and Marketable Investments.    Cash and cash equivalents consists mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition. Investments with original maturities of greater than three months at the time of acquisition but less than one year from the balance sheet date are classified as marketable investments. The fair value of cash and cash equivalents approximates their recorded value at June 30, 2006. We classify our cash equivalents and marketable investments as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification, are recorded in other income (expense), net in the accompanying consolidated statements of operations. There were no material realized gains or losses in the periods presented.

Fair Value of Financial Instruments.    We use the following methods to estimate the fair value of financial instruments: (a) the carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities approximates their fair value due to the short-term nature of these instruments and (b) available-for-sale securities are recorded based on quoted market prices.

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

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. There was no allowance for doubtful accounts at June 30, 2006 and 2005.

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

Stock-Based Compensation.    Prior to July 1, 2005, we accounted for our stock-based employee compensation arrangements under the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), as allowed by SFAS No. 123, Accounting for Stock-based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148).

Under the provisions of APB No. 25, compensation expense was recognized for options to purchase our common stock that were granted with an exercise price lower than fair market value of our common stock on the measurement date. The compensation expense is equal to the excess of fair market value of our common stock over the exercise price. We have elected to amortize compensation expense over the vesting period based on an accelerated attribution method. Under this attribution method, we separate a grant with graded vesting terms into multiple tranches. Each tranche includes number of shares that vest during a twelve month period. Compensation cost for each tranche is recognized as if each tranche were a separate award.

Under the provisions of APB No. 25, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. No expense was recognized in connection with purchases under our employee stock purchase plan in fiscal years 2005 and 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. Effective July 1, 2005, we adopted SFAS No. 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. We have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the year ended June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. As a result of adopting SFAS No. 123R on July 1, 2005, our net income before taxes and net income for the year ended June 30, 2006 are $8.3 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 are $0.19 and $0.19 lower than if we had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the years ended June 30, 2005 and 2004 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Years Ended June 30,
	2005 (1)	2004 (1)
	As Restated	As Restated
Net income (loss), as reported	$15,186	$(1,715)
Add: Stock-based employee compensation expense included in reported net income (loss)	957	959
Deduct: Total stock-based employee compensation expense determined under fair value method	9,791	13,007

Pro forma net income (loss)	$6,352	$(13,763)

Basic net income (loss) per share:
As reported	$0.37	$(0.04)

Pro forma	$0.15	$(0.34)

Diluted net income (loss) per share:
As reported	$0.34	$(0.04)

Pro forma	$0.14	$(0.34)

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

The following table shows total stock-based employee compensation expense (see Note 14 for types of stock-based employee arrangements) included in the consolidated statement of operations for the year ended June 30, 2006 (in thousands):

Year Ended June 30, 2006
Costs and expenses:
Research and development	$4,019
Sales and marketing	1,932
General and administrative	2,381

Total stock-based compensation expense	$8,332

There was no capitalized stock-based employee compensation cost as of June 30, 2006. There were no material recognized tax benefits during fiscal 2006. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation (including the research tax credits) through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $199,000 for the year ended June 30, 2006 and $808,000 and $642,000 for the years ended June 30, 2005 and 2004, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Numerator:
Net income (loss) available to common stockholders	$11,021	$15,186	$(1,715)

Denominator:
Weighted-average shares of common stock outstanding	42,995	41,851	40,793
Less: Weighted-average shares subject to repurchase	(101)	(333)	(359)

Shares used in computing basic net income (loss) per share	42,894	41,518	40,434

Basic net income (loss) per share	$0.26	$0.37	$(0.04)
Shares used in computing diluted net income (loss) per share	44,611	44,974	40,434

Diluted net income (loss) per share	$0.25	$0.34	$(0.04)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	8,124	4,709	6,829

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Comprehensive Income.    Total comprehensive income (loss) includes net income and other comprehensive income, which for us primarily comprises adjustments from foreign currency translations.

Total comprehensive income was $11.1 million in fiscal 2006 and $14.4 million in fiscal 2005 as restated, and total comprehensive loss was $1.6 million in fiscal 2004 as restated.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2006	2005
		As restated (1)
Accumulated net unrealized gain on available-for-sale securities	$4	$3
Accumulated foreign currency translation adjustment	138	67

Total accumulated other comprehensive income	$142	$70

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

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

We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. See Note 16, “Industry and Geographic Segment Information” for additional information about revenues and long-lived assets.

Recent Accounting Pronouncements.    In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS as of July 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our results of operations and financial position.

In September 2006, the FASB, issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures, about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of No. SAB 108 to have a material impact on our consolidated financial statements.

Note 3.    Restatement of Consolidated Financial Statements

In this Form 10-K, we are restating our Consolidated Balance Sheet as of June 30, 2005, and the related Consolidated Statements of Operations, Stockholders’ Equity and Cash Flows for each of the fiscal years ended June 30, 2005 and June 30, 2004. The restatement includes adjustments arising from our internal review of our historical financial statements, as well as the determinations of an independent committee of our Board of Directors (the “Special Committee”), assisted by independent legal counsel and accounting experts, formed in August 2006 to conduct an internal investigation into our historical stock option granting practices that concluded that our historical measurement dates could not be relied upon. We also recorded adjustments affecting our previously reported financial statements for fiscal years 1999 though 2003, the effects of which are summarized in cumulative adjustments to our additional paid in capital, deferred stock-based compensation and accumulated deficit accounts as of June 30, 2003.

Our management reviewed the information made available by the Special Committee and performed its own detailed review of historical stock option grants as part of the effort to establish appropriate measurement dates. As a result of the independent investigation, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. As a result, we have recorded net additional non-cash stock-based compensation expense net of related tax effects of $32.0 million, net of forfeitures related to employment terminations, during the period from July 1, 1998 through June 30, 2006 with regard to past stock option grants, and we are restating previously filed financial statements for fiscal years ended June 30, 2005 and June 30, 2004 in this Form 10-K. The additional stock-based compensation expense is being amortized over the vesting period relating to each option, typically 48 to 50 months, with approximately 99% of the expense being recorded in years prior to fiscal 2004. The adjustments did not affect our previously reported revenue, cash, cash equivalents and marketable investment balances in any of the restated periods.

We have also made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) Correction of an error in the calculation of the fair value of the options reinstated pursuant to the settlement in the first quarter of fiscal 2006 with certain former employees in Denmark. The market value of MIPS common stock on the original grant date was erroneously used instead of the market value of MIPS common stock on the reinstatement date in determining the fair value of the reinstated options under the Black-Scholes valuation model. The impact of the adjustment was an increase of $2.1 million in income before taxes for fiscal 2006; (2) Recording realized accumulated translation gain upon closure of our branch in Denmark in fiscal 2005. The impact of the adjustment was an increase of $280,000 in income before taxes for fiscal 2005; (3) Correction of errors in calculating accretion of interest on certain debt securities. The impact of this adjustment was an increase in income before taxes by $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and decrease in income before taxes by $45,000 in the nine months ended March 31, 2006; (4) Correction of errors in the computation of available federal and state research and development income tax credits in estimating our income tax provision expense. This adjustment impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) Correction of errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

The effects of these adjustments are summarized as follows (in thousands):

	Year Ended June 30,
	2004	2005	2006	Total
	As restated	As restated
Revised stock option measurement dates (pre-tax)	$317	$149	$(186)	$280
Correction of other accounting errors (1)	—	—	(2,092)	(2,092)

Total stock-based compensation expense restatement	$317	$149	$(2,278)	$(1,812)
Non-stock-based compensation expense / (benefit):
Correction of other accounting errors (2)	(43)	(338)	145	(236)

Income tax adjustments (3)	—	—	—	—
Income tax corrections (4)	(90)	(88)	(118)	(296)

Net decrease / (Increase) in net income due to adjustments	$184	$(277)	$(2,251)	$(2,344)
Cumulative increase to accumulated deficit at June 30, 2003				$33,730
Cumulative increase to accumulated deficit at June 30, 2006				$31,386

(1)	Adjustment primarily pertains to a correction of an input used to estimate the fair value of the options that were the subject of the Denmark lawsuit settlement reached in September 2005.

(2)	Adjustments primarily pertain to accounting for currency translation adjustments and accretion of interest on certain investments.

(3)	Income tax impact of stock-based compensation expense.

(4)	Tax impact of the correction of tax calculation errors related to research and development credits and tax provision calculations.

	Year Ended June 30,
	1999	2000	2001	2002	2003	Subtotal
Revised stock option measurement dates (pre-tax)	$1,304	$6,079	$19,105	$18,028	$1,377	$45,893
Total non-stock-based compensation expense / (benefit) (1)	$—	$—	$—	$—	$(13)	$(13)
Income tax adjustments (2)	$—	$(2,137)	$(5,767)	$(7,001)	$698	$(14,207)
Income tax corrections (3)	$—	$220	$(316)	$(17)	$2,170	$2,057
Net decrease in net income due to adjustments	$1,304	$4,162	$13,022	$11,010	$4,232	$33,730
Cumulative increase to accumulated deficit	$1,304	$5,466	$18,488	$29,498	$33,730

(1)	Adjustments primarily pertain to accounting for currency translation adjustments and accretion of interest on certain investments.

(2)	Income tax impact associated with stock-based compensation expense.

(3)	Adjustments primarily pertain to the income tax impact of the correction of errors related to the calculation of research and development credits.

The following tables present the additional impact stock-based compensation and related tax adjustments, as well as other adjustments made to our previously reported consolidated balance sheet, statements of operations and statements of cash flows.

Consolidated Balance Sheet as of June 30, 2005 (in thousands):

	June 30, 2005
	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments(2)	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$91,686	$—	$—	$91,686
Marketable investments	19,825	—	—	19,825
Accounts receivable	2,544	—	—	2,544
Prepaid expenses and other current assets	2,813	—	—	2,813

Total current assets	116,868	—	—	116,868
Equipment, furniture and property, net	2,899	—	—	2,899
Intangible assets, net	2,623	—	—	2,623
Other assets	5,156	—	—	5,156

	$127,546	$—	$—	$127,546

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	1,346	—	—	1,346
Accrued liabilities	12,058	(127)	(177)	11,754
Deferred revenue	2,825	—	—	2,825

Total current liabilities	16,229	(127)	(177)	15,925
Long-term liabilities	2,938	—	—	2,938

	19,167	(127)	(177)	18,863
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized and 42,495,427 shares outstanding net of 17,361 reacquired shares	42	—	—	42
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—	—	—
Additional paid-in capital	185,663	34,463	—	220,126
Accumulated other comprehensive income	464	—	(394)	70
Deferred compensation	(635)	(128)	—	(763)
Accumulated deficit	(77,155)	(34,208)	571	(110,792)

Total stockholders’ equity	108,379	127	177	108,683

	$127,546	$—	$—	$127,546

(1)	Stock-based compensation related to the stock option investigation and associated tax impact.

(2)	Correction of other accounting and income tax errors.

The following table presents the cumulative adjustments of each component of shareholders’ equity at the end of each fiscal year (in thousands):

Fiscal Year	Common Stock Amount	Additional Paid-in-Capital	Accumulated Other Comprehensive Income (loss)	Deferred Compensation	Accumulated Deficit	Net Impact to Shareholders’ Equity
1999	$—	$10,225	$—	$(8,921)	$(1,304)	$—
2000	—	50,898	—	(43,514)	(5,466)	1,918
2001	—	51,472	—	(25,637)	(18,488)	7,347
2002	—	35,948	—	(3,582)	(29,498)	2,868
2003	—	34,596	(13)	(853)	(33,730)	—
2004	—	34,418	(56)	(358)	(33,914)	90
2005	—	34,464	(394)	(128)	(33,637)	305
2006	—	32,139	(439)	—	(31,386)	314

Consolidated Statements of Operations for the Years ended June 30, 2005 and June 30, 2004 (in thousands, except per share amounts):

	Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated
Revenue:
Royalties	$29,988	$—	$—	$29,988	$23,439	$—	$—	$23,439
Contract revenue	31,231	—	—	31,231	24,446	—	—	24,446

Total revenue	61,219	—	—	61,219	47,885	—	—	47,885
Costs and expenses:
Research and development	21,911	69	—	21,980	23,962	148	—	24,110
Sales and marketing	14,851	51	—	14,902	11,878	106	—	11,984
General and administrative	10,283	29	—	10,312	8,486	63	—	8,549
Restructuring charge	277	—	—	277	3,233	—	—	3,233

Total costs and expenses	47,322	149	—	47,471	47,559	317	—	47,876

Operating income (loss)	13,897	(149)	—	13,748	326	(317)	—	9
Other income, net	2,412	—	338	2,750	591	—	43	634

Income (loss) before income taxes	16,309	(149)	338	16,498	917	(317)	43	643
Provision (benefit) for income taxes	1,400	—	(88)	1,312	2,448	—	(90)	2,358

Net income (loss)	$14,909	$(149)	$426	$15,186	$(1,531)	$(317)	$133	$(1,715)

Per basic share amounts:
Net income (loss) per basic share	$0.36	—	$0.01	$0.37	$(0.04)	—	—	$(0.04)

Per diluted share amounts:
Net income (loss) per diluted share	$0.33	—	$0.01	$0.34	$(0.04)	—	—	$(0.04)

(1)	Stock-based compensation related to the stock option investigation.

(2)	Correction of other accounting and income tax errors. The adjustment of $338,000 in fiscal 2005 pertains primarily to the correction of accounting for currency translation adjustments.

Consolidated Statement of Cash Flows for the Years ended June 30, 2005 and June 30, 2004 (in thousands):

	Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated
Operating Activities:
Net income (loss)	$14,909	$(149)	$426	$15,186	$(1,531)	$(317)	$133	$(1,715)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	1,840	—	—	1,840	3,207	—	—	3,207
Stock based compensation	—	149	809	958	—	317	644	961
Amortization of intangibles	1,362	—	(809)	553	1,237	—	(644)	593
Other non-cash charges	(353)	—	(59)	(412)	169	—	(219)	(50)
Changes in operating assets and Liabilities:
Accounts receivable	(56)	—	—	(56)	2,274	—	—	2,274
Prepaid expenses	338	—	—	338	489		(30)	459
Other assets	(2,230)	—	—	(2,230)	2,203	—	—	2,203
Accounts payable	91	—	—	91	751	—	—	751
Accrued compensation	54	—	—	54	1,563	—	—	1,563
Other current accrued liabilities	(2,300)	—	(279)	(2,579)	(1,323)	—	206	(1,117)
Income tax payable	(255)	—	(88)	(343)	1,113	—	(90)	1,023
Deferred revenue	(625)	—	—	(625)	1,200	—		1,200
Excess tax benefits from stock based compensation	—	—	—	—	—	—	—	—
Long-term liabilities	944	—	—	944	(248)	—	—	(248)

Net cash provided by operating activities	13,719	—	—	13,719	11,104	—	—	11,104
Investing activities:
Purchases of marketable investments	(49,435)	—	—	(49,435)	(39,912)	—	—	(39,912)
Maturities of marketable investments	45,085	—	—	45,085	24,903	—	—	24,903
Capital expenditures	(1,168)	—	—	(1,168)	(2,589)	—	—	(2,589)

Net cash used in investing activities	(5,518)	—	—	(5,518)	(17,598)	—	—	(17,598)
Financing activities:
Net proceeds from issuance of common stock	5,152	—	—	5,152	1,004	—	—	1,004

Net cash provided by financing activities	5,152	—	—	5,152	1,004	—		1,004
Effect of exchange rate on cash	(2)	—	—	(2)	(14)	—	—	(14)

Net increase (decrease) in cash and cash equivalents	13,351	—	—	13,351	(5,504)	—	—	(5,504)
Cash and cash equivalents, beginning of year	78,335	—	—	78,335	83,839	—	—	83,839

Cash and cash equivalents, end of year	$91,686	—	—	$91,686	$78,335	—		$78,335

Supplemental disclosures of cash transactions:
Income taxes paid (refunded)	$1,101	—	—	$1,101	$2,685	—	—	$2,685

(1)	Stock-based compensation related to the stock option investigation.

(2)	Correction of other accounting and income tax errors.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the years ended June 30, 2005 and 2004 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of this pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

	Fiscal Year Ended June 30, 2005				Fiscal Year Ended June 30, 2004
	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated	As Reported	Stock-Based Compensation Adjustments (1)	Other Adjustments (2)	As Restated
Net income (loss), as reported	$14,909	$(149)	$426	$15,186	$(1,531)	$(317)	$133	$(1,715)
Add: Stock-based employee compensation expense included in reported net income (loss)	808	149	—	957	642	317	—	959
Deduct: Total stock-based employee compensation expense determined under fair value method	15,940	(6,149)	—	9,791	15,768	(2,761)	—	13,007

Pro forma net income (loss)	$(223)	$6,149	$426	$6,352	$(16,657)	$2,761	$133	$(13,763)

Basic net income (loss) per share:
As reported	$0.36	—	$0.01	$0.37	$(0.04)	—	—	$(0.04)

Pro forma	$(0.01)	$0.15	$0.01	$0.15	$(0.41)	$0.07	—	$(0.34)

Diluted net income (loss) per share:
As reported	$0.33	—	$0.01	$0.34	$(0.04)	—	—	$(0.04)

Pro forma	$(0.01)	$0.14	$0.01	$0.14	$(0.41)	$0.07	—	$(0.34)

(1)	Stock-based compensation related to the stock option investigation and associated tax impact.

(2)	Correction of other accounting and income tax errors.

Note 4.	Business Risk and Customer Concentration

We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 39% of fiscal 2006 revenue, including approximately 13% from Broadcom and 12% from Toshiba, 39% of fiscal 2005 revenue, including approximately 13% from Broadcom, and 42% of fiscal 2004 revenue, including approximately 15% from Toshiba. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

A substantial portion of our revenue is derived from licensees based outside the United States (see Note 16). We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 5.    Investments and Acquisitions

Acquisition of First Silicon Solutions, Inc.

On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2’s products and services will provide value to our customer base by improving de-bugging capability and accelerating time to market of their products. We acquired all of the outstanding FS2 stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash. We did not assume any of the stock options of FS2. An escrow account holds 15% of the initial cash consideration to cover claims we may have under the merger agreement for a period of 18 months. We agreed to pay an additional amount of up to $4.0 million in contingent payments over a three-year period following the acquisition date based upon annual revenue and project completion milestones. Any such payments based on annual revenue milestones will be additional purchase consideration and will be recorded as goodwill. Any such payments based on project completion milestones will be recorded as operating expense.

The preliminary purchase price was allocated as follows:

Intangible assets acquired	$3,220
Acquired in-process research and development	570
Net tangible assets	477
Goodwill	263

Total assets acquired	$4,530

Additional contingent consideration based on project completion milestones of $1,000,000 was earned during the first year ended June 30, 2006. This contingent consideration was recorded as operating expense. We may be obligated to pay up to an additional $2.0 million in contingent consideration, of which up to $1 million is based on annual revenue milestones and up to $1 million is based on project completion milestones, over the remaining two years.

The fair value of the intangible assets, including developed technology, customer relationships and trade name, was determined by estimating the present value of cash flows from those assets based on the assumptions of our management, industry assumptions and market data. The estimated useful life of the developed technology of five years was determined based on our estimates of the product life cycles in the current and expected market place. The estimated useful life of the customer relationships of six years was determined based on our experience in the industry and with this customer pool. The useful life of the tradename of three years was determined based on industry experience. These assets are being amortized on a straight line basis over their estimated useful lives.

The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $570,000 for acquired in-process research and development expense upon completion of the acquisition.

The operating results of FS2 since the acquisition date of September 2, 2005 are included in these financial statements.

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

Other

In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method as we do not have significant influence on their financial and operating plans. The investments are included in other assets on the consolidated balance sheet.

Note 6.    Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2006			June 30, 2005
	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(2,736)	$3,326	$4,262	$(1,886)	$2,376
Customer relationships	1,310	(182)	1,128	—	—	—
Tradename	110	(31)	79	—	—	—

Purchased intangible assets	$7,482	$(2,949)	$4,533	$4,262	$(1,886)	$2,376

The increase of $1.8 million in developed and core technology, $1.3 million in customer relationships, and $110,000 in tradename assets related to the acquisition of FS2 in September 2005 as discussed in Note 5 Investments and Acquisitions.

The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is approximately $1,164,000, $1,164,000, $925,000, $690,000 and $388,000 for fiscal years 2007, 2008, 2009, 2010 and 2011 respectively, and approximately $202,000 for years following fiscal 2011. Amortization expense for purchased intangible assets was $1,063,000 in fiscal 2006, $553,000 in fiscal 2005, and $592,000 in fiscal 2004.

Goodwill, as of June 30, 2006 and June 30, 2005 was (in thousands):

	June 30, 2006	June 30, 2005
Goodwill	$511	$248

The increase in the carrying amount of goodwill was due to the purchase of FS2 in September 2005 as discussed in Note 5 “Investments and Acquisitions” and includes the initial purchase consideration of $263,000.

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

A summary of the October 2002 restructuring activities as of June 30, 2005 follows below (in thousands):

	Facilities	Other costs	Total
Balance at June 30, 2003	$1,205	$29	$1,234
Additional charges	1,408	—	1,408
Cash payments	(790)	(18)	(808)
Non-cash charges	116	—	116

Balance at June 30, 2004	$1,939	$11	$1,950

Additional charges	277	—	277
Cash payments	(2,099)	(8)	(2,107)
Non-cash charges	(117)	(3)	(120)

Balance at June 30, 2005	$—	$—	$—

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

Other costs are composed primarily of legal fees and other restructuring costs.

Note 8.    Financial Instruments

The following table summarizes by major security type the fair value of our cash equivalents and marketable investments (in thousands):

	June 30,
	2006	2005
Money market funds	$75,380	$84,653
Certificates of deposit and time deposits	22,400	500
U.S. commercial paper and municipal bonds	19,725	19,825

Total	117,505	104,978
Less amounts classified as cash equivalents	(97,780)	(85,153)

Total marketable investments	$19,725	$19,825

Our marketable investments as of June 30, 2006 mature within one year. Unrealized gains and losses for the fiscal years ended June 30, 2006 and 2005 were not significant.

Note 9.    Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2006	2005
Equipment	$14,588	$14,689
Furniture and fixtures	2,262	1,666
Land and buildings	—	761

	16,850	17,116
Accumulated depreciation	(14,132)	(14,217)

Equipment, furniture and property, net	$2,718	$2,899

In fiscal 2006, we sold a property, consisting of land and building, in our UK subsidiary resulting in a gain of $191,000 recognized in the statement of operations in other income, net.

Note 10.    Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2006	2005
		As Restated (1)
Accrued compensation and employee-related expenses	$2,296	$4,095
Income taxes payable	1,470	4,523
Other accrued liabilities	4,521	3,136

	$8,287	$11,754

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2006	2005
Deferred compensation	$1,992	$1,873
Other long-term liabilities	974	1,065

	$2,966	$2,938

Note 11.	Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Interest income	$4,413	$2,066	$852
Interest expense	(2)	(2)	—
Other	(38)	686	(218)

Total interest and other income, net	$4,373	$2,750	$634

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to consolidated Financial Statements.

Note 12.	Commitments

We lease certain facilities under noncancelable operating leases that have expiration dates between fiscal 2007 and fiscal 2009. The future minimum annual lease payments are approximately $1,612,000, $1,365,000 and $1,224,000 for fiscal years 2007, 2008 and 2009, respectively, and zero for years following fiscal 2009 for a total minimum payment of $4,201,000. Rent expense under noncancelable operating leases was approximately $1,591,000 in fiscal 2006, $1,420,000 in fiscal 2005, and $1,356,000 in fiscal 2004.

In connection with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the consolidated balance sheet.

In connection with the FS2 acquisition completed in September 2005, an escrow account to be settled 18 months from the acquisition date was established in the amount of $656,000, which is recorded in other assets on the consolidated balance sheet.

Commitments at June 30, 2006 for purchases of products or services to be received in future periods were $3.3 million.

Note 13.	Income Taxes

Income before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2006	2005	2004
		As Restated(1)	As Restated(1)
United States	$973	$(24,928)	$4,236
Foreign	$7,850	41,426	(3,593)

Total income before taxes	$8,823	$16,498	$643

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Federal:
Current payable	$(4,126)	$673	$58
Deferred	—	—	—

	$(4,126)	$673	$58
State:
Current payable	32	20	40
Deferred	—	—	—

	32	20	40
Foreign:
Current payable	1,896	619	2,260
Deferred	—	—	—

	1,896	619	2,260

Total provision for income taxes	$(2,198)	$1,312	$2,358

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004
		As Restated (1)	As Restated (1)
Federal tax at statutory rate	$3,000	$5,610	$219
State income taxes	32	20	40
Foreign losses not benefited	—	23	1,580
In-process research & development	194	—	—
Stock based compensation	1,114	—	—
Foreign taxes	1,896	619	1,942
Research tax credit	(650)	—	—
Changes in valuation allowance	(3,766)	(5,247)	(1,415)
Decrease in tax reserves for IRS Exam	(4,194)	—	—

Non-deductible acquisition costs	272	—	—
Other	(96)	287	(8)

Total provision for income taxes	$(2,198)	$1,312	$2,358

(1)	See Note 3, “Restatement of Consolidated Financial Statements,” in Notes to Consolidated Financial Statements.

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2006	2005
		As restated (1)
Cumulative temporary differences:
Depreciation and amortization related items	$1,256	$1,949
Accrued expenses	330	553
Accrued compensation benefit	2,312	348
Stock-based compensation	1,034	1,453
Deferred revenue	252	413
Capital loss carry forward	624	627
Other, net	690	650
Tax credit carry forward	5,430	13,670
State net operating loss carry forward	—	1,726

Total deferred income tax asset	11,928	21,389
Valuation allowance	(10,882)	(21,325)

Net deferred income tax asset	1,046	64
Deferred tax liability related to other comprehensive income	(17)	(64)

Deferred tax liability related to purchased intangibles	(1,029)	—

Net deferred income tax	$—	$—

(1)	See Note 3, “Restatement of Consolidated Financial Statements.”

Excess tax benefits from employee stock option exercises are included in the deferred tax asset balances at June 30, 2005 as a component of our net operating loss carryovers. The entire balance is offset by a valuation allowance. As of result of SFAS 123R, the deferred tax asset balances as of June 30, 2006 do not include excess tax benefits from stock option exercises. Equity will be increased if and when such excess tax benefits are ultimately realized.

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2006, 2005 and 2004. In fiscal 2006, the valuation allowance decreased by $10.4 million, of which approximately $8.3 million of the decrease relates to cumulative stock option deductions which have not been realized and have therefore been netted against the deferred tax asset in conjunction with the adoption of SFAS 123R. In fiscal 2005, the valuation allowance increased by $5.1 million. In fiscal 2004, the valuation increased by $793,000.

There are federal research credit carryforwards of approximately $3.5 million that will start to expire beginning in 2014 through 2026, if not utilized. We also have state research tax credit carryforwards of approximately $6.2 million at June 30, 2006 that have no expiration date. Federal foreign tax credit carry forwards also exist of $7.7 million, which expire beginning in 2015 through 2017, if not utilized.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

The Internal Revenue Service (“IRS”) completed its examination of our fiscal year 2002 federal tax return and has issued a notice of proposed adjustment. A settlement was reached in May 2006 in which adequate amounts had been provided in prior periods. The assessment was recorded in the fourth fiscal quarter of 2006. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Note 14.	Stockholders’ Equity

Stock Re-combination.    At our Annual Meeting held on November 12, 2003, our stockholders voted to amend our Articles of Incorporation to eliminate our Class A and Class B common stock and to authorize a single class of common stock, and to simultaneously convert each outstanding share of Class A common stock and Class B common stock into a single share of newly authorized common stock. The combination was effective on November 14, 2003.

Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the “1998 Plan”) was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. In July 2005, the board of directors amended the award documents for the stock options granted under the 1998 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock options grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005, vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004 the number of shares available for issuance increased by approximately 1.7 million and 1.6 million shares respectively, for a total of approximately 17.6 million shares of common stock reserved under the 1998 Plan. At June 30, 2006, 2,284,422 shares were available for future awards under the 1998 Plan.

Directors’ Stock Option Plan.    The Directors’ Stock Option Plan (the “Director Plan”) was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director’s election or appointment to the board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002, such that, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004, the number of shares available for issuance increased by 90,000 and 50,000 shares respectively, for a total of 960,000 shares of common stock reserved under the Director Plan. As of June 30, 2006, 410,000 shares were available for future awards under the Director Plan.

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, as amended in January 2000 and September 2005 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after September 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004 the number of shares available for issuance increased by approximately 224,000 and 218,000 shares respectively, for a total of approximately 2.0 million shares of common stock reserved under the Purchase Plan. At June 30, 2006, 2,034,687 shares had been issued under the Purchase Plan and 53 shares were reserved for future issuance.

2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. In July 2005, the board of directors amended the award documents for the stock options granted under the 2002 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants awarded prior to July 2005 generally vest over a 50-month period with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2006, 116,562 shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after October 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s and consultant’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2006, 32,750 shares had been issued under the Supplemental Purchase Plan and 27,250 shares were reserved for future issuance.

As of June 30, 2006, total shares reserved for future awards under all plans were 2,838,287.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2005	11,497,628	$7.37
Options granted	3,304,365	$7.45
Options exercised	(823,507)	$4.94
Options cancelled	(930,569)	$8.04
Outstanding at June 30, 2006	13,047,917	$7.49	5.74	$10,264

Exercisable at June 30, 2006	8,572,759	$8.28	5.22	$6,671

Total intrinsic value of options at time of exercise was $2.6 million, $6.1 million, and $663,000 for 2006, 2005, and 2004, respectively.

Restricted stock awards activity under our Stock Options Plans that were excluded from the options outstanding balances in the preceding table for the year ended June 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2005	160,000	$4.67
Vested	(40,000)	$4.67
Cancelled	(30,000)	$4.52

Nonvested balance at June 30, 2006	90,000	$4.72

As of June 30, 2006, $301,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 2.2 years. The fair value of shares vested during fiscal 2006 was $276,000.

Grant Date Fair Values.    The weighted-average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. In fiscal 2006, we refined the method of estimating the volatility of our common stock which we believe provides a more reasonable forecast. For stock options, we estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Prior to fiscal 2006, we estimated volatility and the expected life based solely on historical activity. The change in our assumptions did not have a significant impact on the fair value of our stock options granted in fiscal 2006.

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options			Employee Stock Purchase Plan
	Year Ended June 30,			Year Ended June 30,
	2006	2005	2004	2006	2005	2004
Expected life (in years)	4.20	4.48	4.44	.50	.50	.50
Risk-free interest rate	4.37%	3.74%	3.17%	4.88%	1.11%	1.11%
Expected volatility	.74	.92	.98	.55	.55	.76
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Grant date fair value	$3.87	$5.44	$2.75	$2.03	$0.60	$1.23

Note 15.	Contingencies

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

In September 2005, we reached a settlement with each of the 32 former Danish employees and the union that represented them. Pursuant to the settlement, each of the 32 former employees will retain a substantial portion of his or her options and relinquish claims to the balance of the options and any other claims regarding the options. In the first quarter of fiscal 2006, approximately $1.2 million was expensed which represents the estimated fair value of options reinstated pursuant to the settlement. As a result of the settlement, the Danish lawsuit was withdrawn in October 2005 and MIPS Technologies, Inc. withdrew the lawsuit filed on April 11, 2005 in the U.S. federal court (Northern District of California) against the terminated employees who had pending Danish claims against MIPS AG. As a result, MIPS Technologies, Inc. and MIPS AG no longer have any litigation pending with respect to this matter.

Three actions seeking to assert derivative claims on behalf of MIPS have been filed in the United States District Court for the Northern District of California. The shareholder-plaintiffs in each of these actions seek to assert claims against current and former officers and directors related to our historic stock option grant practices. Each action alleges that the individual defendants breached their fiduciary duties and violated federal securities laws as a result of backdating stock option grants, insider trading and the dissemination of false financial statements. Each action asserts that the individual defendants’ conduct injured MIPS and gives rise to numerous causes of action on behalf of the MIPS under the federal securities laws and state law. Plaintiffs seek to recover, on behalf of MIPS, monetary damages, various equitable remedies, attorneys’ fees and costs. The individual actions are:

•

Steger v. Bourgoin, et. al., No. C-06-06699, filed on October 27, 2006, and brought against John Bourgoin, Jack Browne, Kenneth L. Coleman, Sandy Creighton, Kevin C. Eichler, Fred M. Gibbons, Anthony B. Holbrook, William M. Kelly, Lavi Lev, and Derek Meyer as individual defendants and MIPS as nominal defendant;

•

Carco v. Holbrook, et. al., No. C-07-0661, filed on February 1, 2007, and brought against Anthony B. Holbrook, John E. Bourgoin, Mervin S. Kato, Kate Hunt Rundle, Brad Holtzinger, Mark Tyndall, Jack Browne, Sandy Creighton, Kevin C. Eichler, G. Michael Uhler, Robert R. Herb, Fred M. Gibbons, Benjamin A. Horowitz, Kenneth L. Coleman and William M. Kelly as individual defendants and MIPS as nominal defendant; and

•

Michaels v. Bourgoin, et. al., No. C-07-0771, filed on February 6, 2007, and brought against John E. Bourgoin, Sandy Creighton, Kevin C. Eichler, Lavi Lev, Derek Meyer, Kenneth L. Coleman, Fred M. Gibbons, Anthony B. Holbrook and William M. Kelly as individual defendants and MIPS as nominal defendant.

By order of the court dated April 12, 2007, the three actions were consolidated into a single action entitled In re MIPS Technologies, Inc. Derivative Litigation. Pursuant to the court’s order, a consolidated complaint was due by May 29, 2007. A joint stipulation was filed on May 25, 2007 to extend the deadline for filing a complaint until July 16, 2007 and discovery in the consolidated action was stayed pending resolution of a motion to dismiss the consolidated complaint due to plaintiffs’ lack of standing to sue on MIPS’ behalf. On June 6, 2007, the parties jointly submitted to the court a stipulation and proposed order extending the time for lead plaintiff to file a consolidated complaint until July 16, 2007. It is not known when or on what basis these matters will be resolved.

On December 1, 2006, MIPS Technologies, Inc. filed a lawsuit in the United States District Court for the Northern District of California against Trident Microsystems, Inc. asserting patent and trademark infringement and unfair competition. This action sought various forms of relief including a permanent injunction from further infringement of the company’s intellectual property, compensatory and enhanced damages, and attorneys’ fees. In early April 2007, the parties entered into an agreement that settled the lawsuit and filed documentation with the Court stipulating to its dismissal. On April 9, 2007, we issued a press release reporting that the parties had reached agreement on the lawsuit, that the suit had been dismissed, and that Trident Microsystems had licensed the MIPS32 24KEc Pro Core.

From time to time, we receive communications from third parties asserting patent or other rights covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation will not ensue.

Note 16.	Industry and Geographic Segment Information

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2006	2005	2004
United States .	$31,142	$37,606	$25,546
Japan	12,221	9,671	13,269
Pacific Rim	5,985	3,614	4,544
Europe	6,317	6,622	3,114
Rest of World	8,389	3,706	1,412

Total revenue	$64,054	$61,219	$47,885

Our long-lived assets by geographic area are as follows (in thousands):

	June 30,
	2006	2005	2004
United States .	$12,003	$6,370	$5,100
Japan	162	166	169
Pacific Rim	667	628	33
Europe	1,059	887	1,177
Rest of World	10	4	25

Total long lived assets	$13,901	$8,055	$6,504

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

(a) Special Committee’s Review of Stock Option Practices and Restatement

As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3 to the Consolidated Financial Statements in this Form 10-K, we announced on August 30, 2006 that our Board of Directors had formed a Special Committee consisting of independent directors and hired independent counsel to conduct a full investigation of our historical option grant practices. The Special Committee concluded that hindsight was likely used by the former Vice President of Human Resources in selecting grant dates for options granted in the period October 1998 through October 2000 and this person had a lack of knowledge of the accounting rules related to the granting of options. The former Vice President of Human Resources left the Company in June 2003. The investigation did not find any evidence that any other employees, executives or Board members were aware of the use of hindsight in selecting grant dates or that measurement dates were based on improper practices. As a result of the independent investigation, management has concluded and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. Therefore, we have recorded additional non-cash stock-based compensation expense and related tax effects with regard to past stock option grants, substantially all of which relate to options granted between October 1998 and October 2000. We are restating previously filed financial statements for fiscal years ended June 30, 2005 and June 30, 2004 and for the quarterly financial data for each of the quarters in the fiscal years ended June 30, 2006 and 2005, with the exception of the fourth quarter of fiscal 2006 in this Form 10-K.

As a result of this investigation, we identified a material weakness in our internal control over financial reporting related to our stock option granting practices and the related accounting in periods prior to June 30, 2006.

Before November 2000, we did not have sufficient safeguards in place to monitor our control practices regarding stock option grants and related financial reporting. From November 2000 through June 2006, we implemented improvements to procedures, processes, and systems to provide additional safeguards and greater internal control over our financial reporting processes including, but not limited to, the stock option granting and administration function, in compliance with the Sarbanes-Oxley Act (“SOX”) and evolving accounting guidance. These improvements in controls included, but were not limited to:

•

Beginning on November 22, 2000 a notifying e-mail was sent by our General Counsel to the Compensation Committee members when a grant decision was made. The notifying e-mail was sent on the day a grant decision was made, but sometimes the following day, by our General Counsel. This procedure created a record of the grant date.

•	In June of 2004, the process was further refined by requiring that grants for new hires, promotions and adjustments take place on a pre-determined date – the last Thursday of each month.

•

Beginning in fiscal 2005, in response to the requirements of SOX we more formally documented accounting policies, processes and procedures and further assessed the design and operation effectiveness of internal control over financial reporting. These efforts led to redefining roles and responsibilities to achieve additional segregation of responsibilities and additional reviews and reconciliations.

We believe that these changes remediated the deficiencies underlying past measurement date errors and will deter them from happening in the future.

(b) Evaluation of Disclosure Controls and Procedures

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

Based on our evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were not effective as of June 30, 2006. For a discussion of the reason and matters on which this conclusion was based, see “Management’s Report on Internal Control Over Financial Reporting” below.

(c) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. It is possible to design safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management identified the following two material weaknesses in our internal control over financial reporting.

The first material weakness pertains to controls relating to the process of accounting for a complex non-routine transaction. During preparation of the restated financial statements an error was identified in the consolidated financial statements for the three months ended September 30, 2005 in the calculation of the fair value of the options that were the subject of a settlement with former employees in Denmark. Specifically, controls relating to the oversight and review of complex non-routine transactions, including timely consultation with experts and related documentation considerations, were not adequate to ensure that the assumptions used in the determination of the fair value calculation were properly determined. The error was identified after June 30, 2006 and the consolidated financial statements for three months ended September 30, 2005 were restated to correct the error. The adjustment affected the reported amount of research and development expenses and additional paid in capital.

The second material weakness pertains to controls relating to the process of accounting for income taxes. During the preparation of the restated financial statements, errors were identified in income tax expense and deferred tax assets and liabilities in the consolidated financial statements for each of the three years ended June 30, 2006 as a result of ineffective controls relating to the oversight and review of the tax provision, including a lack of timely reconciliations of certain tax accounts and review of those reconciliations performed by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts and related documentation considerations. These errors were identified after June 30, 2006 and were corrected in the restated consolidated financial statements for each of the two years ended June 30, 2005 and the consolidated financial statements for the year ended June 30, 2006.

Management has concluded that the above control deficiencies represent material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of the material weaknesses described above, management believes that, as of June 30, 2006, our internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Management’s assessment of effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MIPS Technologies, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, because of the effect of material weaknesses in controls related to the processes of accounting for complex non-routine transactions and accounting for income taxes, as described further below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment. The first material weakness pertains to controls relating to the process of accounting for a complex non-routine transaction. During preparation of the restated financial statements an error was identified in the consolidated financial statements for the three months ended September 30, 2005 in the calculation of the fair value of the options that were the subject of a settlement with former employees in Denmark. Specifically, controls relating to the oversight and review of complex non-routine transactions, including timely consultation with experts and related documentation considerations, were not adequate to ensure that the assumptions used in the determination of the fair value calculation were properly determined. The error was identified after June 30, 2006 and the consolidated financial statements for three months ended September 30, 2005 were restated to correct the error. The adjustment affected the reported amount of research and development expenses and additional paid in capital. The second material weakness pertains to controls relating to the process of accounting for income taxes. During the preparation of the restated financial statements, errors were identified in income tax expense and deferred tax assets and liabilities in the consolidated financial statements for each of the three years ended June 30, 2006 as a result of ineffective controls relating to the oversight and review of the tax provision, including a lack of timely reconciliations of certain tax accounts and review of those reconciliations performed by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts and related documentation considerations. These errors were identified after June 30, 2006 and were corrected in the restated consolidated financial statements for each of the two years ended June 30, 2005 and the consolidated financial statements for the year ended June 30, 2006. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements for the year ended June 30, 2006, and this report does not affect our report dated June 28, 2007 on those financial statements.

In our opinion, management’s assessment that MIPS Technologies, Inc. did not maintain effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, MIPS Technologies, Inc. has not maintained effective internal control over financial reporting as of June 30, 2006, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

June 28, 2007

(e) Remediation Plans

We have an on-going process of analyzing and improving our internal controls, including those related to the material weaknesses identified by management. We expect to develop and implement a plan to remediate the material weaknesses. With regard to the process of accounting for a complex non-routine transaction, our remediation plan is expected to include enhancing our internal controls to provide additional oversight and review of the accounting for complex non-routine transactions, including consultations with experts in a timely manner and documentation of the process followed for such transactions in adherence to the policy. With regard to the process of accounting for income taxes, our remediation plan is expected to include: a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes, and b) consultation with tax experts in a timely manner.

(f) Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2006 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table presents information regarding our board of directors as of May 31, 2007.

Name	Principal Occupation and Business Experience

John E. Bourgoin Age: 61 Board Member since May 1997	Chief Executive Officer and President of MIPS Technologies, Inc. Mr. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin also served as a Senior Vice President of Silicon Graphics, Inc., or SGI, from September 1996 through May 1998. Prior to joining SGI and since 1976, Mr. Bourgoin was employed at AMD and held various positions including Group Vice President, Computation Products Group of AMD. Mr. Bourgoin is a member of the Board of Directors of Stream Processors Inc.

Kenneth L. Coleman Age: 64 Board Member since January 1998	Chairman, Accelrys, Inc. Since February 2006, Mr. Coleman has served as Chairman of Accelrys, Inc. He was Founder, Chairman and CEO of ITM Software from October 2001 and until January, 2006, an enterprise software company. Previously from January 1987 to August 2001, Mr. Coleman served in various senior executive positions at SGI such as Executive Vice President of Global Sales, Service and Marketing, Senior Vice President, Customer and Professional Services and Senior Vice President, Administration. Prior to joining SGI, Mr. Coleman was Vice President of Product Development at Activision, Inc. Mr. Coleman is a member of the Board of Directors of United Online, an internet service provider, City National Bank and Accelyrs (chairman), a scientific data software provider.

Fred M. Gibbons Age: 57 Board Member since July 1998	Consulting Professor, Stanford University. Since 2006, Mr. Gibbons has been a Consulting Professor in the Electrical Engineering department at Stanford University. In 1995, Mr. Gibbons founded Venture-Concept, an investment firm based in California, and was a Partner until 2006. From 1995 through 1999, Mr. Gibbons was a lecturer at the Stanford University Graduate School of Electrical Engineering. In 1981, Mr. Gibbons founded Software Publishing Corporation based in San Jose, California, a company engaged in the development of software systems for personal computer applications, and was its Chief Executive Officer through 1994.

Name	Principal Occupation and Business Experience

Robert R. Herb Age: 45 Board Member since January 2005	Partner and Managing Director, BA Venture Partners. Mr. Herb was formerly an Executive Vice President and Chief Marketing Officer of Advanced Micro Devices, Inc. or AMD. From 1983 to 2004, Mr. Herb served in a number of executive positions with AMD including Vice President of Strategic Marketing for AMD’s Computation Products Group from 1996 to 1998, and Senior Vice President and Chief Marketing Officer from 1998 to 2000. He was promoted to Executive Vice President, Chief Marketing Officer and made a member of the office of the CEO in 2000. Mr. Herb is a member of the Board of Directors of Ageia Technologies Inc., a fabless semiconductor company.

Anthony B. Holbrook Age: 67 Board Member since July 1998 and Chairman of the Board since August 2003.	Retired Chief Technical Officer of Advanced Micro Devices, Inc. or AMD. From 1973 until his retirement in 1994, Mr. Holbrook served in a number of executive positions with AMD including Chief Operating Officer from 1982 to 1989, President from 1986 to 1990, and Vice Chairman and Chief Technical Officer from 1989 to 1994. He continued to serve as Vice Chairman of AMD’s board of directors after his retirement until April 1996. Prior to his employment with AMD, Mr. Holbrook held engineering and general management positions with Fairchild Semiconductor, Inc. and Computer Microtechnology, Inc.

Benjamin A. Horowitz Age: 40 Board Member since November 2001	Chief Executive Officer and President, Opsware Inc., a provider of information technology automation software. Since co-founding Opsware in 1999, Mr. Horowitz has served as President and Chief Executive Officer of Opsware Inc. Previously, from April 1999 to September 1999, Mr. Horowitz was vice president and general manager of the E-commerce Platform division of America Online, Inc., an internet service provider. From July 1995 to April 1999, Mr. Horowitz was a vice president at Netscape Communications, Inc., a provider of browser software. Mr. Horowitz is a member of the Board of Directors of Opsware Inc. and Omnicell, Inc.

Name	Principal Occupation and Business Experience

William M. Kelly Age: 53 Board Member since January 1998	Partner, with the law firm of Davis Polk & Wardwell. Mr. Kelly has been a partner with Davis Polk & Wardwell since January 2000. Prior to that time, Mr. Kelly served in several capacities with SGI. Mr. Kelly joined SGI in 1994 as Vice President, Business Development, General Counsel and Secretary and, from 1997 to 1999, served as Senior Vice President, Corporate Operations of SGI. During 1996, Mr. Kelly also served as Senior Vice President, Silicon Interactive Group of SGI and as acting Chief Financial Officer of SGI from May 1997 to February 1998.

Information concerning our executive officers and family relationships is in Item 4A of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act, our directors, executive officers, and any persons holding more than 10% of our common stock are required to report to the Securities and Exchange Commission and the Nasdaq National Market their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 filed pursuant to the Exchange Act furnished to us, we believe that during fiscal 2006, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis, except for a late Form 4 filed on behalf of Mervin S. Kato. The late filing was related to stock options granted to Mr. Kato on January 26, 2006 related to his promotion to CFO. A Form 4 was filed on February 13, 2006.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our chief executive officer, chief financial officer, and controller. A copy of this code is located on our website at www.mips.com.

During fiscal 2006, the members of the Audit and Corporate Governance Committee were Mr. Kelly (Chairman), Mr. Gibbons and Mr. Holbrook. Each member of this committee is an independent director according to Nasdaq standards and meets the special independence standards established by the Securities and Exchange Commission for audit committees. Our board of directors has determined that Mr. Kelly satisfies the definition of an “audit committee financial expert” under SEC rules and qualifies as an “independent director” in accordance with Nasdaq listing requirements.

Item 11.  Executive Compensation

The following table summarizes compensation information for the last three fiscal years for our Chief Executive Officer and each of the other four most highly compensated executive officers whose salary and bonus exceeded $100,000 during the fiscal year ended June 30, 2006. These officers are referred to as the named executive officers.

Summary Compensation Table

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus		Restricted Stock Awards		Securities Underlying Options	All Other Compensation (7)
John E. Bourgoin	2006	$400,000	—		—		135,000	$2,500
Chief Executive Officer	2005	$385,000	$244,244		$250,450	(5)	150,000	$2,500
and President	2004	$337,500	$349,718		—		550,000	$2,500

Jack Browne	2006	$260,000	—		—		72,000	—
Vice President,	2005	$245,000	$124,338		$90,380	(6)	80,000	—
Marketing	2004	$211,500	$182,630		—		200,000	—

Sandy Creighton	2006	$254,800	—		—		72,000	$2,500
Vice President,	2005	$245,000	$124,338		$90,380	(6)	80,000	$2,500
Human Resources and Corporate Administration (1)	2004	$212,850	$183,796		—		230,000	$2,500

W. Patrick Hays	2006	$260,000	$500	(3)	—		90,000	—
Vice President,	2005	$166,667	$164,583	(3)	—		250,000	—
Engineering (2)	2004	—	—		—		—	—

G. Michael Uhler	2006	$254,800	$1,000	(4)	—		72,000	$2,500
Vice President,	2005	$245,000	$132,438	(4)	$90,380	(6)	100,000	$2,500
Chief Technology Officer	2004	$219,500	$190,038	(4)	—		200,000	$2,500

(1)	Ms. Creighton was Vice President, General Counsel until February 2006, at which time she became Vice President, Human Resources and Corporate Administration.
(2)	Mr. Hays joined us in November 2004 as Vice President, Engineering.
(3)	Includes patent bonus awarded under the MIPS Patent Award program of $500 in fiscal 2006 and a relocation bonus of $80,000 in fiscal 2005.
(4)	Includes patent bonus awarded under the MIPS Patent Award program of $1,000 in fiscal 2006, $8,100 in fiscal 2005 and $500 in fiscal 2004.
(5)	Represents the value of 50,000 shares of restricted stock granted on September 17, 2004 valued at the closing price of $5.01 per share on the date of grant. The restricted stock vests annually over four years.
(6)	Represents the value of 20,000 shares of restricted stock granted on August 5, 2004 valued at the closing price of $4.52 per share on the date of grant. The restricted stock vests annually over four years.
(7)	Represents matching contributions under MIPS’ 401(k) plan.

Option Grants in Fiscal 2006

The following table provides details regarding all stock options granted to the named executive officers in fiscal 2006. All options were granted under our Long-Term Incentive Plan and generally have exercise prices equal to the fair market value on the date of grant. In general, the options vest in thirty-six equal monthly installments, unless otherwise noted.

Potential realizable value assumes that the stock price increases from the date of grant until the end of the option term (7 years) at the annual rate specified (5% and 10%). The 5% and 10% assumed annual rates of appreciation are mandated by SEC rules and do not represent our estimate or projection of the future common stock price. We believe that this method may not accurately illustrate the potential value of a stock option.

Option Grants in Fiscal 2006

Individual Grant
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
John E. Bourgoin	135,000	4.7%	$6.35	09/21/12	$348,987	$813,288
Jack Browne	72,000	2.5%	$6.11	08/29/12	$179,092	$417,360
Sandy Creighton	72,000	2.5%	$6.11	08/29/12	$179,092	$417,360
W. Patrick Hays	90,000	3.1%	$6.11	08/29/12	$223,865	$521,700
G. Michael Uhler	72,000	2.5%	$6.11	08/29/12	$179,092	$417,360

Aggregate Option Exercises in Fiscal 2006 and Fiscal Year-End Stock Option Values

The following table sets forth the number and value of options exercised as well as unexercised, in-the-money options held by our named executive officers at June 30, 2006.

Stock Option Exercises and Fiscal 2006 Year-End Values

Name	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at June 30, 2006		Value of Unexercised In-the-Money Options at June 30, 2006
			Exercisable	Unexercisable	Exercisable	Unexercisable
John E. Bourgoin	—	—	1,688,110	380,250	$1,487,928	$614,172
Jack Browne	96,997	$447,506	179,403	169,600	$290,028	$268,544
Sandy Creighton	—	—	719,900	174,900	$694,690	$280,920
W. Patrick Hays	—	—	120,001	219,999	—	—
G. Michael Uhler	61,500	$309,419	319,956	188,020	$274,429	$320,356

Director Compensation

Directors who do not receive compensation as officers or employees of MIPS or any of our affiliates receive an annual board membership fee, which is paid in four quarterly installments. The annual board membership fee is $20,000. The chairmen of the Audit and Corporate Governance and the Compensation and Nominating Committees receive an additional annual fee of $7,500, which is paid annually. In addition, non-employee directors receive $1,500 per meeting for attendance at board meetings and $1,000 for attendance at committee meetings and are reimbursed for reasonable expenses incurred in attending. The annual board membership fee for the chairman of the board is $100,000.

Our Directors’ Stock Option Plan authorizes 600,000 shares of common stock for issuance plus an annual increase each July 1 equal to the least of (1) 100,000 shares, (2) the number of shares subject to options granted in the prior one-year period, or (3) a lesser amount determined by our board of directors. Upon a non-employee director’s election or appointment to our board of directors, he or she will automatically receive an initial nonstatutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive an annual renewal nonstatutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted with an exercise price equal to the fair market value of common stock on the date of grant. Initial grants vest monthly over a 36-month period and annual grants vest immediately.

All options granted under our Directors’ Stock Option Plan have a term of ten years. In the event of our merger with or into another corporation or a sale of substantially all of our assets, and if the successor corporation does not assume or substitute options granted under the Directors’ Stock Option Plan, all of the outstanding options granted pursuant to the Directors’ Stock Option Plan become fully vested and exercisable.

Under the terms of our Directors’ Stock Option Plan, on the date of our 2005 Annual Meeting of Stockholders, Messrs. Coleman, Gibbons, Herb, Holbrook, Horowitz and Kelly were each granted options to purchase 10,000 shares. These options vested immediately and have a term of ten years. Additionally, under the terms of our Long-Term Incentive Plan, on the date of our 2005 Annual Meeting of Stockholders, Messrs. Coleman, Gibbons, Herb, Holbrook, Horowitz and Kelly were each granted options to purchase 2,500 shares. These options vested immediately and have a term of seven years.

Compensation and Nominating Committee Interlocks and Insider Participation

The members of the Compensation and Nominating Committee during fiscal 2006 were Kenneth L. Coleman, Robert R. Herb and Benjamin A. Horowitz. Mr. Coleman, Mr. Herb and Mr. Horowitz are all “non-employee directors” under Rule 16b-3 of, and have no interlocking relationships as defined by the Securities Exchange Act of 1934, as amended.

Change in Control Agreements

We have entered into change in control agreements with our executive officers providing for certain benefits following a change in control of MIPS and certain terminations of employment during the 24-month period following such a change in control. A “change in control” is generally defined in the agreements to encompass significant transactions resulting in a change of the corporate control of MIPS, including, among other things, an acquisition of more than 30% of the class of our common stock entitled to elect a majority of our directors, a business combination pursuant to which more than 75% of the class of our common stock entitled to elect a majority of our directors is transferred to different holders and the unapproved replacement of a majority of our directors.

In the event of a change in control, each executive officer’s options and shares of restricted stock will become fully vested and the officer may elect, within six months following the change in control, to have his or her options “cashed out” at a price determined in their respective agreements. If an officer’s employment is terminated other than for “cause” or if an officer resigns for “good reason” (as such terms are defined in the agreements), in either case within 24 months after a change in control, the officer will be entitled to receive a lump sum cash payment equal to 24 months’ salary.

Item 12. Security	Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of May 31, 2007, certain information regarding the beneficial ownership of our common stock by

•	each stockholder known by us to own beneficially more than 5% of our common stock,

•	each of our directors,

•	each executive officer listed in the Summary Compensation Table below and

•	all directors and executive officers as a group.

In the table below, percentage ownership is based upon 43,595,452 shares of common stock outstanding as of April 30, 2007. Common stock subject to options that are currently exercisable or exercisable within 60 days of April 30, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the number of shares owned and percentage ownership of any other person. Unless otherwise indicated, the persons named have sole voting and investment power over the shares beneficially owned by them subject to community property laws. Where information is based on Schedules 13G filed by the named stockholder, the number of shares owned is as of the date for which information was provided in such schedules.

Shares Beneficially Owned

	Common Stock
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
FMR Corp. (1) 82 Devonshire Street Boston, MA 02109	5,653,679	12.97%

Wellington Management Company, LLP (2) 75 State Street Boston, MA 02109	4,411,000	10.12%

Schroder Investment Management Inc. (3) 875 Third Avenue, 21st floor New York, NY 10022	2,983,300	6.84%

Eastbourne Capital Management, L.L.C. (4) 1101 Fifth Avenue Suite 370 San Rafael, CA 94901	2,951,139	6.77%

Barclays Global Investors, NA (5) 45 Fremont Street San Francisco, CA 94105	2,795,088	6.41%

Pacific Edge Investment Management, LLC (6) 100 Hamilton Avenue, Suite 100 Palo, Alto, CA 94301	2,280,427	5.23%

Directors and Executive Officers:
John E. Bourgoin	2,055,514	4.71%
Kenneth L. Coleman	161,499	*
Fred M. Gibbons	135,500	*
Robert R. Herb	49,722	*
Anthony B. Holbrook	245,000	*
Benjamin A. Horowitz	85,000	*
William M. Kelly	163,746	*
Jack Browne	322,084	*
Sandy Creighton	904,322	2.07%
W. Patrick Hays	235,124	*
G. Michael Uhler	443,453	1.02%
Directors and executive officers as a group (15 persons)	5,776,760	13.25%

*	Less than 1%.

(1)	As reported by FMR Corp. on Schedules 13G filed with the Securities and Exchange Commission on February 14, 2007. According to such Schedules 13G, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., and is the beneficial owner of 5,527,800 shares of common stock as a result of acting as investment adviser to various investment companies. The ownership of one investment company, Fidelity Small Cap Fund, amounted to 3,679,849 shares of common stock outstanding. Edward C. Johnson 3d, and FMR Corp. (through its control of Fidelity), and the funds each has sole power to dispose of the 5,527,800 shares of common stock owned by the Funds. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. According to such Schedules 13G, members of the Edward C. Johnson 3d family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. The Johnson family group and all other of these Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. is the beneficial owner of 5,700 shares of common stock. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 5,700 shares and sole power to vote 5,700 shares of common stock owned by the institutional accounts. Pyramis Global Advisors Trust Company, an indirect wholly-owned subsidiary of FMR Corp, is the beneficial owner of 120,179 shares of common stock as a result of its serving as investment manager of institutional accounts owning such shares. Edward C. Johnson 3d and FMR Corp., through its control of Pyramis Global Advisors Trust Company, each has sole dispositive power over 120,179 shares and sole power to vote 106,179 shares of common stock owned by the institutional accounts managed by Pyramis Global Advisors Trust Company.
(2)	As reported by Wellington Management Company, LLP on Schedule 13G/A filed with the Securities and Exchange Commission on April 30, 2007. According to such Schedule 13G/A, Wellington Management Company, LLP has shared power to vote 2,085,000 shares of common stock and shared power to dispose of 4,411,000 shares of common stock. Wellington Management Company, LLP is an investment advisor whose clients have the right to receive, or the power to direct the receipt of, dividends from, or the proceeds from the sale of, such securities.
(3)	As reported by Schroder Investment Management, Inc. on a Schedule 13G as filed with the Securities and Exchange Commission on February 14, 2006. According to such Schedule 13G, the stockholder has sole power to vote and dispose of shares.
(4)	As reported by Eastbourne Capital Management, L.L.C. on Schedule 13G filed with the Securities and Exchange Commission on February 13, 2007. According to such Schedule 13G, Eastbourne Capital Management L.L.C. and Richard Jon Barry have shared power to vote and dispose of 2,951,139 shares of common stock.
(5)	As reported by Barclays Global Investors, NA on Schedule 13G filed with the Securities and Exchange Commission on January 23, 2007. According to such Schedule 13G, Barclays Global Investors, NA has sole power to vote 2,663,955 shares of common stock and sole power to dispose of 2,795,088 shares of common stock and Barclays Global Fund Advisors has sole power to vote and dispose of 684,530 shares of common stock.
(6)	As reported by Pacific Edge Investment Management, LLC on a Schedule 13G as filed with the Securities and Exchange Commission on January 23, 2004. According to such Schedule 13G, each of Pacific Edge Investment Management, LLC and Karen Payne have shared power to vote and dispose of the shares. Pacific Edge Investment Management LLC is an investment adviser whose clients have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of the stock. Karen Payne is the Manager of Pacific Edge Investment Management LLC.

(7)	The table includes the following shares subject to acquisition upon exercise of options on April 30, 2007 or within 60 days thereof: Mr. Bourgoin 1,954,610; Mr. Coleman 155,000; Mr. Gibbons 125,000; Mr. Herb 44,722; Mr. Holbrook 225,000; Mr. Horowitz 85,000; Mr. Kelly 155,000; Mr. Browne 299,403; Ms. Creighton 842,800; Mr. Hays 230,001; Mr. Uhler 430,953 and directors and executive officers as a group 5,478,389.

Under our Rights Plan, our stockholders have the right to purchase shares of our preferred stock upon the occurrence of specified events. The documents evidencing this Rights Plan have been filed with the Securities and Exchange Commission as exhibits to registration statements on Form 8-A.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Consolidated Financial Statements. The following table presents information about these plans as of June 30, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	12,321,953	$7.56	2,694,475	(2)
Equity compensation plans not approved by security holders	725,964	$6.33	143,812	(3)
Total	13,047,917	$7.49	2,838,287

(1)	These equity compensation plans contain an “evergreen” provision whereby the number of shares available for issuance automatically increases on July 1 of each year. Our 1998 Long-Term Incentive Plan increases in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. Our Directors’ Stock Option Plan increases in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. Our Employee Stock Purchase Plan increases in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors.
(2)	Of these shares, 2,284,422 shares remain available for grant under the 1998 Long-Term Incentive Plan, 410,000 shares remain available for grant under the Directors’ Stock Option Plan, and 53 shares remain available for purchase under the Employee Stock Purchase Plan.
(3)	Of these shares, 116,562 shares remain available for grant under the 2002 Non-Qualified Option Plan and 27,250 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13.  Certain Relationships and Related Transactions.

Ernest Evans, the son-in-law of a member of our board of directors, Mr. Coleman, is one of our employees. Mr. Evans holds the position of Facilities and Purchasing Manager and is compensated at a salary similar to comparable positions within the company.

On November 18, 2005, the company entered into a separation agreement with Russell W. Bell, a company executive and former Vice-president of Marketing. Under the terms of the agreement, Mr. Bell’s last day of employment was December 31, 2005, at which time he ceased to be an employee of the company. Mr. Bell received a lump sum severance payment equal to six-months of salary and COBRA premiums.

On January 4, 2006, the company entered into a separation agreement with Kevin C. Eichler upon his resignation as CFO and Treasurer. Under the terms of the agreement, Mr. Eichler’s last day of employment was February 28, 2006, at which time he ceased to be an employee of the company. Mr. Eichler received a lump sum severance payment equal to six-months of salary and COBRA premiums.

Item 14.  Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Ernst & Young LLP in connection with the audit of the annual financial statements for fiscal 2006 and fiscal 2005, and the fees billed for other services rendered by Ernst & Young LLP.

Audit and Non-Audit Fees

	2006	2005
Audit fees (1):
Audit fees	$1,164,000	$1,024,000
Audit fees related to restatement	2,334,000	—

Total audit fees	3,498,000	1,024,000
Tax fees (2)	147,000	100,000

Total fees	$3,645,000	$1,124,000

(1)	Audit fees includes fees associated with the annual audit of our consolidated financial statements, the audit of internal controls over financial reporting, the reviews of our quarterly reports on Form 10-Q, statutory audits required for non-US subsidiaries and services normally provided by the independent auditors in connection with regulatory filings. It also includes fees associated with accounting consultations on matters that arose during, or as a result of, the audit or reviews of financial statements and statutory audits.
(2)	Tax fees include tax planning and tax advice primarily related to our international operations.

The Audit and Corporate Governance Committee has pre-approved all audit and non-audit services provided to us by Ernst & Young LLP during fiscal 2006. It is the policy of the Audit and Corporate Governance Committee to pre-approve each engagement with its independent auditors with respect to audit and non-audit services. The committee has delegated to the Chairman of the committee the authority to grant pre-approvals provided that the pre-approval decision and related services are presented to the committee at its next regularly scheduled meeting.

The Audit and Corporate Governance Committee of the Board of Directors has determined that the non-audit services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Schedules not listed above have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 28, 2006).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

Exhibit No.	List of Exhibits

10.9	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10

The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13

Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.14

Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.15

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

10.18

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

10.21	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.22	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.23	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

21.1	Subsidiaries of the Registrant.

Exhibit No.	List of Exhibits

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.

By:	/S/ JOHN E. BOURGOIN
John E. Bourgoin President and Chief Executive Officer

Date: June 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOHN E. BOURGOIN JOHN E. BOURGOIN	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2007

/S/ MERVIN S. KATO Mervin S. Kato	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2007

/S/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	June 28, 2007

/S/ FRED M. GIBBONS Fred M. Gibbons	Director	June 28, 2007

/S/ ROBERT R. HERB Robert R. Herb	Director	June 28, 2007

/S/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director and Chairman of the Board	June 28, 2007

/S/ BENJAMIN HOROWITZ Benjamin Horowitz	Director	June 28, 2007

/S/ WILLIAM M. KELLY William M. Kelly	Director	June 28, 2007

Exhibit No.	Index of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 28, 2006).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

10.1	The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2	The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.9	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.14	Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

Exhibit No.	Index of Exhibits

10.15	Form of Award Document, as amended for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.16	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.17	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.18	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.20	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.21	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.22	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.23	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002