Form 10-Q
period 2006-09-30
MIPS TECHNOLOGIES INC
filed 2007-07-02
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one). Large accelerated filer  ☐     Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,595,452.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,505	$101,481
Marketable investments	19,787	19,725
Accounts receivable, net	5,600	4,631
Prepaid expenses and other current assets	2,785	3,157

Total current assets	133,677	128,994
Equipment, furniture and property, net	4,978	2,718
Intangible assets, net	4,753	5,044
Other assets	14,273	11,183

	$157,681	$147,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$117	$1,313
Accrued liabilities	12,195	8,287
Deferred revenue	2,428	2,143

Total current liabilities	14,740	11,743
Long-term liabilities	4,931	2,966

	19,671	14,709

Stockholders’ equity:
Common stock	43	43
Preferred stock	—	—
Additional paid-in capital	235,186	232,855
Accumulated other comprehensive income	279	142
Accumulated deficit	(97,498)	(99,810)

Total stockholders’ equity	138,010	133,230

	$157,681	$147,939

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
		(As Restated) (1)
	2006	2005

Revenue:
Royalties	$11,207	$8,054
Contract revenue	8,343	3,889

Total revenue	19,550	11,943
Costs and expenses:
Research and development	8,111	7,521
Sales and marketing	4,871	3,844
General and administrative	4,311	3,009
Acquired in-process research and development	—	570

Total costs and expenses	17,293	14,944

Operating income (loss)	2,257	(3,001)
Other income, net	1,429	825

Income (loss) before income taxes	3,686	(2,176)
Provision (benefit) for income taxes	1,363	(411)

Net income (loss)	$2,323	$(1,765)

Net income (loss) per basic share	$0.05	$(0.04)

Net income (loss) per diluted share	$0.05	$(0.04)

Shares used in computing net income (loss) per basic share	43,461	42,450
Shares used in computing net income (loss) per diluted share	45,101	42,450

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2006	2005
		(As Restated) (1)
Operating activities:
Net income (loss)	$2,323	$(1,765)
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation	485	382
Stock-based compensation	2,063	3,135
Acquired in-process research and development	—	570
Amortization of intangibles and deferred compensation	340	198
Other non-cash charges	(260)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(969)	(645)
Prepaid expenses and other current assets	368	475
Other assets	(3,139)	(813)
Accounts payable	(1,196)	(1,053)
Accrued compensation	1,724	(1,494)
Other current accrued liabilities	1,768	(290)
Income tax payable	516	(410)
Deferred revenue	237	(833)
Long-term liabilities	2,013	485

Net cash provided by (used in) operating activities	6,273	(2,228)

Investing activities:
Purchases of marketable investments	(9,789)	(9,862)
Maturities of marketable investments	10,000	10,000
Capital expenditures	(2,745)	(314)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	—	(3,657)
Restricted cash	—	(656)

Net cash used in investing activities	(2,534)	(4,489)

Financing activities:
Net proceeds from issuance of common stock	258	699

Net cash provided by financing activities	258	699
Effect of exchange rate on cash	27	(17)

Net increase (decrease) in cash and cash equivalents	4,024	(6,035)
Cash and cash equivalents, beginning of period	101,481	91,686

Cash and cash equivalents, end of period	$105,505	$85,651

Supplemental disclosures of cash transaction:
Income taxes paid	866	71

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1. Description of Business and Basis of Presentation

We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer greater performance, smaller manufacturing dimensions and higher performance in embedded processors. Our technology is utilized in many high-growth embedded markets including digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2006 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2006, included in our 2006 Annual Report on Form 10-K. In this Form 10-Q, as reported in the 2006 Annual Report on Form 10-K, we are restating our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the three months ended September 30, 2005, as a result of an independent stock option investigation commenced by the Special Committee as described in Note 2, “Restatement of Condensed Consolidated Financial Statements.” We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R). Compensation cost recognized during the three-month periods ended September 30, 2006 and 2005, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

The following table shows total stock-based employee compensation expense (see Note 9, “Stock-Based Compensation” for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,
	2006	2005
		(As Restated) (1)
Costs and expenses:
Research and development	$789	2,019
Sales and marketing	566	497
General and administrative	708	566

Total stock-based compensation expense	$2,063	$3,082

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

There was no capitalized stock-based employee compensation cost as of September 30, 2006 or 2005. There were no material recognized tax benefits during the first quarter of either fiscal 2007 or fiscal 2006.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $35,000 for the three-month period ended September 30, 2006 and $47,000 for the three-month period ended September 30, 2005.

Note 2. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements. In our 2006 Annual Report on Form 10-K, we restated our consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the fiscal years ended June 30, 2005 and June 30, 2004 and the first three quarters of 2006 as a result of an independent stock option investigation by the Special Committee of our Board of Directors. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects of $32.0 million recorded in fiscal years 1999 to 2006 with regard to past stock option grants with approximately 99% of the expense being recorded in years prior to fiscal 2004. We have made certain other adjustments to the consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

In this Form 10-Q, as reported in the 2006 Annual Report on Form 10-K, we are restating our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the three months ended September 30, 2005, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) a calculation error under FAS123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit in the amount of $2.1 million related to the first quarter of fiscal year 2006; (2) a realized foreign exchange gain of $280,000 in fiscal year 2005 related to the reconciliation of the currency translation adjustments from the closure of our Denmark entity; (3) calculation errors related to the accretion of interest on certain investments increasing interest income by $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and $45,000 cumulative in the first three quarters of fiscal 2006; (4) calculation errors noted in our federal and state research and development tax credits which impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation related to the stock option investigation and associated income tax adjustments and certain other adjustments to our previously reported condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended September 30, 2005
	As Reported	Adjustments (1)	As Restated
Revenue:
Royalties	$8,054	$—	$8,054
Contract revenue	3,889	—	3,889

Total revenue	11,943	—	11,943
Costs and expenses:
Research and development	9,528	(2,007)	7,521
Sales and marketing	3,829	15	3,844
General and administrative	2,853	156	3,009
Acquired in-process research and development	570	—	570

Total costs and expenses	16,780	(1,836)	14,944
Operating income (loss)	(4,837)	1,836	(3,001)
Other income, net	809	16	825

Income (loss) before income taxes	(4,028)	1,852	(2,176)
Provision (benefit) for income taxes	(694)	283	(411)

Net income (loss)	$(3,334)	$1,569	$(1,765)

Per basic share amounts:
Net income (loss) per basic share	$(0.08)	$0.04	$(0.04)

Per diluted share amounts:
Net income (loss) per diluted share	$(0.08)	$0.04	$(0.04)

Shares used in computing net income (loss) per basic share	42,382		42,450

Shares used in computing net income (loss) per diluted share	42,382		42,450

(1)	Adjustment of $2.0 million in research and development primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million related to the first quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation and related tax adjustments and certain other adjustments to our previously reported condensed consolidated statement of cash flows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005
	As Reported	Adjustments (1)	As Restated
Operating Activities:
Net income (loss)	$(3,334)	$1,569	$(1,765)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	382	—	382
Stock based compensation	4,871	(1,736)	3,135
Acquired in-process research and development	570	—	570
Amortization of intangibles and deferred compensation	298	(100)	198
Other non-cash charges	(154)	(16)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(645)	—	(645)
Prepaid expenses and other current assets	475	—	475
Other assets	(813)	—	(813)
Accounts payable	(1,053)	—	(1,053)
Accrued compensation	(1,494)	—	(1,494)
Other current accrued liabilities	(290)	—	(290)
Income tax payable	(693)	283	(410)
Deferred revenue	(833)	—	(833)
Long-term liabilities	485	—	485

Net cash used in operating activities	(2,228)	—	(2,228)
Investing activities:
Purchases of marketable investments	(9,862)	—	(9,862)
Maturities of marketable investments	10,000	—	10,000
Capital expenditures	(314)	—	(314)
Acquisition of First Silicon Solutions, Inc. net of cash acquired	(3,657)	—	(3,657)
Restricted cash	(656)	—	(656)

Net cash used in investing activities	(4,489)	—	(4,489)
Financing activities:
Net proceeds from issuance of common stock	699	—	699

Net cash provided by financing activities	699	—	699
Effect of exchange rate on cash	(17)	—	(17)

Net increase (decrease) in cash and cash equivalents	(6,035)	—	(6,035)
Cash and cash equivalents, beginning of year	91,686	—	91,686

Cash and cash equivalents, end of year	$85,651	—	$85,651

Supplemental disclosures of cash transactions:		—
Income taxes paid	21	—	21

(1)	Adjustment of $1.7 million in stock-based compensation primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million.

Note 3. Computation of Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2006	2005
		(As Restated)
Numerator:
Net income (loss)	$2,323	$(1,765)

Denominator:
Weighted-average shares of common stock outstanding	43,521	42,570
Less: Weighted-average shares subject to repurchase	(60)	(120)

Shares used in computing net income (loss) per basic share	43,461	42,450

Effect of dilutive securities-employee stock options and shares subject to repurchase	1,640	—
Shares used in computing net income (loss) per diluted share	45,101	42,450

Net income (loss) per basic share	$0.05	$(0.04)
Net income (loss) per diluted share	$0.05	$(0.04)
Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	9,191	6,972

Note 4. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the first three months of fiscal 2007 was $2.5 million and total comprehensive loss for the comparable period in the prior year was $1.8 million.

Note 5. Investment and Acquisition

On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2’s products and services will provide value to our customer base by improving de-bugging capability and accelerating time to market of their products. We acquired all of the outstanding FS2 stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash. We did not assume any of the stock options of FS2. An escrow account holds 15% of the initial cash consideration to cover claims we may have under the merger agreement for a period of 18 months. We agreed to pay an additional amount of up to $4.0 million in contingent payments over a three-year period following the acquisition date based upon annual revenue and project completion milestones. In accordance with EITF 95-8: Accounting for Contingent Consideration paid to the Shareholders for an Acquired Enterprise in a Purchase Business Combination, any such payments based on achievement of annual revenue milestones will be additional purchase consideration and will be recorded as goodwill. Any such payments based on completion of project milestones will be recorded as operating expense.

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

The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $570,000 for the acquired in-process research and development expense upon completion of the acquisition.

The operating results of FS2 since the acquisition date of September 2, 2005 are included in these financial statements.

In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method. The investments are included in other assets on the consolidated balance sheet.

Note 6. Purchased Intangible Assets

All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of September 30, 2006 and June 30, 2006 (in thousands):

	September 30, 2006			June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(2,963)	$3,099	$6,062	$(2,736)	$3,326
Customer relationships	1,310	(237)	1,073	1,310	(182)	1,128
Tradename	110	(40)	70	110	(31)	79

Purchased intangible assets	$7,482	$(3,240)	$4,242	$7,482	$(2,949)	$4,533

The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is approximately $873,000, $1,164,000, $925,000, $690,000 and $388,000 for the remaining nine months of fiscal 2007 and for fiscal years 2008, 2009, 2010 and 2011 respectively, and approximately $202,000 for years following fiscal 2011. Amortization expense for purchased intangible assets was $291,000 in the first quarter of fiscal 2007 and $198,000 in the first quarter of fiscal 2006.

Goodwill, as of September 30, 2006 and June 30, 2006 was $511,000.

Note 7. Interest Income

Interest income reported under Other income, net was $1.5 million for the three-month period ended September 30, 2006 and $867,000 for the three-month period ended September 30, 2005.

Note 8. Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $6.7 million as of September 30, 2006. Payment of these obligations are subject to the provision of services or products.

Litigation

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

By order of the court dated April 12, 2007, the three actions were consolidated into a single action entitled In re MIPS Technologies, Inc. Derivative Litigation. Pursuant to the court’s order, a consolidated complaint was due by May 29, 2007 and discovery in the consolidated action was stayed pending resolution of a motion to dismiss the consolidated complaint due to plaintiffs’ lack of standing to sue on MIPS’ behalf. On May 25, 2007, the parties jointly submitted to the court a stipulation and proposed order extending the time for lead plaintiff to file a consolidated complaint until July 16, 2007. It is not known when or on what basis these matters will be resolved.

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

Note 9. Stock-Based Compensation

Activity under our Stock Option Plans for the three months ending September 30, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2006	13,047,917	$7.49
Options granted	1,521,775	$6.54
Options exercised	(61,502)	$4.20
Options cancelled	(227,793)	$10.08

Outstanding at September 30, 2006	14,280,397	$7.36	5.72	$14,546

Exercisable at September 30, 2006	8,927,875	$8.06	5.16	$9,607

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value for the three months ended September 30, 2006 and 2005 was $149,000 and $438,000.

Nonvested share activity under our Stock Options Plans for the three months ended September 30, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2006	90,000	$4.72
Vested	(30,000)	$4.72

Nonvested balance at September 30, 2006	60,000	$4.72

As of September 30, 2006, $265,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.9 years. The fair value of shares vested during the first three months of fiscal 2007 was $202,000.

Grant Date Fair Values. The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. In fiscal 2006, we refined the method of estimating the volatility of our common stock which we believe provides a more reasonable forecast. For stock options, we estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Prior to fiscal 2006, we estimated volatility and the expected life based solely on historical activity. The change in our assumptions did not have a significant impact on the fair value of our stock options granted in fiscal 2006. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options

	Three Months Ended September 30,
	2006	2005
Expected life (in years)	4.2	4.2
Risk-free interest rate	4.86%	4.08%
Expected volatility	.65	.77
Dividend yield	0.00%	0.00%
Grant date fair value	$3.57	$3.81

There were no shares granted under our stock purchase plan during the first quarter of fiscal 2006 or 2005. Included in the consolidated statement of operations for the period ended September 30, 2006 and 2005 is $162,000 and $137,000, respectively of stock-based compensation expense related to the amortization of options granted under our Employee Stock Purchase and Supplemental Stock Purchase Plans.

Note 10. Income Taxes

We recorded an income tax provision of $1.4 million, or 37% of pretax income after discrete items, for the first quarter of fiscal 2007. We recorded an income tax benefit of $411,000, or 19%, of the first quarter loss for fiscal 2006.

Our estimated annual effective tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The estimated annual effective tax rate, before discrete items, of 22% in the first quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits and general business tax credit carryovers from prior years. The actual benefit tax rate of 19% recorded in the first quarter of fiscal 2006 is lower than the calculated estimated annual effective rate of 22% due to discrete items recorded during the period, including the in-process research and development expense of $570,000 related to the FS2 acquisition during the period.

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

Note 11. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS beginning with July 1, 2007. We are currently evaluating the effect that the adoption of FIN 48 will have on our results of operations and financial position.

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

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include our expectations for future levels of operating expenses as well as other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Risk Factors”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

The discussion and analysis set forth below in this Item 2 reflect the restatement of our financial results as referenced in our Annual Report on Form 10-K for the year ended June 30, 2006 in the “Explanatory Note” immediately preceding Part I Item 1 and further discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements. In this Form 10-Q, we are restating our condensed consolidated statements of operations and condensed consolidated statement of cash flows for the three month ended September 30, 2005, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

Overview

We are a leading provider of industry-standard processor architectures and cores for digital consumer and business applications. We design and license high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and higher performance in embedded processors. Our technology is utilized in many high-growth embedded markets including digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

Revenue in the first quarter of fiscal 2007 increased 64% over the comparable period in fiscal 2006 due to an increase in both contract revenue and royalties. Contract revenue increased by $4.5 million or 115% primarily due to eight new license agreements signed in the quarter including two unlimited use MIPS32 24KE core agreements compared to six agreements completed in the comparable period in fiscal 2006. In the first quarter of fiscal 2006, we experienced a slowdown in licensing activity due to some customers delaying their investment decisions and due to a leaner pipeline of targeted opportunities. Royalty revenues increased 39% over the comparable period in fiscal 2006 primarily due to a 57% increase in shipments to nearly 90 million units reported by our licensees. Additionally, royalties grew 8% on a sequential quarter primarily due to an increase in shipments of 8.9 million units.

Operating expense in the first quarter of fiscal 2007 increased by $2.3 million or 16% in comparison with the comparable period in fiscal 2006. The increase was primarily due to an increase in commissions and bonuses and higher legal expenses offset by a decrease in FAS 123 R stock-based compensation expense primarily due to $1.2 million in non-recurring stock-based compensation expense included in the first quarter of fiscal 2006 related to options which were the subject of the settlement in September 2005 of the Denmark lawsuit. In August 2006, we began a voluntary review of our historic stock option practices for the period from July 1, 1998 through June 30, 2006 and incurred costs of $413,000 for accounting and legal services during the quarter. We will incur additional accounting and legal fees related to the stock option investigation of our historical financial statements through the remainder of fiscal 2007. We expect our operating expenses for the remainder of fiscal 2007, net of the cost of the investigation, to be higher than the comparable periods in fiscal 2006 as we continue to invest in additional projects to support future growth.

Net income before income tax for the first quarter of fiscal 2007 was $3.7 million compared to a net loss before income tax benefit of $2.2 million in the first quarter of fiscal 2006.

Our balance sheet remains strong as our cash, cash equivalents and marketable investments balance increased by $4.1 million during the quarter with net cash of $6.3 million provided from operating activities.

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

Our revenue in the three-month periods ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

	Three Months Ended September 30,
	2006	2005	Change in Percent
Revenue
Royalties	$11,207	$8,054	39%
Percentage of Total Revenue	57%	67%
Contract Revenue	8,343	3,889	115%
Percentage of Total Revenue	43%	33%
Total Revenue	$19,550	$11,943	64%

Total revenue increased 64% for the first quarter of fiscal 2007 over the comparable period in fiscal 2006 due to an increase in both contract revenues and royalties. The increase in royalties primarily resulted from a $3.8 million increase in royalties under license agreements signed since our initial public offering in June 1998 due to an increase in unit shipments by certain licensees and an increase in the overall number of licensees reporting royalties. This increase was offset in part by a $665,000 decrease in royalties from our legacy agreements, which were signed prior to our IPO. Contract revenues increased 115% primarily due to an increase of $5.2 million in fees generated from new and existing license agreements for developed technology and was partially offset by a decrease of $1.2 million in fees generated from engineering services contracts for technology under development. The increase in fees for developed technology was primarily due to eight new license agreements completed in the first quarter of fiscal 2007, including two unlimited use licenses for the MIPS32 24KE core family, which generally provide for a higher average license fee. This compares to six new agreements completed in the first quarter of fiscal 2006, primarily for the MIPS32 4K core family, which generally provides a lower average license fee. Engineering service fees decreased since there were no agreements in place for the development of products in the first quarter of fiscal 2007.

Cost and Expenses. Our cost and expenses for the three-month periods ended September 30, 2006 and September 30, 2005 was as follows (in thousands):

	Three Months Ended September 30,
	2006	2005	Change in Percent
	(As Restated)(1)
Cost and Expenses
Research and Development	$8,111	$7,521	8%
Sales and Marketing	$4,871	$3,844	27%
General and Administrative	$4,311	$3,009	43%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

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

The increase in research and development expenses for the first quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily due to an increase in salary expense of $469,000 related to an increase in headcount of 17 employees, an increase in bonus and profit sharing expense of $370,000 as plan targets were met in the first quarter of fiscal 2007, and an increase in depreciation and amortization expense of $294,000 due to the purchases of new equipment and leasehold improvements and the license of new CAD tools. This increase was partially offset by a non-recurring stock-based compensation charge of $1.2 million included in the first quarter of fiscal 2006 related to the options which were the subject of the Denmark lawsuit settlement reached in September 2005.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Sales and marketing expenses for the first quarter of fiscal 2007 increased over the comparable period in fiscal 2006. The increase in sales and marketing expenses was primarily due to an increase in commission expense of $252,000 due to an increase in contract revenue, an increase of $190,000 in bonus and profit sharing expense as plan targets were met in the first quarter of fiscal 2007, an increase of $179,000 due to fees paid to a sales agent, and an increase in travel expenses of $101,000.

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

General and administrative expenses for the first quarter of fiscal 2007 increased over the comparable period in fiscal 2006. The increase in general and administrative expenses was primarily the result of an increase in legal fees of $730,000 due to the investigation into our stock option practices as well as higher fees related to our patents, and an increase in bonus and profit sharing expense of $340,000 as plan targets were met in the first quarter of fiscal 2007. We expect that our general and administrative expenses will increase over the next few quarters due to incremental costs associated with the stock option investigation.

Acquired In-process Research and Development. In September 2005, we completed the acquisition of FS2, a design services and development tools company, for cash consideration. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge in the first quarter of fiscal 2006 of $570,000 for the acquired in-process research and development expense upon completion of the acquisition.

Other Income, Net. Other income, net, for the first quarter of fiscal 2007 was $1.4 million compared to $825,000 for the comparable period in fiscal 2006. The increase in other income was primarily due to an increase in interest income, due to higher interest rates.

We recorded an income tax provision of $1.4 million, or 37% of pretax income after discrete items, for the first quarter of fiscal 2007. We recorded an income tax benefit of $411,000, or 19%, of the first quarter loss for fiscal 2006.

Our estimated annual effective tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The estimated annual effective tax rate, before discrete items, of 22% in the first quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits, and general business tax credit carryovers from prior years. The actual benefit tax rate of 19% recorded in the first quarter of fiscal 2006 is lower than the calculated estimated annual effective rate of 22% due to discrete items recorded during the period, including the in-process research and development expense of $570,000 related to the FS2 acquisition during the period.

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

Financial Condition

At September 30, 2006, we had cash, cash equivalents and short-term investments of $125.3 million and total working capital of $118.9 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statements of cash flows for the three months ended September 30, 2006 and 2005. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Three Months Ended September 30,
	2006	2005
		(As Restated) (1)
Net cash provided by (used in) operating activities	$6,273	$(2,228)
Net income (loss)	2,323	(1,765)
Depreciation	485	382
Stock-based compensation	2,063	3,135
Acquired in-process research and development	—	570
Amortization of intangibles and deferred compensation	340	198
Accounts receivable	(969)	(645)
Other assets	(3,139)	(813)
Accounts payable	(1,196)	(1,053)
Other current accrued liabilities	1,768	(290)
Income tax payable	516	(410)
Accrued compensation	1,724	(1,494)
Long-term liabilities	2,013	485

Net cash used in investing activities	$(2,534)	$(4,489)
Net maturities (purchases) of short-term investments	211	138
Capital expenditures	(2,745)	(314)
Acquisition of First Silicon Solutions, Inc, net of cash acquired	—	(3,657)
Restricted cash	—	(656)

Net cash provided by financing activities	$258	$699
Net proceeds from issuance of common stock	258	699

Net increase (decrease) in cash and cash equivalents	$4,024	$(6,035)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

For the three-month period ended September 30, 2006, our operating activities provided net cash of $6.3 million primarily due to our net income and non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, and amortization of intangible assets. In addition, cash was provided by an increase in long term liabilities due to a $2.1 million accrual for extended payment terms on a Computer-Aided Design Time-Based License (“CAD TBL”), as well as an increase in accrued compensation due to the accrual of profit sharing and executive bonus for the quarter and an increase in other current accrued liabilities due to higher accruals of legal and accounting fees, and accruals relating to CAD TBLs and maintenance contracts, partially offset by a $1.0 million payment related to the FS2 acquisition. This provision of cash was partially offset by cash used due to an increase in other assets relating to a $3.1 million purchase of a CAD TBL, and by a decrease in accounts payable due to a $628,000 payment for our business insurance policy renewal.

For the three-month period ended September 30, 2005, our operating activities used net cash of $2.2 million primarily reflecting our net loss offset by in-process research and development charges related to the FS2 acquisition, and non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles and deferred compensation. In addition, cash was used by increases in accounts receivable due to new balances during the quarter and other assets due to an increase in the cash surrender value on life insurance policies. Also, cash was used by a decrease in accounts payable due to payment of our annual business insurance policy renewal of $913,000, a decrease in accrued compensation which included $1.0 million in executive bonus payments from our prior fiscal year, and a decrease of $693,000 in income taxes payable due to our tax benefit for the period. This was partially offset by cash generated from a decrease in prepaid expenses and other current assets due to collection of a non-trade receivable and $228,000 due to amortization of our business insurance policy along with an increase in long-term liabilities due to additional deferrals under our deferred compensation plan.

Net cash used in investing activities was $2.5 million for the three months ended September 30, 2006 which was primarily due to purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments. Net cash used in investing activities was $4.5 million for the three months ended September 30, 2005 which included cash used for the acquisition of FS2 of $3.7 million, and $656,000 for the establishment of an escrow account related to the acquisition, along with purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments.

Net cash provided by financing activities was $258,000 for the three months ended September 30, 2006 compared to $699,000 for the comparable period in the prior year. Net cash provided by financing activities during the three-month period ended September 30, 2006 and September 30, 2005 was attributable primarily to purchases under our employee stock plans.

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

Contractual Obligations

Our contractual obligations as of September 30, 2006 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,811	$1,557	$2,254	—	—
Purchase obligations (2)	6,674	4,591	2,083	—	—
Other short-term liabilities reflected on our Balance Sheet (3)	684	684	—	—	—
Other long-term liabilities reflected on our Balance Sheet (4)	1,979	—	1,979	—	—

Total	$13,148	$6,832	$6,316	—	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $3.4 million since June 30, 2006 primarily due to the purchase of a CAD TBL in August 2006.

(3)	Short-term liability due to an escrow account of $656,000 related to the FS2 acquisition completed in September 2005, which will be settled eighteen months from the acquisition date.

(4)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

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

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) under the Exchange Act) were not effective as of September 30, 2006, because of the material weaknesses described in Part II, Item 9A, in our 2006 Annual Report on Form 10-K. In that section, we describe two material weaknesses in our internal control over financial reporting as a result of errors found during the preparation of the restated financial statements with regards to the process of accounting for a complex non-routine transaction and the process of accounting for income taxes. Specifically, we lacked adequate controls to ensure that the assumptions used in the determination of the fair value calculation were properly determined on options that were the subject of a settlement with former employees in Denmark during the first quarter of fiscal 2006. Second, we lacked adequate controls relating to the oversight and review of tax provision, including lack of timely reconciliation of certain tax accounts and review of those reconciliations for income tax expense and deferred tax assets and liabilities.

We have an on-going process of analyzing and improving our internal controls, including those related to the material weaknesses identified by management. We expect to develop and implement a plan to remediate the material weaknesses described above. With regard to the process of accounting for a complex non-routine transaction, our remediation plan is expected to include enhancing our internal controls to provide additional oversight and review of the accounting for complex non-routine transactions, including consultations with experts in a timely manner and documentation of the process followed for transactions in adherence to the policy. With regard to the process of accounting for income taxes, our remediation plan is expected to include: (a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) consultation with tax experts in a timely manner.

There were no changes in our internal control over the financial reporting that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and government enforcement actions. On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices from the time of our initial public offering in July 1998 through June 2006. As described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for the fiscal year ended June 30, 2006, as a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and we have restated certain previously filed financial statements.

The Special Committee investigation, our internal review, and related activities have resulted in our incurring substantial expenses for legal, accounting, tax and other professional services.

While our management believes that we have made appropriate judgments in determining the correct measurement dates for the stock option grants, the Securities and Exchange Commission (“SEC”) may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past incorrect measurement dates. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated.

As described in Part II, Item 1, “Legal Proceedings”, derivative complaints have been filed in federal courts against current and former officers and directors pertaining to allegations relating to stock option grants. Additional litigation based on similar allegations may also be filed. We have provided the results of our independent investigation to the SEC and we have responded to informal requests for documents and additional information. We intend to continue to provide the SEC with our full cooperation. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract our management from the conduct our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our results of operations and financial condition.

Since September 2006, we have received several Nasdaq Staff Determination notices stating that the we were not in compliance with the requirements for continued listing due to the delayed filings of our SEC reports. With the filing of our 2006 Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and the concurrent filing of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2006, December 31, 2006 and March 31, 2007, we believe that we have remedied our non-compliance, subject to Nasdaq’s affirmative completion of our compliance protocols and its notification to us accordingly. However, if the SEC disagrees with the manner in which we have accounted for and reported, or not reported, the financial impact of past stock option grants, there could be further delays in filing our subsequent SEC reports that might result in delisting of our common stock from the Nasdaq Global Market.

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
Mervin S. Kato Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Dated: June 28, 2007