Form 10-Q
period 2006-12-31
MIPS TECHNOLOGIES INC
filed 2007-07-02
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,595,452.

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2006	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,745	$101,481
Marketable investments	19,727	19,725
Accounts receivable, net	5,856	4,631
Prepaid expenses and other current assets	2,408	3,157

Total current assets	139,736	128,994

Equipment, furniture and property, net	5,236	2,718
Intangible assets, net	4,462	5,044
Other assets	13,933	11,183

	$163,367	$147,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$150	$1,313
Accrued liabilities	12,988	8,287
Deferred revenue	2,683	2,143

Total current liabilities	15,821	11,743
Long-term liabilities	4,963	2,966

	20,784	14,709
Stockholders’ equity:
Common stock	43	43
Preferred stock	—	—
Additional paid-in capital	237,082	232,855
Accumulated other comprehensive income	368	142
Accumulated deficit	(94,910)	(99,810)

Total stockholders’ equity	142,583	133,230

	$163,367	$147,939

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
		(As Restated)(1)		(As Restated)(1)
	2006	2005	2006	2005
Revenue:
Royalties	$11,188	$8,930	$22,394	$16,984
Contract revenue	9,817	7,445	18,161	11,334

Total revenue	21,005	16,375	40,555	28,318
Costs and expenses:
Research and development	8,574	6,163	16,685	13,684
Sales and marketing	5,209	5,117	10,080	8,961
General and administrative	4,577	3,201	8,888	6,210
Acquired in-process research and development	—	—	—	570

Total costs and expenses	18,360	14,481	35,653	29,425
Operating income (loss)	2,645	1,894	4,902	(1,107)
Other income, net	1,544	1,002	2,974	1,827

Income before income taxes	4,189	2,896	7,876	720
Provision for income taxes	1,601	554	2,965	143

Net income	$2,588	$2,342	$4,911	$577

Net income per basic share	$0.06	$0.06	$0.11	$0.01

Net income per diluted share	$0.06	$0.05	$0.11	$0.01

Shares used in computing net income per basic share	43,533	42,658	43,497	42,554

Shares used in computing net income per diluted share	45,703	43,814	45,402	44,077

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2006	2005
		As Restated(1)
Operating activities:
Net income	$4,911	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,006	764
Stock-based compensation	3,830	5,107
Acquired in-process research and development	—	570
Amortization of intangibles	680	479
Other non-cash charges	(484)	(369)
Changes in operating assets and liabilities:
Accounts receivable	(1,225)	(987)
Prepaid expenses and other current assets	746	487
Other assets	(2,848)	(1,534)
Accounts payable	(1,163)	(107)
Accrued compensation	1,276	(2,109)
Other current accrued liabilities	1,987	(510)
Income tax payable	1,614	(228)
Deferred revenue	444	(454)
Long-term liabilities	2,093	743

Net cash provided by operating activities	12,867	2,429
Investing activities:
Purchases of marketable investments	(24,507)	(24,650)
Maturities of marketable investments	25,000	25,000
Capital expenditures	(3,524)	(797)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	—	(3,557)
Investment in private company	—	(500)
Restricted cash	—	(661)

Net cash used in investing activities	(3,031)	(5,165)
Financing activities:
Net proceeds from issuance of common stock	386	1,660

Net cash provided by financing activities	386	1,660
Effect of exchange rate on cash	42	(84)

Net increase (decrease) in cash and cash equivalents	10,264	(1,160)
Cash and cash equivalents, beginning of period	101,481	91,686

Cash and cash equivalents, end of period	$111,745	$90,526

Supplemental disclosures of cash transaction:
Income taxes paid	1,374	427

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements.

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2006 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2006, included in our 2006 Annual Report on Form 10-K. In this Form 10-Q, as reported in the 2006 Annual Report on Form 10-K, we are restating our condensed consolidated statements of operations for the three- and six-months ended December 31, 2005 and the condensed consolidated statement of cash flows for the six-months ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee as described in Note 2, “Restatement of Condensed Consolidated Financial Statements.” We have made certain other adjustments to the historical consolidated financial statements to correct the errors identified during the preparation of the restated financial statements.

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

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-months and six-months periods ended December 31, 2006 and 2005 (in thousands):

	Three Months Ended December 31, 2006	Three Months Ended December 31, 2005	Six Months Ended December 31, 2006	Six Months Ended December 31, 2005
		As Restated(1)		As Restated(1)
Costs and expenses:
Research and development	$714	$706	$1,503	$2,779
Sales and marketing	534	505	1,100	1,001
General and administrative	520	761	1,228	1,327

Total stock-based compensation expense	$1,768	$1,972	$3,831	$5,107

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

There was no capitalized stock-based employee compensation cost as of December 31, 2006 or 2005. There were no material recognized tax benefits during the first six months of either fiscal 2007 or fiscal 2006.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $35,000 and $71,000 for the three-month and six-month periods ended December 31, 2006 and $37,000 and $138,000 for the three-month and six-month periods ended December 31, 2005.

Note 2. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements. In our 2006 Annual Report on Form 10-K, we restated our consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the fiscal years ended June 30, 2005 and June 30, 2004 and the first three quarters of 2006, as a result of an independent stock option investigation by the Special Committee of our Board of Directors. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects of $32.0 million recorded in fiscal years 1999 to 2006 with regard to past stock option grants with approximately 99% of the expense being recorded in years prior to fiscal 2004. We have made certain other adjustments to the consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

In this Form 10-Q, as reported in the 2006 Annual Report on Form 10-K, we are restating our condensed consolidated statements of operations for the three- and six-months ended December 31, 2005 and condensed consolidated statement of cash flows for the three-months ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit in the amount of $2.1 million related to the first quarter of fiscal year 2006; (2) a realized foreign exchange gain of $280,000 in fiscal year 2005 related to the reconciliation of the currency translation adjustments from the closure of our Denmark entity; (3) calculation errors related to the accretion of interest on certain investments increasing interest income by $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and $45,000 cumulative in the first three quarters of fiscal 2006; (4) calculation errors noted in our federal and state research and development tax credits which impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation related to the stock option investigation and associated income tax adjustments and certain other adjustments to our previously reported condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended December 31, 2005			Six Months Ended December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments(1)	As Restated
Revenue:
Royalties	$8,930	$—	$8,930	$16,984	$—	$16,984
Contract revenue	7,445	—	7,445	11,334	—	11,334

Total revenue	16,375	—	16,375	28,318	—	28,318
Costs and expenses:
Research and development	6,189	(26)	6,163	15,717	(2,033)	13,684
Sales and marketing	5,097	20	5,117	8,925	36	8,961
General and administrative	3,232	(31)	3,201	6,086	124	6,210
Acquired in-process research and development	—	—	—	570	—	570

Total costs and expenses	14,518	(37)	14,481	31,298	(1,873)	29,425
Operating income (loss)	1,857	37	1,894	(2,980)	1,873	(1,107)
Other income, net	1,003	(1)	1,002	1,812	15	1,827

Income (loss) before income taxes	2,860	36	2,896	(1,168)	1,888	720
Provision (benefit) for income taxes	457	97	554	(237)	380	143

Net income (loss)	$2,403	$(61)	$2,342	$(931)	$1,508	$577

Per basic share amounts:
Net income (loss) per basic share	$0.06	$—	$0.06	$(0.02)	$0.03	$0.01

Per diluted share amounts:
Net income (loss) per diluted share	$0.05	$—	$0.05	$(0.02)	$0.03	$0.01

Shares used in computing net income (loss) per basic share	42,673	42,658	42,658	42,574	42,554	42,554

Shares used in computing net income (loss) per diluted share	43,916	43,814	43,814	42,574	44,077	44,077

(1)	Adjustment of $2.0 million in research and development primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million related to the first quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation and related tax adjustments and certain other adjustments to our previously reported condensed consolidated statement of cash flows (in thousands, except per share amounts):

	Six Months Ended December 31, 2005
	As Reported	Adjustments (1)	As Restated
Operating Activities:
Net income (loss)	$(931)	$1,508	$577
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	764	—	764
Stock based compensation	6,943	(1,836)	5,107
Acquired in-process research and development	570	—	570
Amortization of intangibles	616	(137)	479
Other non-cash charges	(354)	(15)	(369)
Changes in operating assets and liabilities:
Accounts receivable	(987)	—	(987)
Prepaid expenses and other current assets	487	—	487
Other assets	(1,534)	—	(1,534)
Accounts payable	(107)	—	(107)
Accrued compensation	(2,109)	—	(2,109)
Other current accrued liabilities	(510)	—	(510)
Income tax payable	(608)	380	(228)
Deferred revenue	(454)	—	(454)
Long-term liabilities	743	—	743

Net cash provided by operating activities	2,529	(100)	2,429
Investing activities:
Purchases of marketable investments	(24,650)	—	(24,650)
Maturities of marketable investments	25,000	—	25,000
Capital expenditures	(797)	—	(797)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	(3,657)	100	(3,557)
Investment in a private company	(500)		(500)
Restricted cash	(661)	—	(661)

Net cash provided by (used in) investing activities	(5,265)	100	(5,165)
Financing activities:
Net proceeds from issuance of common stock	1,660	—	1,660

Net cash provided by financing activities	1,660	—	1,660
Effect of exchange rate on cash	(84)	—	(84)

Net increase (decrease) in cash and cash equivalents	(1,160)	—	(1,160)
Cash and cash equivalents, beginning of year	91,686	—	91,686

Cash and cash equivalents, end of year	$90,526	—	$90,526

Supplemental disclosures of cash transactions:		—
Income taxes paid	77	—	77

(1)	Adjustment of $1.8 million in stock-based compensation primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million during the first quarter of fiscal 2006.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
		(As Restated)		(As Restated)
Numerator:
Net income	$2,588	$2,342	$4,911	$577

Denominator:
Weighted-average shares of common stock outstanding	43,593	42,763	43,557	42,667
Less: Weighted-average shares subject to repurchase	(60)	(105)	(60)	(113)

Shares used in computing net income per basic share	43,533	42,658	43,497	42,554

Effect of dilutive securities-employee stock options and shares subject to repurchase	2,170	1,156	1,905	1,523
Shares used in computing net income per diluted share	45,703	43,814	45,402	44,077

Net income per basic share	$0.06	$0.06	$0.11	$0.01

Net income per diluted share	$0.06	$0.05	$0.11	$0.01

Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	9,358	9,286	9,275	8,129

Note 4. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the second quarter of fiscal 2007 and for the first six months of fiscal 2007 was $2.7 million and $5.1 million compared to total comprehensive income of $2.3 million and $504,000 for the comparable periods in the prior year.

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

Additional contingent consideration based on completion of project milestones of $100,000 was earned during the quarter ended December 31, 2005. This contingent consideration was recorded as operating expense. Additional contingent consideration based on completion of project milestones of $100,000 was earned during the second quarter of fiscal year 2007. This contingent consideration was recorded in operating expense.

The fair value of the intangible assets, including developed technology, customer relationships and trade name was determined by estimating the present value of cash flows from those assets based on the assumptions of our management, industry assumptions and market data. The estimated useful life of the developed technology of five years was determined based on our estimates of the product life cycles in the current and expected market place. The estimated useful life of the customer relationships of six years was determined based on our experience in the industry and with this customer pool. The useful life of the trade name of three years was determined based on industry experience. These assets are being amortized on a straight line basis over their estimated useful lives.

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

Note 6. Purchased Intangible Assets

All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of December 31, 2006 and June 30, 2006 (in thousands):

	December 31, 2006			June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(3,191)	$2,871	$6,062	$(2,736)	$3,326
Customer relationships	1,310	(291)	1,019	1,310	(182)	1,128
Tradename	110	(49)	61	110	(31)	79

Purchased intangible assets	$7,482	$(3,531)	$3,951	$7,482	$(2,949)	$4,533

The estimated future amortization expense of purchased intangible assets as of December 31, 2006 is approximately $582,000, $1,164,000, $925,000, $690,000 and $388,000 for the remaining six months of fiscal 2007 and for fiscal years 2008, 2009, 2010 and 2011 respectively, and approximately $201,000 for years following fiscal 2011. Amortization expense for purchased intangible assets was $291,000 in the second quarter of fiscal 2007 and $582,000 for the first six months of fiscal 2007 compared to $282,000 and $480,000 for the comparable periods of fiscal 2006.

Goodwill, as of December 31, 2006 and June 30, 2006 was $511,000.

Note 7. Interest Income

Interest income reported under Other income, net was $1.6 million and $3.1 million for the three-month and six-month periods ended December 31, 2006 compared to $989,000 and $1.9 million in the comparable periods of fiscal 2006.

Note 8. Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $8.2 million as of December 31, 2006. Payment of these obligations are subject to the provision of services or products.

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

Note 9. Stock-Based Compensation

Activity under our Stock Option Plans for the six months ending December 31, 2006 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2006	13,047,917	$7.49
Options granted	1,749,775	$6.75
Options exercised	(86,035)	$4.49
Options canceled	(329,307)	$9.09

Outstanding at December 31, 2006	14,382,350	$7.38	5.54	$27,400

Exercisable at December 31, 2006	9,540,724	$7.87	5.04	$17,750

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value for the six months ended December 31, 2006 and 2005 was $158,000 and $591,000.

Nonvested share activity under our Stock Options Plans for the six-month period ended December 31, 2006 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant- Date Fair Value
Nonvested balance at July 1, 2006	90,000	$4.72
Vested	(30,000)	$4.72

Nonvested balance at December 31, 2006	60,000	$4.72

As of December 31, 2006, $230,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during the six-month period ended December 31, 2005 was $202,000.

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

	Employee Stock Options		Employee Stock Purchase Plan
	Six Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006(1)	2005
Expected life (in years)	4.20	4.20	-	.5
Risk-free interest rate	4.83%	4.16%	-	4.37%
Expected volatility	.64	.76	-	.63
Dividend yield	0.00%	0.00%	-	0.00%
Grant date fair value	$3.64	$3.68	-	$1.84

(1)	There were no employee stock purchases made in the first six months of fiscal 2007.

The weighted-average fair value of our employee stock options granted below the grant date market value was $3.62 for the first six months of fiscal 2007. The weighted average estimated fair value of shares granted under our employee stock purchase plans was $1.84 per share during the second quarter of fiscal 2006. There were no shares granted under our employee stock purchase plans during the three-months ended December 31, 2006 or September 30, 2006. Included in the condensed consolidated statement of operations for the three-month and six-month periods ended December 31, 2006 is zero and $162,000 in stock-based compensation expense related to the amortization of shares granted under our Employee Stock Purchase and Supplemental Stock Purchase Plans and $82,000 and $220,000 in the comparable periods in fiscal 2006.

Note 10. Income Taxes

We recorded an income tax provision of $1.6 million for the three-month period ended December 31, 2006 and $554,000 for the comparable period in fiscal 2006. For the six-month period ended December 31, 2006, we recorded an income tax provision of $3.0 million and a tax provision of $143,000 for the comparable period in fiscal 2006.

Our estimated annual effective income tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The estimated annual effective tax rate of 22%, before discrete items, in the second quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits and general business tax credit carryovers from prior year. The actual tax rate of 19% for the three months ended December 31, 2005 and 20% for the six-month period ended December 31, 2005 is lower than the annual effective rate of 22% for the year ended June 30, 2006 due to discrete items including the in-process research and development expense of $570,000 related to the FS2 acquisition in the first quarter of fiscal 2006.

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

Note 11. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS beginning with July 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on its results of operations and financial position.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include our expectations for future levels of operating and other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Risk Factors”, and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

The discussion and analysis set forth below in this Item 2 reflect the restatement of our financial results as referenced in our Annual Report on Form 10-K for the year ended June 30, 2006 in the “Explanatory Note” immediately preceding Part I Item 1 and further discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements. In this Form 10-Q, we are restating our condensed consolidated statements of operations for the three- and six-months ended December 31, 2005 and condensed consolidated statement of cash flows for the six-month ended December 31, 2005, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

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

Revenue in the second quarter of fiscal 2007 increased 28% over the comparable period in fiscal 2006 due to an increase in both contract revenue and royalties. Contract revenue increased $2.4 million or 32% over the comparable period in fiscal 2006. Nine new license agreements were signed during the quarter including three agreements for the MIPS32 24K core family, five for the MIPS32 4K core family and one MIPS64 ISA agreement with milestone payments. Seven of the nine agreements were with first time MIPS licensees. Royalty revenues increased 25% over the comparable period in fiscal 2006 and were flat sequentially. Our licensees reported shipping 90 million units during the second quarter of fiscal 2007, an increase of 37% over the comparable period in fiscal 2006 and a decrease of approximately 40,000 units sequentially. The average royalty per unit increased from $0.12 to $0.13.

Operating expense in the second quarter of fiscal 2007 increased $3.9 million or 27% over the comparable period in fiscal 2006 primarily due to increased salary, bonus and profit sharing and benefits costs due to headcount growth and increased accruals under our bonus and profit sharing plans as we met plan targets in 2007 that had not been met in 2006, as well as the costs of accounting and legal services of $933,000 related to the investigation into our historical stock option practices. We will incur additional accounting and legal fees related to the stock option investigation and restatement of our historical financial statements through the remainder of fiscal 2007. We expect our operating expenses for the remainder of fiscal 2007, net of the cost of the investigation, to be higher than the comparable periods in fiscal 2006 as we continue to invest in additional projects to support future growth.

Net income before income tax for the second quarter of fiscal 2007 was $4.2 million compared to $2.9 million over the comparable period in fiscal 2006.

Our balance sheet remains strong as our cash, cash equivalents and marketable investments balance increased by $10.3 million during the first six months of fiscal 2007 with net cash of $12.9 million provided from operating activities.

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

Our revenue in the three-month and six-month periods ended December 31, 2006 and December 31, 2005 was as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Change in Percent	2006	2005	Change in Percent
Revenue
Royalties	$11,188	$8,930	25%	$22,394	$16,984	32%
Percentage of Total Revenue	53%	55%		55%	60%
Contract Revenue	$9,817	$7,445	32%	$18,161	$11,334	60%
Percentage of Total Revenue	47%	45%		45%	40%
Total Revenue	$21,005	$16,375	28%	$40,555	$28,318	43%

The increase in revenue for the second quarter of fiscal 2007 over the comparable period in fiscal 2006 was due to an increase in both royalties and contract revenue. The increase in royalties was due primarily to an increase in royalties from post-IPO agreements of $3.0 million for the second quarter offset in part by a decrease in royalties of $709,000 from pre-IPO agreements. The increase in contract revenue was primarily due to a $2.0 million increase from our MIPS32 24K core family, a $1.2 million increase in MIPS 64 ISA revenue and an increase of $331,000 from our MIPS32 4Kcore family. This increase was offset in part by a decrease in revenue of $1.9 million from our MIPS32 34K core family. Nine new agreements were signed in the second quarter of fiscal 2007 compared to six in the comparable period in fiscal 2006.

The increase in revenue for the first six months of fiscal 2007 over the comparable period in fiscal 2006 was the result of an increase in both contract revenue and royalties. The increase in contract revenue was primarily due to an increase in fees generated from new and existing license agreements for developed technology of $7.2 million driven by an increase in revenue of $5.3 million from MIPS32 24K core family, $1.3 million increase in MIPS 64 ISA revenue and approximately $800,000 increase in MIPS 4K core family revenue, offset in part by a decrease of $1.1 million in contract revenue from the MIPS32 34K core family. The increase in fees for developed technology was due in part to the completion of 17 new license agreements during the first six months of fiscal 2007 compared to 12 agreements completed in the comparable period of fiscal 2006. Additionally, there was an increase of $941,000 in maintenance, support and FS2 revenue over the comparable period in fiscal 2006. Contract revenue generated from engineering services contracts for technology under development during the first six months of fiscal 2007 decreased by $1.2 million as we rendered no such services during this period. The increase in royalties was due to an increase of $6.8 million in royalties from post-IPO agreements offset in part by a decrease of $1.4 million in royalties from pre-IPO agreements.

Cost and Expenses. Our cost and expenses for the three-month and six-month periods ended December 31, 2006 and December 31, 2005 was as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2006	2005	Change in Percent	2006	2005	Change in Percent
		(As Restated)(1)			(As Restated)(1)
Cost and Expenses
Research and Development	$8,574	$6,163	39%	$16,685	$13,684	22%
Sales and Marketing	$5,209	$5,117	2%	$10,080	$8,961	12%
General and Administrative	$4,577	$3,201	43%	$8,888	$6,210	43%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

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

The increase in research and development expenses for the second quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase in salary and benefits expense of $945,000 due to an increase in headcount of 21 employees, an increase in bonus and profit sharing expense of $442,000, a payment of $400,000 made to a third party for milestones completed under a development agreement, and an increase in amortization expense related to computer-aided design tools of $216,000 due to an increase in our computer-aided design tool asset base to support our increased headcount.

The increase in research and development expenses for the first six months of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase in salary and benefits expense of $1.5 million due to an increase in headcount of 21 employees, an increase in bonus expense of $800,000 as we reached plan targets in fiscal 2007, an increase of $400,000 in fees paid to a third party for milestones completed under a development agreement, and an increase in amortization expense related to computer-aided design tools and intangible assets of $376,000 due to an increase in our computer-aided design tool asset base to support our increased headcount. These increases were partially offset by a decrease in stock based compensation expense of $1.2 million because in the prior year there was a non-recurring charge of $1.2 million related to the options which were the subject of the Denmark lawsuit settlement reached in September 2005.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The increase in sales and marketing expenses for the second quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase is salary and benefits expense of $284,000 due to increased headcount of 6 employees, as well as an increase in commission and bonus expense of $190,000 as we met plan targets under our bonus plans in the second quarter of fiscal 2007, and generated higher commissionable revenue. These increases were partially offset by a decrease in outside services spending of $280,000 due to milestones reached under ongoing marketing projects in the prior period.

The increase in sales and marketing expenses for the first six months of fiscal 2007 over the comparable period in the prior year was primarily the result of an increase in salary and benefits expense of $379,000 due to increased headcount of 6 employees, as well as an increase in commission and bonus expense of $632,000 as we met plan targets under our bonus plans in fiscal 2007, and generated higher commissionable revenue. These increases were partially offset by a decrease in outside services spending of $286,000 due to milestones reached under ongoing marketing projects in the prior period.

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

The increase in general and administrative expenses for the second quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase in fees for legal, accounting and audit services of $944,000 primarily due to the investigation of our stock option practices and an increase in bonus expense of $282,000 as we have reached plan targets in the second quarter of fiscal 2007.

The increase in general and administrative expenses in the first six months of fiscal 2007 was primarily the result of an increase in legal, accounting and audit fees of $1.6 million primarily due to the investigation of our stock option practices and an increase in costs related to patents of our intellectual property and an increase in bonus expense of $620,000 as we have reached plan targets in fiscal 2007. We expect our general and administrative costs will increase during the remainder of fiscal 2007 over the comparable periods in fiscal 2006 due to costs related to the ongoing investigation into our historical stock option practices.

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

Other Income, Net. Other income, net, for the second quarter of fiscal 2007 was $1.5 million and for the first six months of fiscal 2007 was $3.0 million compared to $1.0 million and $1.8 million for the comparable periods in fiscal 2006. The increase in other income was primarily due to an increase in interest and investment income.

Income Taxes. We recorded an income tax provision of $1.6 million for the three-month period ended December 31, 2006 and $554,000 for the comparable period in fiscal 2006. For the six-month period ended December 31, 2006, we recorded an income tax provision of $3.0 million and a tax provision of $143,000 for the comparable period in fiscal 2006.

Our estimated annual effective income tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The estimated annual effective tax rate of 22%, before discrete items, in the second quarter of fiscal 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits and general business tax credit carryovers from prior year. The actual tax rate of 19% for the three months ended December 31, 2005 and 20% for the six-month period ended December 31, 2005 is lower than the annual effective rate of 22% for the year ended June 30, 2006 due to discrete items including the in-process research and development expense of $570,000 related to the FS2 acquisition in the first quarter of fiscal 2006.

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

Financial Condition

At December 31, 2006, we had cash, cash equivalents and short-term investments of $131.5 million and total working capital of $123.9 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer-aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the six months ended December 31, 2006 and 2005. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Six Months Ended December 31,
	2006	2005
		As Restated(1)
Net cash provided by operating activities	$12,867	$2,429
Net income	4,911	577
Depreciation	1,006	764
Stock-based compensation	3,830	5,107
Acquired in-process research and development	—	570
Amortization of intangibles	680	479
Accounts receivable	(1,225)	(987)
Other assets	(2,848)	(1,534)
Other current accrued liabilities	1,987	(510)
Income tax payable	1,614	(228)
Accounts payable	(1,163)	(107)
Accrued compensation	1,276	(2,109)
Long-term liabilities	2,093	743

Net cash used in investing activities	$(3,031)	$(5,165)
Net maturities (purchases) of short-term investments	493	350
Capital expenditures	(3,524)	(797)
Acquisition of FS2	—	(3,557)
Restricted cash	—	(661)
Investment in private company	—	(500)

Net cash provided by financing activities	$386	$1,660
Net proceeds from issuance of common stock	386	1,660

Net increase (decrease) in cash and cash equivalents	$10,264	$(1,160)

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

For the six-month period ended December 31, 2006, our operating activities provided net cash of $12.9 million primarily due to net income and non-cash charges including stock-based compensation and depreciation and amortization of intangibles. Reported Cash flow was provided by increases in long-term liabilities due to a $2.1 million accrual for extended payment terms on a Computer Aided Design Time-Based License (“CAD TBL”), as well as an increase in other current accrued liabilities due to higher accruals of legal and accounting fees and higher accruals for CAD TBL and maintenance contracts. In addition, cash flow was provided by an increase in accrued compensation due to accruals under the executive bonus plan and our profit sharing plan and an increase in our income tax payable due primarily to our tax provision. The net cash provided by these sources was partially offset by an increase in other assets relating to a $3.1 million purchase of a CAD TBL, an increase in accounts receivable due to invoicing of new license agreements signed near the end of the quarter, and a decrease in accounts payable due in part to a $628,000 payment for our business insurance policy.

For the six-month period ended December 31, 2005, our operating activities provided net cash of $2.4 million primarily reflecting our net income as well as in-process research and development charges related to the FS2 acquisition, and non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles and deferred compensation. In addition, cash was generated by a decrease in prepaid expenses due to amortization of our business insurance policy of $456,000. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter, an increase in other assets due to an increase in the cash surrender value on life insurance policies, and a decrease in accrued compensation which included $1.0 million in executive bonus payments from our prior fiscal year.

Net cash used in investing activities was $3.0 million for the six months ended December 31, 2006 which included purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments. This compared to net cash used in investing activities of $5.2 million for the six months ended December 31, 2005 which included cash used for the acquisition of FS2 of $3.7 million, an investment of $500,000 in a private company, and $661,000 for the establishment of an escrow account related to the acquisition, along with purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments.

Net cash provided by financing activities was $386,000 for the six months ended December 31, 2006 compared to net cash provided of $1.7 million for the comparable period in the prior year. Net cash provided by financing activities during the six-month period ended December 31, 2006 and December 31, 2005 was attributable to purchases under our employee stock plans.

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

Contractual Obligations

Our contractual obligations as of December 31, 2006 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,368	$1,612	$2,354	$323	$79
Purchase obligations (2)	8,198	6,115	2,083	—	—
Other short-term liabilities reflected on our balance sheet (3)	687	687	—	—	—
Other long-term liabilities reflected on our balance sheet (4)	2,101	—	2,101	—	—

Total	$15,354	$8,414	$6,538	$323	$79

(1)	We lease office facilities under noncancelable operating leases that expire through 2012. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	These are outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $4.9 million since June 30, 2006 primarily due to a contract for a development agreement with a third party that began December 2006 and the purchase of a computer-aided design tool license in August 2006.

(3)	Short-term liability related to an escrow account for the FS2 acquisition completed in September 2005, which will be settled eighteen months from the acquisition date.

(4)	Long-term liability to employees under a deferred compensation plan. The employees elect distributions under this plan.

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

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(3) under the Exchange Act) were not effective as of December 31, 2006, because of the material weaknesses described in Part II, Item 9A, in our 2006 Annual Report on Form 10-K. In that section, we describe two material weaknesses in our internal control over financial reporting as a result of errors found during the preparation of the restated financial statements with regards to the process of accounting for a complex non-routine transaction and the process of accounting for income taxes. Specifically, we lacked adequate controls to ensure that the assumptions used in the determination of the fair value calculation were properly determined on options that were the subject of a settlement with former employees in Denmark during the first quarter of fiscal 2006. Second, we lacked adequate controls relating to the oversight and review of tax provision, including a lack of timely reconciliation of certain tax accounts and review of those reconciliations for income tax expense and deferred tax assets and liabilities.

We have an on-going process of analyzing and improving our internal controls, including those related to the material weaknesses identified by management. We expect to develop and implement a plan to remediate the material weaknesses described above. With regard to the process of accounting for a complex non-routine transaction, our remediation plan is expected to include enhancing our internal controls to provide additional oversight and review of the accounting for complex non-routine transactions, including consultations with experts in a timely manner and documentation of the process followed for transactions in adherence to the policy. With regard to the process of accounting for income taxes, our remediation plan is expected to include: (a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) consultation with tax experts in a timely manner. During the second quarter of fiscal 2007, we hired a tax manager to increase our staffing level to support our review and reconciliation of tax provision calculation.

There were no changes in our internal control over the financial reporting that occurred during the second quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange commission and are not incorporated by reference in any filing of MIPS Technologies, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filings.

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