Form 10-Q
period 2007-03-31
MIPS TECHNOLOGIES INC
filed 2007-07-02
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of May 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,595,452.

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2007	June 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$93,585	$101,481
Marketable investments	42,708	19,725
Accounts receivable, net	6,010	4,631
Prepaid expenses and other current assets	2,223	3,157

Total current assets	144,526	128,994

Equipment, furniture and property, net	4,978	2,718
Intangible assets, net	4,171	5,044
Other assets	13,519	11,813

	$167,194	$147,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256	$1,313
Accrued liabilities	13,596	8,287
Deferred revenue	2,475	2,143

Total current liabilities	16,327	11,743
Long-term liabilities	5,161	2,966

	21,488	14,709

Stockholders’ equity:
Common stock	43	43
Preferred stock	—	—
Additional paid-in capital	238,941	232,855
Accumulated other comprehensive income	395	142
Accumulated deficit	(93,673)	(99,810)

Total stockholders’ equity	145,706	133,230

	$167,194	$147,939

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	As Restated(1) 2006	2007	As Restated(1) 2006
Revenue:
Royalties	$10,733	$9,334	$33,128	$26,318
Contract revenue	8,342	8,163	26,502	19,497

Total revenue	19,075	17,497	59,630	45,815
Costs and expenses:
Research and development	8,596	6,981	25,281	20,665
Sales and marketing	5,400	4,808	15,479	13,769
General and administrative	4,978	3,051	13,867	9,262
Acquired in-process research and development	—	—	—	570

Total costs and expenses	18,974	14,840	54,627	44,266

Operating income	101	2,657	5,003	1,549
Other income, net	1,844	1,149	4,817	2,977

Income before income taxes	1,945	3,806	9,820	4,526
Provision for income taxes	708	837	3,672	980

Net income	$1,237	$2,969	$6,148	$3,546

Net income per basic share	$0.03	$0.07	$0.14	$0.08

Net income per diluted share	$0.03	$0.07	$0.13	$0.08

Shares used in computing net income per basic share	43,535	43,088	43,510	42,732

Shares used in computing net income per diluted share	46,384	45,303	45,729	44,486

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2007	2006
		As Restated(1)
Operating activities:
Net income	$6,148	$3,546
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,596	1,189
Stock-based compensation	6,081	6,662
Acquired in-process research and development	—	570
Amortization of intangibles	1,020	921
Other non-cash charges	(781)	(581)
Changes in operating assets and liabilities:
Accounts receivable	(1,379)	(2,202)
Prepaid expenses and other current assets	930	130
Other assets	(2,483)	(1,283)
Accounts payable	(1,057)	(1,116)
Accrued compensation	1,406	(1,281)
Other current accrued liabilities	2,183	(225)
Income tax payable	1,528	548
Deferred revenue	444	(752)
Long-term liabilities	2,083	560

Net cash provided by operating activities	17,719	6,686
Investing activities:
Purchases of short-term investments	(57,190)	(39,315)
Maturities of short-term investments	35,000	40,000
Capital expenditures	(3,856)	(1,642)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	—	(3,557)
Investment in private company	—	(500)
Restricted cash	—	(668)

Net cash used in investing activities	(26,046)	(5,682)
Financing activities:
Net proceeds from issuance of common stock	386	4,504

Net cash provided by financing activities	386	4,504
Effect of exchange rate on cash	45	(62)

Net increase (decrease) in cash and cash equivalents	(7,896)	5,446
Cash and cash equivalents, beginning of period	101,481	91,686

Cash and cash equivalents, end of period	93,585	$97,132

Supplemental disclosures of cash transaction:
Income taxes paid	$2,165	$889

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2006 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2006, included in our 2006 Annual Report on Form 10-K. In this Form 10-Q as reported in the 2006 Annual Report on 10-K, we are restating our condensed consolidated statements of operations for the three- and nine-months ended March 31, 2006 and condensed consolidated statement of cash flows for the nine-months ended March 31, 2006, as a result of an independent stock option investigation commenced by the Special Committee as described in Note 2, “Restatement of Condensed Consolidated Financial Statements.” We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with SFAS No. 123 revised 2004 Share-Based Payment (SFAS No. 123R). Compensation cost recognized during the three-month and nine-month periods ended March 31, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period.

The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-months and nine-months periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Nine Months Ended March 31, 2007	Nine Months Ended March 31, 2006
		As Restated (1)		As Restated (1)
Costs and expenses:
Research and development	$871	$602	$2,374	$3,327
Sales and marketing	721	463	1,821	1,464
General and administrative	659	490	1,887	1,818

Total stock-based compensation expense	$2,251	$1,555	$6,082	$6,609

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

There was no capitalized stock-based employee compensation cost as of March 31, 2006. There were no material recognized tax benefits during the first nine months of fiscal 2007.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $35,000 and $106,000 for the three-month and nine-month periods ended March 31, 2007 and $26,000 and $164,000 for the three-month and nine-month periods ended March 31, 2006.

Note 2. Restatement of Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements. In our 2006 Annual Report on Form 10-K, we restated our consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the fiscal years ended June 30, 2005 and June 30, 2004, and the first three quarters of 2006 as a result of an independent stock option investigation by the Special Committee of our Board of Directors. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects of $32.0 million recorded in fiscal years 1999 to 2006 with regard to past stock option grants with approximately 99% of the expense being recorded in years prior to fiscal 2004. We have made certain other adjustments to the consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

In this Form 10-Q as reported in the 2006 Annual Report on Form 10-K, we are restating our condensed consolidated statements of operations for the three- and nine-months ended March 31, 2006 and condensed consolidated statement of cash flows for the nine-months ended March 31, 2006, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements. These adjustments included: (1) a calculation error under FAS123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit in the amount of $2.1 million related to the first quarter of fiscal year 2006; (2) a realized foreign exchange gain of $280,000 in fiscal year 2005 related to the reconciliation of the currency translation adjustments from the closure of our Denmark entity; (3) calculation errors related to the accretion of interest on certain investments increasing interest income by $13,000 in fiscal 2003, $43,000 in fiscal 2004, $59,000 in fiscal 2005 and $45,000 cumulative in the first three quarters of fiscal 2006; (4) calculation errors noted in our federal and state research and development tax credits which impacted our income tax provision expense resulting in an increase of $220,000 in fiscal 2000, a decrease of $317,000 in fiscal 2001, a decrease of $17,000 in fiscal 2002 and an increase of $2,200,000 in fiscal 2003; and (5) errors in our income tax provision calculation related to foreign income taxes resulting in reductions of income tax expense in the amount of $90,000 in fiscal 2004, $88,000 in fiscal 2005 and $118,000 in the second quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation related to the stock option investigation and associated income tax adjustments and certain other adjustments to our previously reported condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended March 31, 2006			Nine Months Ended March 31, 2006
	As Reported	Adjustments	As Restated	As Reported	Adjustments (1)	As Restated
Revenue:
Royalties	$9,334	$—	$9,334	$26,318	$—	$26,318
Contract revenue	8,163	—	8,163	19,497	—	19,497

Total revenue	17,497	—	17,497	45,815	—	45,815
Costs and expenses:
Research and development	7,071	(90)	6,981	22,788	(2,123)	20,665
Sales and marketing	4,799	9	4,808	13,724	45	13,769
General and administrative	3,195	(144)	3,051	9,281	(19)	9,262
Acquired in-process research and development	—	—	—	570	—	570

Total costs and expenses	15,065	(225)	14,840	46,363	(2,097)	44,266
Operating income (loss)	2,432	225	2,657	(548)	2,097	1,549
Other income, net	1,120	29	1,149	2,932	45	2,977

Income before income taxes	3,552	254	3,806	2,384	2,142	4,526
Provision (benefit) for income taxes	1,327	(490)	837	1,089	(109)	980

Net income	$2,225	$744	$2,969	$1,295	2,251	$3,546

Per basic share amounts:
Net income per basic share	$0.05	$0.02	$$0.07	$0.03	$0.05	$0.08

Per diluted share amounts:
Net income per diluted share	$0.05	$0.02	$0.07	$0.03	$0.05	$0.08

Shares used in computing net income per basic share	43,103	43,088	43,088	42,750	42,732	42,732

Shares used in computing net income per diluted share	45,367	45,303	45,303	44,562	44,486	44,486

(1)	Adjustment of $2.1 million in research and development primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million related to the first quarter of fiscal 2006.

The following table presents the effects of the stock-based compensation and related tax adjustments and certain other adjustments to our previously reported condensed consolidated statement of cash flows (in thousands, except per share amounts):

	Nine Months Ended March 31, 2006
	As Reported	Adjustments (1)	As Restated
Operating Activities:
Net income	$1,295	$2,251	$3,546
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	1,189	—	1,189
Stock based compensation	8,860	(2,198)	6,662
Acquired in-process research and development	570	—	570
Amortization of intangibles and deferred compensation	921	—	921
Other non-cash charges	(552)	(29)	(581)
Changes in operating assets and liabilities:
Accounts receivable	(2,202)	—	(2,202)
Prepaid expenses and other current assets	130	—	130
Other assets	(1,283)	—	(1,283)
Accounts payable	(1,116)	—	(1,116)
Accrued compensation	(1,281)	—	(1,281)
Other current accrued liabilities	(211)	(14)	(225)
Income tax payable	658	(110)	548
Deferred revenue	(752)	—	(752)
Long-term liabilities	560	—	560

Net cash provided by operating activities	6,786	(100)	6,686
Investing activities:
Purchases of marketable investments	(39,315)	—	(39,315)
Maturities of marketable investments	40,000	—	40,000
Capital expenditures	(1,642)	—	(1,642)
Acquisition of First Silicon Solutions, Inc., net of cash acquired	(3,657)	100	(3,557)
Investment in private company	(500)	—	(500)
Restricted cash	(668)	—	(668)

Net cash used in investing activities	(5,782)	100	(5,682)
Financing activities:
Net proceeds from issuance of common stock	4,504	—	4,504

Net cash provided by financing activities	4,504	—	4,504
Effect of exchange rate on cash	(62)	—	(62)

Net increase (decrease) in cash and cash equivalents	5,446	—	5,446
Cash and cash equivalents, beginning of year	91,686	—	91,686

Cash and cash equivalents, end of year	$97,132	$—	$97,132

Supplemental disclosures of cash transactions:		—
Income taxes paid	$179	$—	$179

(1)	Adjustment of $2.2 million in stock-based compensation primarily pertains to a calculation error under FAS 123R in the fair value of options which were the subject of a settlement of our Denmark lawsuit. The impact of this error before income taxes was $2.1 million during the first quarter of fiscal 2006.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
		As Restated (1)		As Restated (1)
Numerator:
Net income	$1,237	$2,969	$6,148	$3,546

Denominator:
Weighted-average shares of common stock outstanding	43,595	43,178	43,570	42,837
Less: Weighted-average shares subject to repurchase	(60)	(90)	(60)	(105)

Shares used in computing net income per basic share	43,535	43,088	43,510	42,732

Effect of dilutive securities-employee stock options and shares subject to repurchase	2,849	2,215	2,219	1,754
Shares used in computing net income per diluted share	46,384	45,303	45,729	44,486

Net income per basic share	$0.03	$0.07	$0.14	$0.08

Net income per diluted share	$0.03	$0.07	$0.13	$0.08

Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	5,163	7,928	7,904	8,062

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements.”

Note 4. Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive income for the third quarter and the first nine months of fiscal 2007 was $1.3 million and $6.4 million compared to total comprehensive income of $3.0 million and $3.5 million for the comparable periods in the prior year.

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

Additional contingent consideration based on completion of project milestones of $100,000 was earned during the quarter ended December 31, 2005. This contingent consideration was recorded as additional operating expense. Additional contingent consideration based on completion of project milestones of $100,000 was earned during the second quarter of fiscal year 2007. This contingent consideration was recorded as additional operating expense.

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

Note 6. Purchased Intangible Assets

All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of March 31, 2007 and June 30, 2006 (in thousands):

	March 31, 2007			June 30, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(3,418)	$2,644	$6,062	$(2,736)	$3,326
Customer relationships	1,310	(346)	964	1,310	(182)	1,128
Tradename	110	(58)	52	110	(31)	79

Purchased intangible assets	$7,482	$(3,822)	$3,660	$7,482	$(2,949)	$4,533

The estimated future amortization expense of purchased intangible assets as of March 31, 2007 is approximately $291,000, $1,164,000, $925,000, $690,000 and $388,000 for the remaining three months of fiscal 2007 and for fiscal years 2008, 2009, 2010 and 2011 respectively, and approximately $201,000 for years following fiscal 2011. Amortization expense for purchased intangible assets was $291,000 in the third quarter of fiscal 2007 and $873,000 for the first nine months of fiscal 2007 compared to $291,000 and $771,000 for the comparable periods of fiscal 2006.

Goodwill, as of March 31, 2007 and June 30, 2006 was $511,000.

Note 7. Interest Income

Interest income reported under Other income, net was $1.9 million and $5.0 million for the three-month and nine-month periods ended March 31, 2007 compared to $1.2 million, and $3.1 million in the comparable periods of fiscal 2006.

Note 8. Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $7.4 million as of March 31, 2007. Payment of these obligations are subject to the provision of services or products.

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

Note 9. Stock-Based Compensation

Activity under our Stock Option Plans for the nine months ending March 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2006	13,047,917	$7.49
Options granted	1,935,275	$6.92
Options exercised	(86,035)	$4.49
Options canceled	(857,809)	$8.25

Outstanding at March 31, 2007	14,039,348	$7.39	5.51	$33,893

Exercisable at March 31, 2007	9,818,700	$7.75	5.14	$23,618

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value for the nine months ended March 31, 2007 and 2006 was $200,000 and $2.5 million.

Nonvested share activity under our Stock Options Plans for the nine-month period ended March 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2006	90,000	$4.72
Vested	(30,000)	$4.72
Cancelled	—	—

Nonvested balance at March 31, 2007	60,000	$4.72

As of March 31, 2007, $194,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during the nine-month period ended March 31, 2006 was $202,000.

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

	Employee Stock Options Nine Months Ended March 31,		Employee Stock Purchase Plan Nine Months Ended March 31,
	2007	2006	2007(1)	2006
Expected life (in years)	4.2	4.2	—	.5
Risk-free interest rate	4.83%	4.27%	—	4.37%
Expected volatility	.63	.75	—	.63
Dividend yield	0.00%	0.00%	—	0.00%
Grant date fair value	$3.68	$4.01	—	$1.84

(1)	There were no employee stock purchases made in the first nine months of fiscal 2007.

Included in the condensed consolidated statement of operations for the three-month and nine-month periods ended March 31, 2007 is zero and $162,000 in stock-based compensation expense related to the amortization of options granted under our Employee Stock Purchase and Supplemental Stock Purchase Plans and $74,000 and $293,000 in the comparable periods in fiscal 2006.

Note 10. Income Taxes

We recorded an income tax provision of $708,000 for the three-month period ended March 31, 2007 and $837,000 for the comparable period in fiscal 2006. For the nine-month period ended March 31, 2007, we recorded an income tax provision of $3.7 million and $980,000 for the comparable period in fiscal 2006.

Our estimated annual effective income tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The actual tax rate of 36% for the three-month period ended March 31, 2007 and 37% for the nine-month period ended March 31, 2007 differs from the estimated annual effective tax rate of 38% due to discrete items recorded during the periods for non-deductible acquisition costs related to our acquisition of First Silicon Solutions. The estimated annual effective income tax rate of 22%, before discrete items, recorded for the three and nine-month periods ended March 31, 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits and general business tax credit carryovers from prior years.

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

Note 11. Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS beginning with July 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on its results of operations and financial position.

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

You should read the following discussion and analysis together with our unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this report. This discussion may contain forward-looking statements that involve risks and uncertainties. Forward-looking statements within this Quarterly Report on Form 10-Q include our expectations of decreased royalties, as well as expectations for future levels of operating and other expenses and are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, including those described under “Risk Factors,” and other risks affecting our business. We undertake no obligation to update any forward-looking statements included in this discussion.

The discussion and analysis set forth below in this Item 2 reflect the restatement of our financial results as referenced in our Annual Report on Form 10-K for the year ended June 30, 2006 in the “Explanatory Note” immediately preceding Part I Item 1 and further discussed in Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements. In this Form 10-Q, we are restating our condensed consolidated statements of operations for the three- and nine-months ended March 31, 2006 and condensed consolidated statement of cash flows for the nine-month ended March 31, 2006, as a result of an independent stock option investigation commenced by the Special Committee. We have made certain other adjustments to the historical consolidated financial statements to correct errors identified during the preparation of the restated financial statements.

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

Revenue in the third quarter of fiscal 2007 increased 9% over the comparable period in fiscal 2006, but decreased 9% sequentially. Contract revenue was flat with the comparable period in fiscal 2006 and decreased 18% sequentially. We expected to complete two agreements during the third quarter that were not completed until the first week of the fourth quarter of fiscal 2007. Of the four new license agreement signed during the quarter, two were for the MIPS32 24K core family and one was for the MIPS32 4K core family. The fourth agreement involved a broad licensing agreement with Broadcom for all of our MIPS 32 cores. Royalty revenue increased 15% over the comparable period in fiscal 2006, but was down 4% sequentially due to a decrease in royalties from pre IPO agreements. Our licensees reported shipping 87 million units during the third quarter of fiscal 2007, an increase of 23% over the comparable period in fiscal 2006 and a decrease of 2.3 million units sequentially. The average royalty per unit decreased from $0.13 to $0.12. We expect royalty revenue to decrease slightly in the upcoming quarter due to historical seasonal downward trends following the holiday selling season.

Operating expense in the third quarter of fiscal 2007 increased $4.1 million or 28% over the comparable period in fiscal 2006 primarily due to an increase of $1.5 million in salary and benefits expense due to headcount growth and the cost of accounting and legal services of $1.2 million related to the investigation into our historical stock option practices, and an increase of $702,000 in stock compensation expense primarily due to a modification expense from the extension of the term of certain options. We will incur additional accounting and legal fees related to the stock option investigation and restatement of our historical financial statements through the remainder of fiscal 2007. We expect our operating expenses for the remainder of fiscal 2007, net of the cost of the investigation, to be higher than the comparable periods in fiscal 2006 as we continue to invest in additional projects to support future growth.

Net income before income tax for the third quarter of fiscal 2007 was $1.9 million compared to $3.8 million for the comparable period in fiscal 2006.

Our balance sheet remains strong as our cash, cash equivalents and marketable investments balance increased by $15.1 million during the first nine months of fiscal 2007 with net cash of $17.7 million provided from operating activities.

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

Our revenue in the three-month and nine-month periods ended March 31, 2006 and March 31, 2005 was as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change in Percent	2007	2006	Change in Percent
Revenue
Royalties	$10,733	$9,334	15%	$33,128	$26,318	26%
Percentage of Total Revenue	56%	53%		56%	57%
Contract Revenue	$8,342	$8,163	2%	$26,502	$19,497	36%
Percentage of Total Revenue	44%	47%		44%	43%
Total Revenue	$19,075	$17,497	9%	$59,630	$45,815	30%

The increase in revenue for the third quarter of fiscal 2007 over the comparable period in fiscal 2006 was due to an increase in royalties from post-IPO agreements of $2.4 million offset in part by a decrease in royalties from pre-IPO agreements of $1.0 million. Contact revenue for the third quarter of fiscal 2007 increased slightly over the comparable period in fiscal 2006.

The increase in revenue for the first nine months of fiscal 2007 over the comparable period in fiscal 2006 was due to an increase in both contract revenue and royalties. The increase in contract revenue was primarily due to an increase in fees generated from new and existing license agreements for developed technology of $5.5 million driven by an increase in revenue from MIPS32 24K core family revenue of $3.1 million, MIPS 64 ISA revenue of $2.8 million and MIPS 4K core family revenue of $1.8 million, offset in part by a decrease in the MIPS32 34K core family of $1.3 million. The increase in fees for developed technology was primarily due to the completion of 21 new license agreements during the first nine months of fiscal 2007 compared to 16 agreements completed in the comparable period of fiscal 2006. Additionally, there was an increase of $1.0M in maintenance, support and FS2 revenue over the comparable period in fiscal 2006. This increase was offset in part by a decrease of $1.2 million in contract revenue generated from engineering services contracts for technology under development during the first nine months of fiscal 2007 as we rendered no such services during the first six months of fiscal 2007. The increase in royalties was due to an increase of $9.2 million in royalties from post-IPO agreements offset in part by a decrease of $2.4 million in pre-IPO agreements

Cost and Expenses. Our cost and expenses for the three-month and nine-month periods ended March 31, 2007 and March 31, 2006 was as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2007	2006	Change in Percent	2007	2006	Change in Percent
		(As Restated) (1)			(As Restated) (1)
Cost and Expenses
Research and Development	$8,596	$6,981	23%	$25,281	$20,665	22%
Sales and Marketing	$5,400	$4,808	12%	$15,479	$13,769	12%
General and Administrative	$4,978	$3,051	63%	$13,867	$9,262	50%

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

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

The increase in research and development expenses for the third quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result an increase in salary and benefits expense of $986,000 due to a growth in headcount of 19 employees.

The increase in research and development expenses for the first nine months of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase in salary and benefits expense of $2.5 million due to an increase in headcount of 19 employees, an increase in depreciation and amortization expense of $1.0 million related to an increase in our computer-aided design tool base to support our increasing headcount, an increase in bonus expense of $880,000 as targets under our fiscal 2007 bonus plans were achieved, and a payment of $400,000 in fees to a third party for milestones completed under a development agreement. These increases were partially offset by a decrease in stock based compensation expense of $1.2 million related to the options which were the subject of the Denmark lawsuit settlement agreement reached in September 2005.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The increase in sales and marketing expenses for the third quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of an increase in salary expense of $206,000 due to a net increase in headcount of 4 employees, and an increase in bonus and commission expense of $205,000 primarily due to increased headcount and higher commissions in certain regions as target revenues were exceeded. These increases were offset in part by a decrease in marketing project related costs of $125,000 due to milestones reached under ongoing projects in the prior period.

The increase in sales and marketing expenses for the first nine months of fiscal 2007 over the comparable period in the prior year was primarily the result an increase in salary expense of $507,000 due to a net increase in headcount of 4 employees, and an increase in bonus and commission expense of $837,000 as targets under our fiscal 2007 bonus plans were achieved, as well as higher commissions in certain regions as target revenues were exceeded. These increases were offset in part by a decrease in marketing project related costs of $210,000 primarily due to milestones reached under ongoing projects in the prior period.

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

The increase in general and administrative expenses for the third quarter of fiscal 2007 over the comparable period in fiscal 2006 was primarily the result of the an increase in fees for legal, accounting and audit services of $1.2 million due to the investigation of our historical stock option practices, as well as an increase in salary expense of $222,000 due to headcount growth of 5 employees as well as an increase in bonus expense of $105,000.

The increase in general and administrative expenses in the first nine months of fiscal 2007 was primarily the result of an increase in fees for legal, accounting and audit services of $2.5 million primarily due to the investigation of our historical stock option practices, as well as an increase in bonus expense of $725,000 as targets under our fiscal 2007 bonus plans were achieved, and an increase in salary expense of $500,000 due to headcount growth of 5 employees.

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

Other Income, Net. Other income, net, for the third quarter of fiscal 2007 was $1.8 million and for the first nine months of fiscal 2007 was $4.8 million compared to $1.1 million and $3.0 million for the comparable periods in fiscal 2006. The increase in other income was primarily due to an increase in interest and investment income.

Income Taxes.

We recorded an income tax provision of $708,000 for the three-month period ended March 31, 2007 and $837,000 for the comparable period in fiscal 2006. For the nine-month period ended March 31, 2007, we recorded an income tax provision of $3.7 million and $980,000 for the comparable period in fiscal 2006.

Our estimated annual effective income tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits. The actual tax rate of 36% for the three-month period ended March 31, 2007 and 37% for the nine-month period ended March 31, 2007 differs from the estimated annual effective tax rate of 38% due to discrete items recorded during the periods for non-deductible acquisition costs related to our acquisition of First Silicon Solutions. The estimated annual effective income tax rate of 22%, before discrete items, recorded for the three and nine-month periods ended March 31, 2006 is lower than the applicable statutory rate primarily due to the availability of foreign tax credits and general business tax credit carryovers from prior years.

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

Financial Condition

At March 31, 2007, we had cash, cash equivalents and short-term investments of $136.3 million and total working capital of $128.2 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer-aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statement of cash flows for the nine months ended March 31, 2007 and 2006. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Nine Months Ended March 31,
	2007	2006
		(As Restated) (1)
Net cash provided by operating activities	$17,719	$6,686
Net income	6,148	3,546
Depreciation	1,596	1,189
Stock-based compensation	6,081	6,662
Acquired in-process research and development	—	570
Amortization of intangibles	1,020	921
Accounts receivable	(1,379)	(2,202)
Other assets	(2,483)	(1,283)
Other current accrued liabilities	2,183	(225)
Income tax payable	1,528	548
Accrued compensation	1,406	(1,281)
Long-term liabilities	2,083	560

Net cash used in investing activities	$(26,046)	$(5,682)
Net maturities (purchases) of short-term investments	(22,190)	685
Capital expenditures	(3,856)	(1,642)
Acquisition of FS2, net of cash acquired	—	(3,557)
Restricted cash	—	(668)
Investment in private company	—	(500)

Net cash provided by financing activities	$386	$4,504
Net proceeds from issuance of common stock	386	4,504

Net increase (decrease) in cash and cash equivalents	$(7,896)	$5,446

(1)	See Note 2, “Restatement of Condensed Consolidated Financial Statements,” in Notes to Condensed Consolidated Financial Statements—Unaudited.

For the nine-month period ended March 31, 2007, our operating activities provided net cash of $17.7 million primarily reflecting our net income and non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles and deferred compensation. Reported cash flow was provided by increases in long-term liabilities due to a $2.1 million accrual for extended payment terms on a Computer Aided Design Time-Based License (“CAD TBL”), as well as an increase in accrued compensation primarily due to accruals under our bonus plans, and an increase in other current accrued liabilities due to higher accruals of legal and accounting fees and higher accruals for CAD TBLs and maintenance contracts. In addition, cash flow was provided by an increase in taxes payable due to our provision. The net cash provided by these sources was partially offset by an increase in other assets relating primarily to a $3.1 million purchase of a CAD TBL and an increase in accounts receivable due to new license agreements signed near the end of the quarter.

For the nine-month period ended March 31, 2006, our operating activities provided net cash of $6.7 million primarily reflecting our net income and adjustments for in-process research and development charges related to the FS2 acquisition and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in income taxes payable due to tax provisions for the period. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the quarter, an increase in other assets primarily due to prepaid royalties of $700,000 and an increase in the cash surrender value on life insurance policies of $631,000, and a decrease in accrued compensation which included $1.0 million in executive bonus payments from our prior fiscal year,

Net cash used in investing activities was $26.0 million for the nine months ended March 31, 2007, which included net purchases of short-term investments and purchases of equipment and computer-aided design tools used in our development activities. This compared to net cash used in investing activities of $5.7 million for the nine months ended March 31, 2006 which included cash used for the acquisition of FS2 of $3.6 million, $668,000 for the establishment of an escrow account related to the acquisition, and an investment of $500,000 in a private company, along with purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments.

Net cash provided by financing activities was $386,000 for the nine months ended March 31, 2007 compared to net cash provided of $4.5 million for the comparable period in the prior year. Net cash provided by financing activities during the nine-month period ended March 31, 2007 and March 31, 2006 was primarily attributable to purchases under our employee stock plans.

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

Contractual Obligations

Our contractual obligations as of March 31, 2007 were as follows:

Payments due by period (in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,279	$1,759	$2,162	$318	$40
Purchase obligations (2)	7,436	5,353	2,083	—	—
Other long-term liabilities reflected on our balance sheet (3)	2,123	—	2,123	—	—

Total	$13,838	$7,112	$6,368	$318	$40

(1)	We lease office facilities under noncancelable operating leases that expire through 2009. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	These are primarily outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $3.7 million since June 30, 2006 primarily due to the purchase of a CAD TBL in August 2006.

(3)	Long-term liability to employees under a deferred compensation plan. The employees elect distributions under this plan.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2006 Form 10-K.

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

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) under the Exchange Act) were not effective as of March 31, 2007, because of the material weaknesses described in Part II, Item 9A, in our 2006 Annual Report on Form 10-K. In that section, we describe two material weaknesses in our internal control over financial reporting as a result of errors found during the preparation of the restated financial statements with regards to the process of accounting for a complex non-routine transaction and the process of accounting for income taxes. Specifically, we lacked adequate controls to ensure that the assumptions used in the determination of the fair value calculation were properly determined on options that were the subject of a settlement with former employees in Denmark during the first quarter of fiscal 2006. Second, we lacked adequate controls relating to the oversight and review of tax provision, including a timely lack of reconciliation of certain tax accounts and review of those reconciliations for income tax expense and deferred tax assets and liabilities.

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

There were no changes in our internal control over the financial reporting that occurred during the third quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and government enforcement actions. On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices from the time of our initial public offering in July 1998 through June 2006. As described in Item 7, “Management’s

Discussion and Analysis of Financial Condition and Results of Operations” and in Note 3, “Restatement of Consolidated Financial Statements” in Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K, as a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. As a result, we have recorded net additional non-cash stock-based compensation expense and related tax effects with regard to certain past stock option grants, and we have restated certain previously filed financial statements.

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