Form 10-K
period 2007-06-30
MIPS TECHNOLOGIES INC
filed 2007-09-13
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24487

MIPS Technologies, Inc.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0322161
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2006) was approximately $200.0 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,876,457.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2007 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART 1

Item 1.	Business

General

MIPS Technologies, Inc. is a leading supplier of intellectual property (IP) to the global semiconductor industry. Our technology solutions include the high-performance MIPS architecture and related embedded processor cores, which are broadly used in markets such as digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. With the acquisition of Chipidea Microelectrónica S.A. (Chipidea) on August 27, 2007, we have become the leading supplier of IP to semiconductor companies for analog and mixed signal devices. Our customers include global semiconductor companies, and the annual unit volumes of products incorporating our technologies exceeded 350 million in fiscal year 2007. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on unit shipments.

Our microprocessor business model is based on the licensing of embedded processor IP in the form of both architectures and implementations. Embedded processor IP requires considerable development effort in order to create a product, but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars depending upon the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products, which may take several months to several years, we are eligible to receive royalties from our licensees that are usually a few percent of the selling price of the licensee’s products.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system original equipment manufacturers (system OEMs). Together with our architecture and core licensees, we offer a broad variety of performance-oriented embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 200 license agreements with more than 120 companies around the world offering more than 700 MIPS-Based chips for the embedded market.

The markets and applications that benefit from the MIPS architecture continue to expand. As transistor density increases and as per unit manufacturing costs continue to drop, more and more high volume markets are moving to 32-bit or 64-bit processing power. While our products serve a broad cross-section of these markets, we will continue to focus and target high-growth and high-volume markets where the cost or performance advantages of our products have significant value.

The addition of Chipidea allows us to utilize our existing business model while growing the base of products we offer to the same set of customers. Analog and mixed signal IP are used in most large integrated circuits, often called System on Chip (SoCs). These are the same integrated circuits that usually require a microprocessor core, so we expect to have opportunities to sell both kinds of products to the same customers for the same applications in many circumstances. Analog and mixed signal IP is difficult to develop properly, and the number of well-trained engineers who can do this is much smaller than for digital circuitry. With the acquisition of Chipidea, we have gained a particularly strong team of such designers for the development and sale of commercial analog IP.

Chipidea offers a wide array of RF, analog and mixed-signal technologies worldwide — and has achieved prominence in high-growth, high-volume markets, including wireless, digital media, power management, data transfer and connectivity. Chipidea’s analog expertise has positioned the company as a leading provider of outsourced analog IP — delivering a comprehensive and diverse library of proven IP in today’s leading processes across a wide array of foundries. Chipidea has grown its customer base within the last five years from 20 to more than 150 — including 13 of the world’s top 15 semiconductor companies. Most of its operations are in Portugal, and it also has sales and design operations in other European and in Asian countries.

The $147 million purchase price for the Chipidea acquisition consists of: (i) an initial cash payment of $119.8 million at the closing, with $12.5 million deposited into escrow and payable to the founders of Chipidea and $14.7 million deposited into escrow to satisfy indemnification claims that may arise; and (ii) up to 610,687 shares of common stock of MIPS (or, at MIPS’ election, cash in an amount equal to the value of such shares at the time such shares are required to be issued), which shares would be issued in early 2009 if certain revenue targets are achieved for calendar years 2007 and 2008. In addition, we have agreed to pay to the former shareholders of Chipidea up to a maximum of € 1.2 million in cash if Chipidea receives a certain grant from the Portuguese government.

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

The discussion that follows provides a description of our business as it existed at June 30, 2007, prior to the acquisition of Chipidea.

Industry Background

Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on single integrated circuit silicon chips. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990s and continuing in the 2000’s, the state of the silicon technology art reached the point where truly powerful computers in the form of single-chip or embedded microprocessors could be built for well under a dollar. As a result, it is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, offering new generations of digital consumer and business products. In some cases, processors are standalone devices, but increasingly processor cores are included with other functional blocks on a single chip. In many cases, these SoCs are the most cost-effective approach for creating new product solutions. The availability of low-cost, high-performance processors and the development of SoC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for advanced digital consumer and business products.

Embedded processor systems are broadly defined as microcontrollers and SoCs that include processors incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today, the market for these embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers embedded primarily into low-cost, automobile and consumer products such as home appliances, fax machines, printers, and telephone answering machines. The continuing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. Until the mid-1990s, the use of higher performance 32-bit and 64-bit processors was limited to higher-cost, low-volume applications such as telecommunications switching equipment and data networking routers. As costs of 32-bit and 64-bit processors have decreased, it is often economically feasible to employ these processors in products previously using a lower-end solution. Examples of this migration are video games in the mid-1990s and cellular phones in the late 1990s — and microcontrollers today. The use of these advanced processors provides a material advantage to the system builder, and the market for 32-bit and 64-bit processors has grown from a few million units in the mid-1990s to more than two and one-half billion units today.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include set-top boxes, DVD recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs) and Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and printers (including home and office printers, as well as all-in-one printer, fax, and copier multi-function peripherals). To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with that of third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

The MIPS Ecosystem

Processors are unlike many other kinds of semiconductors, such as memories, which interface with other components in a highly standardized manner. Each processor architecture has its own unique language called an instruction set. The specifics of the architecture and its instruction set have a major impact on the cost, performance and power of the end product, and require much support.

Processors of a given architecture, such as MIPS, which has created widely used standards, offer the system developer access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs for the respective processor. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Several companies, including MIPS, have recognized that such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded market.

MIPS also considers certain licensees to be part of our ecosystem. Specifically, companies which have licensed design rights to our architecture contribute to the MIPS product base with their own implementations of MIPS-compatible processors, most of which have been optimized for the licensees’ markets of interest. The aggregate effect of these design rights licensees is to enhance the number of MIPS-compatible offerings in a much wider base of markets than we could serve on our own. This, in turn, enhances the desirability for third parties to provide their products, such as software or applications, which are compatible with the MIPS architecture.

Over 100 companies form the MIPS Ecosystem, including Green Hills Software, Monta Vista Software and Wind River Systems, and provide more than 250 products in support of the MIPS architecture. Popular operating systems compatible with our architecture include Cisco Systems’ IOS, Express Logic’s ThreadX, Mentor Graphics Corporation’s Nucleus, Microsoft Corporation’s Windows CE.NET, MontaVista Software’s Linux, and Wind River’s VxWorks. This broad range of third-party support allows system OEMs to save cost and shorten the time required to design the MIPS processor technology throughout their portfolios and get to market rapidly.

Customers and Channels

We have more than 120 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS architecture, processors, and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores and implementation licensees that license processor core implementations from MIPS — which are normally inserted directly into their own SoCs containing other elements of their system. Our implementation licensees may license either or both synthesizable, or “soft” cores, or cores ported to a specific manufacturing process, or “hard” cores. Many architectural licensees also license our core implementations to serve multiple needs across their product lines.

The design rights or architecture licensees make significant investments in our technology and market development. Through MIPS’ flexible approach to licensing architectural IP, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market — resulting in what we believe is the broadest offering of embedded processor solutions in the world. In most cases, our licensees also add custom integration services and derivative design technologies to complement our processor designs.

Our licensees have developed a broad portfolio of processors and standard products based on the MIPS architecture and applicable ASEs. The MIPS16e ASE, an extension offering code compression which reduces the cost of some implementations by compressing the 32-bit code as memory efficient 16-bit code, is one example. In addition, some companies choose to extend the instruction set to perform specialized functions more effectively.

We reach our customers through different channels, consisting of:

Direct Sales.    We have an internal sales force, which calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical pre-sale assistance to our customers and potential customers. Most of MIPS’ licenses are derived from this activity.

Sales Agents.    We selectively employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success. Most of the representatives that we employ today are in Korea and surrounding countries.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Semiconductor Manufacturing International Corporation (SMIC), Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), and United Microelectronics Corporation (UMC); ASIC companies such as Kawasaki Microelectronics, Inc. (K-micro), LSI Corporation, NEC Electronics Corporation (NECEL), and design service companies, such as Avnet ASIC Israel, CSMC, Inc., Open-Silicon, Socle Technology Corporation and Wipro Limited.

System OEMs.    Products based on the MIPS architecture are used by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS architecture, including Motorola, Inc.’s and Cisco’s Scientific Atlanta set-top boxes, DVD recorders from Philips Electronics and Toshiba Corporation, Sony Corporation PlayStation 2 and PSP video game systems, Konika Minolta Holdings digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs and our strategic marketing organization is focused on building value and brand awareness of the MIPS architecture among system OEMs. These efforts result in direct license agreements from these OEMs or in the OEMs expressing a preference or requirement for MIPS-Based SoC solutions from their semiconductor suppliers.

Markets and Applications

The primary markets for the MIPS architecture are described below:

Digital Consumer Products.    Together with our existing semiconductor licensees, we license our architecture into solutions for a wide variety of sophisticated, high-volume, digital consumer products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables or from satellites. As worldwide standards for transmission move to digital, enabling better frequency spectrum utilization, the STB performance demands are increasing. As such, they are becoming sophisticated digital appliances with features like high-definition, video-on-demand and personal video recording, which has driven growth in the use of 32-bit and 64-bit processors and related designs. MIPS-Based silicon is included in systems by DISH Network, Galaxis, Motorola, Pace, Pioneer, TiVo, and Scientific-Atlanta. Our licensees in this market include AMD’s ATI Products and Technologies, Inc., Broadcom Corporation, NECEL, NXP Semiconductors (formerly Philips Semiconductors), PMC-Sierra, Scientific Atlanta, Toshiba and Zoran Corporation.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users of personal computers. Products that provide such connectivity include cable modems, DSL modems, 802.11 wireless IC’s, 802.16 WiMax IC’s and PON. Our licensees in this market include Atheros Communications, Broadcom, Centillium, Infineon Technologies and Texas Instruments.

Automotive Products.    An important new automotive application, telematics, provides a new level of visual information from sources such as global positioning systems (GPS) with mapping and routing, traffic congestion and other useful information for travelers. Sophisticated displays require substantial processing power to render the display in real-time and companies such as NECEL and Toshiba are supplying MIPS-Based chips to achieve this.

Video Games.    Video games represent a highly specialized high-volume opportunity, which is served by our design rights licensees such as NECEL, Sony and Toshiba. Key design wins in this market include the Sony PlayStation 2 and the Sony PSP.

Digital Television.    As the world shifts from analog to digital transmission of television programming, the SoCs used in digital televisions are upgrading to 32-bit processors. Licensees such as ATI, Micronas, NECEL, NXP, Sigma Designs, Trident Microsystems, Toshiba and Zoran provide SoCs to LG, Philips, Samsung, Sharp, Sony, Toshiba and other digital television OEM’s.

Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, DVD players and recorders, and digital cameras. Our licensees include ATI, Micronas, NECEL, NXP, PMC-Sierra, Toshiba, Zoran and others. A developing market opportunity is the smart card market, which we believe will evolve from using 8-bit and 16-bit microcontroller technology to 32-bit processor-based designs allowing more flexible security algorithms to improve security of critical data and applications. MIPS has a leading 32-bit solution for this market and the support of key market leaders and innovators such as NXP, Sharp Electronics and Innova Card.

Business Products.    We and our licensees have also developed solutions that serve the needs of businesses.

Office Automation Products. MIPS-Based processors are being used in high-end and mid-range office automation applications, such as laser printers with products from K-micro, Marvell Semiconductor, NECEL, PMC-Sierra and Toshiba.

Networking Equipment.    The MIPS architecture is a leading architecture in networking routers and switches at Cisco Systems. Extreme Networks, Nortel Networks and Lucent Technologies also use our architecture for their networking equipment.

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

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of our design service providers. The benefit may be faster time-to-market with less risk and less development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS.

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

MIPS32 4K Cores.    The MIPS32 4Kc, MIPS32 4Km, MIPS32 4Kp, MIPS32 4KSd, MIPS32 4KEc, MIPS32 4KEm, MIPS32 4KEp and MIPS32 M4K processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. The MIPS32 4K and MIPS32 4KE core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals.

The 4KSd core was introduced in November 2002 to meet the demands of 32-bit smart card and related security applications. The high-performance, low-power, 4KSd core builds on our smart card expertise and the latest enhancements to the MIPS32 architecture to provide an advanced solution for a broad range of applications that require high levels of system security and performance. Applications for this core also include point-of-deployment security and digital rights management modules for set-top boxes, smart cards, secure data storage, and others where the protection of information from unwanted tampering is of critical importance. To date, the 4KS core family has been licensed to Canon, Innova Card, NXP and Sharp.

MIPS64 5K Cores.    The MIPS64 5Kc and MIPS64 5Kf processor cores are 64-bit core designs aimed at companies with short time-to-market requirements and that also require the higher performance of a 64-bit core. The 5K cores are no longer offered for new designs, but numerous licensees have SoCs in production with some design efforts continuing.

MIPS32 24K Cores.    We believe that the 24K core family is designed to be scalable to future generations of silicon process technology. As such, the 24K core family is the foundation for our next-generation of high-performance, synthesizable cores, including the MIPS32 24KE core family, and MIPS32 34K core family.

In May 2005, we introduced the 24KE core, which leverages the high performance 24K micro-architecture and efficiently adds DSP functionality by including the DSP ASE. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE families include a floating-point coprocessor, which is highly useful in applications such as graphical displays and printing applications.

The 24K and 24KE cores have been licensed to more than 40 companies including Atheros, ATI, Infineon, LSI, K-Micro, Micronas, NEC, NXP, PMC-Sierra, Realtek, Scientific Atlanta, Sigma Designs, Trident, Toshiba and others.

MIPS 34K Cores.    In September 2005, we started shipping the 34Kc and 34Kf cores. The 34Kf core also includes floating-point support. The 34K core family provides both the DSP and multithreading (MT) ASEs. The 34K core family’s MT capabilities recognize that embedded systems run multiple program tasks or threads of execution in parallel and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by eight companies including Broadcom, LSI, Mobileye and PMC-Sierra.

MIPS 74K Cores.    In May 2007, we introduced the MIPS32 74K core family as the industry’s first fully synthesizable processors to surpass 1 GHz using industry standard libraries and Electronic Design Automation (EDA) flows. The 74K core family is based on MIPS’ next-generation superscalar microarchitecture with out-of-order instruction dispatch. The innovative embedded microarchitecture also incorporates the MIPS DSP Application Specific Extension Rev2.

The distinguishing feature of the 74K family is that it provides all the essential advantages for high-performance SoC design, while significantly reducing overall die area, cost, and power consumption. To date, the 74K family has been licensed by two companies, Broadcom, and Infineon.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely used, target for software and other collateral products. MIPS maintains the architectural standard and evolves it in a manner consistent with advancing needs while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers while providing real opportunity to build for advanced needs. During fiscal year 2007, STMicroelectonics also took a MIPS64 architecture license and NECEL upgraded their architecture license to MIPS64, joining other licensees of this architecture including Broadcom, Cavium Networks, Raza Microelectronics and SiCortex.

Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as optional, additional features to use in designing processors. The ASE may also be incorporated into MIPS cores.

MIPS16e ASE.    The MIPS16e ASE reduces system costs by reducing memory requirements by up to 40% through the use of 16-bit instruction representation. The MIPS16e ASE is implemented in the MIPS32 4KE core family, the MIPS32 M4K core, the MIPS32 4KSd smart card core, the 24K core family, the 24KE and the 34K family.

MIPS-3D ASE.    The MIPS-3D ASE increases geometry processing performance for MIPS64-based processors and the MIPS-3D ASE adds new instructions to the MIPS64 floating point unit.

SmartMIPS ASE.    Personal authentication and security are growing more critical in today’s world. There are a vast number of security devices in the world today in such applications as GSM phones and set-top boxes. Most of these products use specialized or custom silicon designs together with relatively low performance processors. Our SmartMIPS ASE has the potential to provide major advantages in these products because the algorithms used to secure the information can be programmed instead of hard coded, while the inherent 32-bit processor power can extend the capability of the card to make it more feature-rich for users. The SmartMIPS ASE is available for use in smart object devices, including smart card cores. The SmartMIPS ASE reduces the size of application code, speeds encryption and decryption, and enhances the performance of smart card operating systems. The SmartMIPS ASE is implemented in the 4KSd smartcard core.

MIPS MT ASE.    Multi-threading, or the concurrent presence of multiple active threads on the same CPU, is a technique for exploiting memory and execution latency to get higher system performance through more complete processor utilization. Through a multi-threading extension to the industry-standard MIPS32 and MIPS64 architectures, SoC designers are able to significantly increase delivered system performance through higher processor efficiency in applications that can take advantage of a multi-tasking approach to SoC design. The MIPS MT ASE provides a framework for multi-threading the MIPS architecture and is implemented in the 34K core family.

MIPS DSP ASE.    DVD recorders, digital cameras, residential gateways and VoIP phones are examples of the growing list of consumer products that require an increasing amount of signal and media processing horsepower. And in the cost-sensitive, high-volume consumer electronics market, eliminating unnecessary hardware and tool chains and reducing royalty payments can result in significant savings to the consumer product manufacturer.

To address these trends, MIPS has enhanced its industry-standard architecture with DSP functionality to provide a single design environment that leverages a common tool set and knowledge base. The MIPS DSP ASE offers licensees a programmable solution for DSP applications, allowing adaptation to changing market needs and extending the life of an SoC design. The new DSP extension comprises a set of new instructions and state in the integer pipeline of MIPS cores and is incorporated in the 24KE core family, the 34K core family and the 74K core family.

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, cores and related technology solutions in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We are building on this base of experience and the technologies that we have developed to enhance the MIPS architecture and develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable processors and cores. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, customized products more quickly to their customers. In addition, we develop and license standardized processor architecture and application specific extensions to work within and around our architecture to enhance and tailor the capabilities of our processor designs for specific applications.

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include the open source development work done for Linux kernel and GNU compilers that optimize both Linux and the compilers for each of our cores offered to our customers. MIPS also hosts and supports the MIPS version of Linux at http://www.linux-mips.org. The MIPS Linux kernel work is the basis for Linux offerings and companies such as Monta Vista, Timesys and Wind River products that support MIPS. Additionally, we do development work on products for audio codecs, such as Dolby AC-3 that support our customers product needs and highlight the efficiency of our cores in these applications.

Our research and development expenses were $34.5 million in fiscal 2007, $28.2 million in fiscal 2006, and $22.0 million in fiscal 2005. At June 30, 2007, our research and development staff totaled 116 persons compared to 102 employees at June 30, 2006. We intend to hire additional highly skilled technical personnel for our research and development activities. We conduct research and development activities in our Mountain View, California headquarters location, our Portland, Oregon location, our development center near Cambridge, United Kingdom and in Shanghai, China.

Sales and Marketing

Our sales and distribution strategy is discussed above under “Customers and Channels.”

We generally license our processors, cores and related design technology on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. Although the precise terms of our contracts vary, they typically provide for technology license fees for developed, or currently available technology or engineering service fees that relate to technology under development, which may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a non-exclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. The amount of the license fee under an engineering service agreement is primarily a function of our determination of the underlying value of the technology rather than our cost of completing the development of the technology required by the agreement. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our contracts also provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

In fiscal 2007, we had one customer, Broadcom, that accounted for more than 10% of our total revenue. In fiscal 2006, we had two customers, Broadcom and Toshiba, that accounted for more than 10% of our total revenue and in fiscal 2005, we had one customer, Broadcom, that accounted for more than 10% of our total revenue. The revenue derived from Broadcom was primarily from royalties. For further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Revenue.” For financial information regarding revenue derived from our international licensees, see Note 15 of Notes to Consolidated Financial Statements.

Backlog

We do not report backlog because we do not believe that backlog is a meaningful measure for understanding our business. Royalties account for a substantial portion of our revenue, and we do not have backlog in respect of future royalty payments as payments are made based on sales, with no guaranteed minimums. Similarly, from time to time, we have license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones, but insofar as many factors including market conditions and customer product success determine the milestone achievement, we do not believe these potential future payments should be characterized as backlog. At any given time we do have in place engineering service contracts for technology under development under which we will receive future payments as we achieve developmental milestones. However, the aggregate amounts due under these agreements may vary significantly due to the timing of entry into or completion of a given contract, and the amounts potentially due to us under these licenses are generally not material, and we do not regard the amount outstanding at any given time as an important indicator of our future revenue.

Intellectual Property

Our patents, copyrights, trademarks, trade secrets and other intellectual property rights are critical to our success, and we rely on a combination of patent, trademark, copyright and trade secret laws to protect our proprietary rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could have a material adverse effect on our business, results of operation and financial condition.

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS-compatible clones in particular geographies. We intend to protect vigorously our intellectual property rights. There can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing such unauthorized MIPS-compatible products.

We own more than 400 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2007 into the 2020s. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS Technologies logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 5K, 5Kc, 5Kf, 20Kc, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, Pro Series, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries. This report also contains trademarks and registered trademarks of other companies.

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

Our processors and cores compete with those of ARM Holdings plc, Tensilica Incorporated, ARC International (UK) Limited, and PowerPC, a product family developed and marketed by AMCC, IBM Corporation and Freescale Semiconductor. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement all or part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

To remain competitive, we must continue to differentiate our processors, cores and related designs from those available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with our processor and related designs or will not actively seek to participate as merchant vendors in the intellectual property component market by selling to third-party semiconductor manufacturers or, if they do, that we will be able to compete with them successfully. To the extent that these alternative technologies provide comparable performance at a lower or similar cost than our technology, semiconductor companies may adopt and promote these alternative technologies. Certain competitors have more extensive name recognition and customer bases, as well as greater financial and marketing resources than us, and as such, competition could adversely affect our business, results of operations and financial condition.

Employees

As of June 30, 2007, we had 196 employees. Of this total, 116 were in research and development, 55 were in sales and marketing and 25 were in finance and administration. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry. None of our employees are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our Internet website is located at http://www.mips.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not a part of this annual report.

Item 1A.	Risk Factors

Our success is subject to numerous risks and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, all of which could cause our stock price to decline.

Following the end of fiscal 2007 we completed the acquisition of Chipidea, and there are numerous risks associated with this acquisition.    In August 2007, we completed the acquisition of Chipidea, a Portuguese company that supplies analog and mixed signal intellectual property for the wireless, digital consumer and connectivity markets. The purchase price for this acquisition was $147 million in cash paid at closing, with contingent obligations to issue up to 610,687 shares of common stock (or to pay the cash value of such shares) based on the performance of the Chipidea business and to pay an additional €1.2 million in cash if Chipidea receives a certain grant from the Portuguese government.

This is a substantially larger acquisition than any that we have previously completed and involves technology and products that are largely new to us. Many of the risks discussed below under “We may encounter difficulties with future acquisitions, which could harm our business” may be exaggerated with respect to the Chipidea acquisition. Among the many risks associated with the acquisition are the following:

•

the challenges associated with integrating and managing the acquisition of a large business, which challenge will be enhanced by the geographical distance between our headquarters in California and the Chipidea headquarters in Portugal;

•	our dependence on the management of Chipidea to manage the Chipidea business, and integrate it with our existing business;

•

the likely adverse impact to us if we were to lose key Chipidea personnel, such as Jose Franca, founder and CEO, whose ongoing employment with us will be critical to our ability to continue to advance the Chipidea technology and to effectively market and sell its products;

•	diversion of our management team’s attention as we seek to capitalize on the opportunities presented by this acquisition may adversely affect our ability to operate our existing business.

We may not achieve the advantages that we envisioned when we decided to complete this acquisition. For example, the development of analog and mixed signal IP is relatively more labor intensive than that of our microprocessor IP business, and we cannot be assured of our ability to achieve operating results from this business that correspond to those that we can achieve in our existing business. If we are not as successful as we anticipated with the Chipidea business, our future operating results and financial condition would be adversely affected.

We used substantially all of our cash to complete the Chipidea acquisition and in connection with the transaction entered into a short-term credit facility under which we have current borrowings outstanding.    In order to complete the Chipidea acquisition, we used all of our existing cash resources and entered into a one-year credit facility under which we have borrowed to support our working capital needs. This use of cash dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term. In addition, we have not previously incurred debt for borrowed money. Loans under this facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. We will be required to make substantial interest payments for so long as this debt is outstanding, and we cannot be assured that we will be able to repay this debt on or before its due date. We may be required to take on longer term financing to replace this facility, or sell equity securities in order to have cash to repay it. Our incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility, or in any future debt we incur to replace this facility, may prevent us from taking advantage of opportunities that are otherwise available to us.

Our quarterly financial results are subject to significant fluctuations that could adversely affect our stock price.    Our quarterly financial results may vary significantly due to a number of factors, many of which are outside of our control. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. Therefore, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. Our recent acquisition of Chipidea will increase the challenge that we face in planning and predicting our future operating results. It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. In that event, the price of our common stock may fall.

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

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased 28% in fiscal 2005, but declined 12% in fiscal 2006, and then increased by 42% in fiscal 2007. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

We depend on our key personnel to succeed.    Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. This dependence is enhanced with our acquisition of Chipidea, as our ability to successfully operate this business in the future will depend significantly on our ability to retain key Chipidea management and employees. We cannot assure that we will retain our key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could make it difficult to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition.

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

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    We will record substantial amounts of purchased intangible assets and goodwill as a result of the Chipidea acquisition. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could further increase, and we may be required to record additional amounts of goodwill. We evaluate our long-lived assets, including purchased assets, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant, and our evaluation depends to a large degree on estimates and assumptions made by our management. Through fiscal 2007, our business is organized as one reporting unit. Accordingly, the assessment of impairment of goodwill was based on a comparison of the net book value to the market value of MIPS. However, in future periods, we may have multiple reporting units. Our assessment of any impairment of goodwill will be based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge.

The matters relating to the investigation by the Special Committee of the Board of Directors and the restatement of our consolidated financial statements may result in additional litigation and government enforcement actions.    On August 30, 2006, we announced that our board of directors had formed a Special Committee consisting of independent directors and the Special Committee had hired independent counsel to conduct a full investigation of our historical option grant practices from the time of our initial public offering in July 1998 through June 2006. As a result of the independent investigation, as well as our internal review, our management has concluded, and the Audit and Corporate Governance Committee of the Board of Directors agrees, that incorrect measurement dates were used for financial accounting purposes for certain stock option grants made in prior periods. While our management believes that we have made appropriate judgments in determining the correct measurement dates for the stock option grants, the Securities and Exchange Commission (SEC) may disagree with the manner in which we have accounted for and reported, or not reported, the financial impact of past incorrect measurement dates. Accordingly, there is a risk that we may have to further restate our prior financial statements, amend prior filings with the SEC, or otherwise take other actions not currently contemplated.

As described in Part I, Item 3, “Legal Proceedings”, derivative complaints have been filed in federal courts against current and former officers and directors pertaining to allegations relating to stock option grants. Additional litigation based on similar allegations may also be filed. We have provided the results of our independent investigation to the SEC and we have responded to informal requests for documents and additional information. We intend to continue to provide the SEC with our full cooperation. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract our management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

We lease sales offices in Japan, Taiwan, China, Germany, and Israel, technical office spaces in the United Kingdom and United States and an administrative office space in Switzerland. These leases range from 9 months to 5 years.

We believe that these facilities are adequate to meet our current needs but we may need to seek additional space in the future.

Item 3.	Legal Proceedings

Three actions seeking to assert derivative claims on behalf of MIPS have been filed in the United States District Court for the Northern District of California. The shareholder-plaintiffs in each of these actions asserted claims against current and former officers and directors related to our historic stock option grant practices. Each action alleged that the individual defendants breached their fiduciary duties and violated federal securities laws as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Each action asserted that the individual defendants’ conduct injured MIPS and gives rise to numerous causes of action on behalf of MIPS under the federal securities laws and state law. Plaintiffs sought to recover, on behalf of MIPS, monetary damages, various equitable remedies, attorneys’ fees and costs. The individual actions are:

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

By order of the court dated April 12, 2007, the three actions were consolidated into a single action entitled In re MIPS Technologies, Inc. Derivative Litigation. The order also stayed discovery in the consolidated action pending resolution of a motion to dismiss the consolidated complaint due to plaintiffs’ lack of standing to sue on MIPS’ behalf. On August 30, 2007, plaintiff Carco filed a consolidated complaint. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint has not yet been filed. It is not known when or on what basis the action will be resolved.

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

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2007.

Item 4A.	Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2007, were as follows:

Name	Age	Position
John E. Bourgoin	61	Chief Executive Officer and President
Jack Browne	52	Vice President, Marketing
Sandy Creighton	54	Vice President, Human Resources and Corporate Administration and Acting General Counsel
W. Patrick Hays	57	Vice President, Engineering
Brad Holtzinger	45	Vice President, Worldwide Sales
Mervin S. Kato	54	Vice President, Chief Financial Officer and Treasurer
Mark Tyndall	42	Vice President, Business Development and Corporate Relations
G. Michael Uhler	54	Vice President, Chief Technology Officer

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

Sandy Creighton has served as our Vice President, Human Resources and Corporate Administration since February 2006. From June 1998 to February 2006, Ms. Creighton served as our Vice President, General Counsel and from June 1998 to April 2006 as Secretary. Ms. Creighton is currently serving as our Acting General Counsel since May 2007 upon the resignation of Catherine Hunt Rundle.

W. Patrick Hays has served as our Vice President, Engineering since November 2004. Prior to joining us and since 2003, Mr. Hays was a co-founder and Vice President, VLSI Engineering for Ultra Data Corporation, a start-up developing licensable video processing IP. From 1997 to 2003, Mr. Hays was a co-founder, Vice President and CTO for Lexra, Inc.

Brad Holtzinger has served as our Vice President, Worldwide Sales since October 2005. Mr. Holtzinger served as Vice President of Sales for the Americas region from July 2004 to October 2005 and as Director of Sales for the Americas from May 2003 to July 2004. Mr. Holtzinger joined us in December 2001 and served as the Director of Systems Solutions until May 2003.

Mervin S. Kato has served as our Vice President, Chief Financial Officer and Treasurer since January 2006. Mr. Kato served as our Vice President, Finance from May 2001 to January 2006 and as our Corporate Controller from May 1998 to January 2006.

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

Catherine Hunt Rundle had served as our Vice President and General Counsel from February 2006 and as Secretary from April 2006 until her resignation on May 18, 2007.

There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq National Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2007
Fourth Quarter	$9.24	$8.39
Third Quarter	$9.92	$8.12
Second Quarter	$8.88	$6.74
First Quarter	$7.19	$5.36

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2006
Fourth Quarter	$7.74	$5.47
Third Quarter	$9.10	$5.94
Second Quarter	$6.60	$4.70
First Quarter	$9.35	$6.03

As of August 31, 2007, there were approximately 3,835 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock, our Class B common stock, the Nasdaq Stock Market Index — U.S., and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our Class A common stock and in each index on June 30, 2002. On November 14, 2003, we effected a re-combination of our Class A and Class B common stock into a single class of common stock. The cumulative total return for our common stock reflects the performance of our Class A common stock prior to the re-combination and the performance of our single class of common stock following the re-combination. No dividends have been declared or paid on our Class A, Class B or common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data.

You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statement of operations data for the fiscal years ended June 30, 2007, 2006, 2005, and 2004, and the selected consolidated balance sheet data as of June 30, 2007, 2006 and 2005, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years. The selected consolidated statement of operations data for the fiscal year ended June 30, 2003, and the selected consolidated balance sheet data as of June 30, 2004 and 2003 set forth below have not been audited and are derived from our books and records.

	Fiscal year ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$44,422	$36,675	$29,988	$23,439	$15,693
Contract revenue	38,888	27,379	31,231	24,446	23,397

Total revenue	83,310	64,054	61,219	47,885	39,090
Costs and expenses:
Cost of contract revenue	—	—	—	—	250
Research and development	34,513	28,168	21,980	24,110	33,669
Sales and marketing	22,473	18,637	14,902	11,984	13,964
General and administrative	20,960	12,229	10,312	8,549	8,874
Acquired-in process research and development	—	570	—	—	394
Restructuring charge (1)	—	—	277	3,233	10,282

Total costs and expenses	77,946	59,604	47,471	47,876	67,433

Operating income (loss)	5,364	4,450	13,748	9	(28,343)
Other income, net	6,470	4,373	2,750	634	316

Income (loss) before income taxes	11,834	8,823	16,498	643	(28,027)
Provision (benefit) for income taxes	3,351	(2,198)	1,312	2,358	5,112

Net income (loss)	$8,483	$11,021	$15,186	$(1,715)	$(33,139)

Per basic share amounts:
Net income (loss) per basic share	$0.19	$0.26	$0.37	$(0.04)	$(0.84)
Per diluted share amounts:
Net income (loss) per diluted share	$0.18	$0.25	$0.34	$(0.04)	$(0.84)

	June 30,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$119,039	$101,481	$91,686	$78,335	$83,839
Working capital	133,314	117,251	100,944	82,107	78,176
Total assets	174,862	147,939	127,546	108,703	105,349
Total long-term liabilities	5,726	2,966	2,938	2,038	1,900
Total stockholders’ equity	149,882	133,230	108,683	89,749	89,376

(1)	Restructuring charge primarily relates to our restructuring activities initiated in October 2002 and May 2003. See Note 6 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2008. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

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

Fiscal 2007 revenue increased 30% compared to fiscal 2006. Royalty revenue increased 21% due to an increase of over 79 million units shipped in fiscal 2007 for a total of 350 million units shipped as reported by our licensees. We received royalties from a total of 45 royalty-paying licensees during the year, including 4 licensees reporting for the first-time. Royalties accounted for 53% of total revenue, down from 57% in the prior fiscal year. We expect royalty revenue to increase in fiscal 2008.

Contract revenue increased by 42% primarily due to higher contract revenue generated by our MIPS Architecture and MIPS32 24K product families. We completed 31 new license agreements during the year compared to 25 completed in the prior year. We introduced and began shipment of our newest developed core, the MIPS32 74K family of cores, in May 2007.

Total costs and expenses in fiscal 2007, which included $5.7 million in stock option investigation and restatement costs and related charges, increased over fiscal 2006 by $18.3 million.

Net income in fiscal 2007 declined by $2.5 million which includes the above mentioned costs associated with the stock option investigation and restatement.

Our balance sheet remains strong as our cash, cash equivalents and marketable investments balance increased by $23.7 million during the year with net cash of $27.5 million provided from operating activities.

Stock Option Investigation

As a result of the findings of the stock option investigation, which is discussed in greater depth in our Form 10-K for the fiscal year ended June 30, 2006, our consolidated financial statements and related disclosures as of June 30, 2005 and 2004 were restated. Our selected consolidated financial data as of and for the years ended June 30, 2005, 2004, 2003 and 2002, which was included in Item 6, “Selected Consolidated Financial Data,” in Part II of our 2006 Form 10-K were restated. The selected quarterly financial data for each of the quarters in fiscal 2005 and for the first three quarters of fiscal 2006, included in Item 8, “Financial Statements and Supplementary Data” of our 2006 Form 10-K were restated. Our restated interim financial statements for the quarterly and year-to-date periods ended September 30, 2005, December 31, 2005 and March 31, 2006, were included in our quarterly reports on Forms 10Q for the periods ended September 30, 2006, December 31, 2006 and March 31, 2007.

We did not amend any of our Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that had been previously filed or otherwise reported for these periods was superseded by the information contained in our 2006 Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

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

We recognize revenue upon concluding that all of the fundamental criteria for revenue recognition have been met. We derive revenue from license fees for currently available technology or from engineering services for technology under development. Each of these types of contracts includes a nonexclusive license for the underlying intellectual property. Consistent with Staff Accounting Bulletin No. 104 (SAB No. 104), fees for or allocated to licenses for currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. In contracts relating to technology under development, we undertake best efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Customers under these arrangements pay us milestone fees as we perform the engineering services rather than paying an upfront license fee. Fees for engineering services are recognized as revenue as services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. We also have the right to license the intellectual property developed under engineering service agreements to other licensees. Under our maintenance and support arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance or support obligation is established based on the specified renewal rate for such maintenance and support and is generally priced as a percentage of license fees.

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

The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities, which often result in proposed assessments. For example, the Internal Revenue Service (“IRS”) has completed its examination of our fiscal year 2002 federal income tax return and has issued a notice of proposed adjustment. Our tax provision for fiscal 2006 was affected by a settlement reached with the IRS in May 2006 that resulted in a reversal of $4.2 million in fiscal 2006. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result, our effective tax rate may fluctuate significantly on a quarterly basis.

Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed immediately. Patent costs are being amortized and charged as a research and development expense, on a straight-line basis, over their estimated useful lives of ten years.

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

Under the provisions of APB No. 25, compensation expense is recognized for options to purchase our common stock that were granted with an exercise price lower than fair market value of our common stock on the measurement date. The compensation expense is equal to the excess of fair market value of our common stock over the exercise price. We have elected to amortize compensation expense over the vesting period based on an accelerated attribution method. Under this attribution method, we separate a grant with graded vesting terms into multiple tranches. Each tranche includes the number of shares that vest during a twelve month period. Compensation cost for each tranche is recognized as if each tranche were a separate award.

Under the provisions of APB No. 25, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. No expense was recognized in connection with purchases under our employee stock purchase plan in fiscal year 2005.

Effective July 1, 2005, we adopted SFAS No. 123R, Share-Based Payment (SFAS No. 123R) using the modified prospective method which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair value. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

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

Results of Operation — Years Ended June 30, 2007, 2006 and 2005

Revenue.    Total revenue consists of royalties and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. Contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2007, 2006 and 2005 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2007	2006	Change in Percent 2006-2007	2005	Change in Percent 2005-2006
Revenue
Royalties	$44.4	$36.7	21%	$30.0	22%
Percentage of Total Revenue	53%	57%		49%
Contract Revenue	$38.9	27.4	42%	31.2	(12%)
Percentage of Total Revenue	47%	43%		51%

Total Revenue	$83.3	$64.1	30%	$61.2	5%

Fiscal 2007 compared to fiscal 2006.    The 21% increase in royalties primarily resulted from a $10.9 million increase in royalties under post-IPO license agreements due to an increase in unit shipments and an increase in the overall number of licensees reporting, offset in part by a $3.2 million decrease in royalties from our pre-IPO legacy agreements due to declining unit shipments. The 42% increase in contract revenue was primarily due to an increase in fees generated from new and existing license agreements for developed technology of $10.5 million resulting from an increase in revenue from the MIPS architecture product family of $5.6 million which resulted from both new licenses of this technology and existing licensees and an increase in revenue from the MIPS32 24K core product family of $5.4 million, offset in part by a decrease in revenue from the MIPS32 34K family product family of $2.6 million. There were 31 new license agreements completed for developed technology in fiscal 2007 compared to 25 new license agreement completed in fiscal 2006.

Fiscal 2006 compared to fiscal 2005.    The 22% increase in royalties primarily resulted from a $5.2 million increase in royalties under license agreements signed since our initial public offering in June 1998 due to an increase in unit shipments and an increase in the overall number of licensees reporting royalties. Royalties from our legacy agreements, which were signed prior to our IPO, represented $1.5 million of the increase. The 12% decrease in contract revenue was primarily due to a decline in revenue from MIPS32 24K core family revenue of $1.7 million and MIPS 4K core family revenue of $4.5 million offset in part by an increase in the MIPS32 34K core family of $2.3 million. The decrease in fees for developed technology was primarily due to the completion of 25 new license agreements including 9 agreements for the MIPS 24K core family during fiscal 2006 compared to 43 agreements including 14 agreements for the MIPS 24K core family completed in fiscal 2005. There was an increase in contract revenue of $2.0 million in fiscal 2006 associated with the FS2 acquisition.

International revenue accounted for approximately 53% of our total revenue in fiscal 2007, 51% of our total revenue in fiscal 2006, and 39% of our total revenue in fiscal 2005. Substantially all of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

Cost and Expenses.    Our cost and expenses in fiscal 2007, 2006 and 2005 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2007	2006	Change in Percent 2006-2007	2005	Change in Percent 2005-2006
Cost and Expenses
Research and Development	$34.5	$28.2	22%	$22.0	28%
Sales and Marketing	$22.5	$18.6	21%	$14.9	25%
General and Administrative	$21.0	$12.2	72%	$10.3	18%

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

Fiscal 2007 compared to fiscal 2006.    Research and development expenses increased in fiscal 2007 due to an increase of $3.4 million in salary and benefits expense due to an increase in average headcount of 18 employees and an increase in bonus expense of $1.5 million as targets under our fiscal 2007 bonus plans were achieved. In addition, depreciation and amortization expense increased by $1.3 million due to an increase in our computer-aided tool asset base to support our increasing headcount and to fees paid to a third party of $600,000 for milestones completed under a development agreement. These increases were partially offset by a decrease in FAS123R non-cash stock-based compensation expense of $1.2 million related to a non-recurring charge for the options that were the subject of the Denmark lawsuit settlement reached in September 2005. We expect to incur approximately $115,000 of stock compensation charges related to reimbursement to employees for the tax consequences of the remeasurement of certain options as a result of the stock option investigation in the first quarter of fiscal 2008.

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

Our research and development staff increased to 116 persons at June 30, 2007, compared to 102 persons at June 30, 2006, and 88 persons at June 30, 2005, as we added more resources for projects under development.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2007 compared to fiscal 2006.    Sales and marketing expense increased in fiscal 2007 primarily due to an increase of $2.1 million in commission and bonus expense as a result of an increase in commissionable revenue and an increase in bonus and profit sharing expenses as targets under our fiscal 2007 bonus plans were achieved. In addition, increases in headcount led to an increase in salary and benefits expense of $1.0 million. There was also an increase of $539,000 in stock-based compensation expense due to modification expense of $210,000 caused by the extension of the exercise period of certain options as well as headcount increases. These increases were partially offset by a decrease in marketing project related costs of $532,000 due to milestones completed under ongoing projects in the prior fiscal year. We expect to incur approximately $45,000 of stock compensation charges related to reimbursement to employees for the tax consequences of the remeasurement of certain options as a result of the stock option investigation in the first quarter of fiscal 2008.

Fiscal 2006 compared to fiscal 2005.    Sales and marketing expense increased in fiscal 2006 primarily due to the recognition of $1.9 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. In addition, increases in average headcount led to an increase in salary expense of $914,000. There was also an increase of $491,000 primarily due to the completion of project milestones related to the FS2 acquisition, $467,000 primarily due to the completion, by third party tool vendors, of certain project milestones during the period related to various on-going third party marketing projects and an increase of $635,000 for the purchase of evaluation boards and amortization expense related to FS2 intellectual property and other assets. These increases were partially offset by a decrease in commission and bonus expense of $1,147,000 because our commissionable revenue decreased and because we did not reach bonus plan targets in fiscal 2006.

We incur expenses related to third party software development tools when we enter into agreements with tool vendors to develop software tools that are compatible with our products such as compilers, debuggers, probes and operating systems. Expenses associated with third party tools are typically driven by the third party’s attainment of specified milestones and vary from period to period. Our commitments at June 30, 2007, under these agreements are immaterial.

Our sales and marketing staff was 55 persons at June 30, 2007, compared to 46 persons at June 30, 2006, and 43 persons at June 30, 2005.

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

Fiscal 2007 compared to fiscal 2006.    General and administrative expenses increased in fiscal 2007 primarily due to an increase in fees for legal, accounting, and audit services of $4.6 million due to the investigation of our historical stock option practices. There was also an increase in bonus expense of $2.1 million as targets under our fiscal 2007 bonus plans were achieved as well as a $705,000 charge related to compensation to employees whose options expired during the period that option exercises under our registration statement on Form S-8 were suspended due to the delay in filing our SEC reports pending completion of the option investigation before they were able to exercise them. In addition, headcount growth of 5 employees resulted in an increase in salary and benefits expense of $869,000. We expect to incur approximately $100,000 of stock compensation charges related to reimbursement to employees for the tax consequences of the remeasurement of certain options as a result of the stock option investigation in the first quarter of fiscal 2008.

Fiscal 2006 compared to fiscal 2005.    General and administrative expenses increased in fiscal 2006 primarily due to the recognition of $2.4 million in stock-based compensation expense due to the adoption of SFAS No. 123R beginning July 1, 2005. This increase was partially offset by a decrease in bonus expense of $977,000 because our bonus plan targets were not met in fiscal 2006.

Acquired In-process Research and Development.    In September 2005, we completed the acquisition of FS2, a design services and development tools company based in Lake Oswego, Oregon, for cash consideration. FS2’s products and services provide value to our customer base by improving performance analysis and de-bugging capability and accelerating time to market of their products. We recorded a charge in fiscal 2006 of $570,000 for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

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

Other Income, Net.    Other income, net in fiscal 2007, 2006 and 2005 were as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
Interest income	$6,656	$4,413	$2,066
Interest expense	(4)	(2)	(2)
Other	(182)	(38)	686

Other income, net	$6,470	$4,373	$2,750

The increase in interest income in both fiscal 2007 and 2006 was primarily due to higher cash and investment balances and higher interest rates. In fiscal 2005, other income included realized foreign currency translation gains of $672,000 arising from disposition of certain overseas subsidiaries.

Income Taxes.    In fiscal 2007, we recorded an income tax provision of $3.4 million. The annual effective rate of 28% is lower than the applicable combined federal and state statutory rate due to the utilization of foreign tax credits, general business tax credits, and alternative minimum tax credits. In fiscal 2006, we recorded an income tax benefit of $2.2 million. This is primarily the result of the reversal of tax reserves no longer needed following the settlement of our IRS examination for the fiscal year 2002 federal income tax return, offset by tax on operating income at an effective tax rate of 22%. The annual effective tax rate of 22% is lower than the applicable combined federal and state statutory rate due to the utilization of foreign tax credits and general business tax credits. We recorded an income tax provision of $1.3 million in fiscal 2005. The annual effective tax rate of 8% for the year ended June 30, 2005 is lower than the applicable combined federal and state statutory rate primarily due to the utilization of net operating loss, foreign tax credit and general business tax credit carryovers from prior years.

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

Liquidity and Capital Resources

At June 30, 2007, we had cash, cash equivalents and marketable investments of $144.9 million, an increase of $23.7 million from June 30, 2006, and working capital of $133.3 million. Our principal requirements for cash are to fund working capital needs and acquisitions, and, to a lesser extent, capital expenditures for equipment purchases, and licensing of computer aided design tools used in our development activities. In fiscal 2007, we primarily generated cash from operations and financing activities and we used cash primarily for investing activities.

On August 27, 2007, we completed the acquisition of Chipidea for an aggregate cash purchase price, including expenses, of approximately $150 million. We also established a $35 million credit facility to fund a portion of the acquisition costs and support our working capital needs. The credit facility expires in August 2008 and contains affirmative and negative covenants that may limit our ability to take advantage of future opportunities that may become available to us. We have an outstanding balance of $20 million under this facility.

The following table summarizes selected items (in thousands) from our statement of cash flows for fiscal 2007, 2006 and 2005. For complete statements of cash flows for those periods, see our consolidated financial statements in Item 8.

	Years Ended June 30,
	2007	2006	2005
Net cash provided by operating activities	$27,479	$13,065	$13,719
Net income	8,483	11,021	15,186
Depreciation	2,231	1,628	1,840
Stock based compensation	7,872	8,332	958
Acquired in-process research and development	—	570	—
Amortization of intangibles	1,316	1,259	553
Accounts receivable	(580)	(1,810)	(56)
Prepaid expenses	685	(262)	338
Other assets	(1,600)	(1,048)	(2,230)
Other current accrued liabilities	2,503	21	(2,579)
Income tax payable	725	(3,097)	(343)
Accrued compensation	4,552	(1,805)	54
Long-term liabilities	2,292	172	944

Net cash used in investing activities	$(10,364)	$(8,325)	$(5,518)
Net maturities (purchases) of marketable investments	(5,015)	971	(4,350)
Capital expenditures	(5,295)	(2,179)	(1,168)
Investments in private company	—	(4,500)	—
Acquisition of First Silicon Solutions, Inc., net	(54)	(2,857)	—

Net cash provided by financing activities	$397	$5,098	$5,152
Net proceeds from issuance of common stock	397	5,098	5,152

Net increase in cash and cash equivalents	$17,558	$9,795	$13,351

For fiscal 2007, our operating activities provided net cash of $27.5 million primarily reflecting our net income adjusted for non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in accrued compensation due to earned bonuses and commissions, and other accrued current liabilities due to costs from our stock option investigation and financial restatement and payments due from purchases of computer-aided time-based design licenses. In addition, cash increased from long-term liabilities due to extended payment terms for computer-aided time-based licenses. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the year, and an increase in other assets primarily due to purchases of computer-aided time-based licenses, and an increase in the cash surrender value on life insurance policies of $250,000.

For fiscal 2006, our operating activities provided net cash of $13.1 million primarily reflecting our net income and adjustments for in-process research and development charges related to the FS2 acquisition and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in income taxes payable due to tax payment provisions for the period. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the year, an increase in other assets primarily due to prepaid royalties net of amortization of $503,000 and an increase in the cash surrender value on life insurance policies of $578,000, and a decrease in accrued compensation which included $1.5 million in executive bonus and performance bonus payments from our prior fiscal year.

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

Net cash used in investing activities was $10.4 million for fiscal 2007 primarily due to net purchases of marketable investments and capital expenditure. Net cash used in investing activities was $8.3 million for fiscal 2006 primarily due to investments made in two privately-held companies, as well as our acquisition of First Silicon Solutions, Inc. Net cash used in investing activities was $5.5 million for fiscal 2005 primarily due to net purchases of marketable investments and capital expenditures.

Net cash provided by financing activities was $400,000 in fiscal 2007, $5.1 million in fiscal 2006 and $5.2 million in fiscal 2005. Net cash provided by financing activities for all periods presented consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans.

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•

our ability to continue to generate cash flow from operations following the acquisition of Chipidea. We made an initial payment of approximately $120 million from our current cash reserves with the balance deposited into escrow of approximately $14.7 million to satisfy indemnification claims that may arise and deferred payments of approximately $12.5 million for the Chipidea co-founders remaining with us.

•

repayment and borrowing activity under the $35 million senior secured credit facility with Jefferies Finance LLC, entered into on August 24, 2007, that matures on August 24, 2008. To help finance the Chipidea acquisition, we borrowed $20 million under the credit facility.

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

Contractual Obligations

Our contractual obligations as of June 30, 2007, were as follows:

Payments due by period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$3,946	$1,806	$1,827	313	—
Purchase obligations (2)	7,522	5,159	2,363	—	—
Other long-term liabilities reflected on our consolidated balance sheet under GAAP (3)	2,298	—	2,298	—	—

Total	$13,766	$6,965	$6,488	313	—

(1)	We lease office facilities under noncancelable operating leases that expire through 2012. In connection with a lease, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.

(2)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products.

(3)	Long-term liability to employees under a deferred compensation plan. Distributions under this plan are elected by the employees.

Off-Balance-Sheet Arrangements

As of June 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Item 8.	Financial Statements and Supplementary Data.

The following table presents selected quarterly information for fiscal 2007 and 2006 (in thousands except per share data):

	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Revenue:
Royalties	$8,054	$8,930	$9,334	$10,357	$11,207	$11,188	$10,733	$11,294
Contract revenue	3,889	7,445	8,163	7,882	8,343	9,817	8,342	12,386

Total revenue	11,943	16,375	17,497	18,239	19,550	21,005	19,075	23,680
Costs and expenses:
Research and development	7,521	6,163	6,981	7,503	8,111	8,574	8,596	9,231
Sales and marketing	3,844	5,117	4,808	4,868	4,871	5,209	5,400	6,994
General and administrative	3,009	3,201	3,051	2,967	4,311	4,577	4,978	7,093
Acquired in-process research and development	570	—	—	—	—	—	—	—

Total costs and expenses	14,944	14,481	14,840	15,338	17,293	18,360	18,974	23,318
Operating income (loss)	(3,001)	1,894	2,657	2,901	2,257	2,645	101	362
Other income, net	825	1,002	1,149	1,396	1,430	1,544	1,844	1,653
Income (loss) before income taxes	(2,176)	2,896	3,806	4,297	3,687	4,189	1,945	2,015

Provision (benefit) for income taxes	(411)	554	837	(3,178)	1,363	1,602	708	(321)

Net income (loss)	$(1,765)	$2,342	$2,969	$7,475	$2,324	$2,587	$1,237	$2,336

Net income (loss) per basic share	$(0.04)	$0.06	$0.07	$0.17	$0.05	$0.06	$0.03	$0.05

Net income (loss) per diluted share	$(0.04)	$0.05	$0.07	$0.17	$0.05	$0.06	$0.03	$0.05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2007, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note No. 1 to the consolidated financial statements, on July 1, 2005, MIPS Technologies, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 12, 2007 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

September 12, 2007

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$119,039	$101,481
Marketable investments	25,845	19,725
Accounts receivable	5,212	4,631
Prepaid expenses and other current assets	2,472	3,157

Total current assets	152,568	128,994
Equipment and furniture, net	5,781	2,718
Intangible assets, net	3,934	5,044
Other assets	12,579	11,183

	$174,862	$147,939

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503	$1,313
Accrued liabilities	16,118	8,287
Deferred revenue	2,633	2,143

Total current liabilities	19,254	11,743
Long-term liabilities	5,726	2,966

	24,980	14,709
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2007 and 2006; and 43,595,452 and 43,507,685 shares outstanding at June 30, 2007 and 2006, respectively, net of 24,513 and 22,725 reacquired shares at June 30, 2007 and at June 30, 2006, respectively	43	43
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	240,444	232,568
Accumulated other comprehensive income	435	142
Accumulated deficit	(91,040)	(99,523)

Total stockholders’ equity	149,882	133,230

	$174,862	$147,939

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2007	2006	2005
Revenue:
Royalties	$44,422	$36,675	$29,988
Contract revenue	38,888	27,379	31,231

Total revenue	83,310	64,054	61,219
Costs and expenses
Research and development	34,513	28,168	21,980
Sales and marketing	22,473	18,637	14,902
General and administrative	20,960	12,229	10,312
Acquired in-process research and development	—	570	—
Restructuring	—	—	277

Total costs and expenses	77,946	59,604	47,471

Operating income	5,364	4,450	13,748
Other income, net	6,470	4,373	2,750

Income before income taxes	11,834	8,823	16,498
Provision (benefit) for income taxes	3,351	(2,198)	1,312

Net income	$8,483	$11,021	$15,186

Net income per basic share	$0.19	$0.26	$0.37

Net income per diluted share	$0.18	$0.25	$0.34

Shares used in computing basic net income per share	43,516	42,894	41,518

Shares used in computing diluted net income per share	45,891	44,611	44,974

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income(loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2004	41,020,061	41	$215,680	$811	$(1,053)	$(125,730)	$89,749
Common stock issued under employee stock option and purchase plans, net	1,475,366	1	5,906	—	808	—	6,715
Deferred compensation amortization	—	—	(81)	—	(518)	—	(599)
Adjustment of tax benefits relating to stock option exercises	—	—	(1,627)	—	—	—	(1,627)
Comprehensive income:
Net income	—	—	—	—	—	15,186	15,186
Unrealized gain on available-for-sale securities	—	—	—	7	—	—	7
Currency translation adjustment	—	—	—	(748)	—	—	(748)

Total comprehensive income							14,445

Balances at June 30, 2005	42,495,427	42	219,878	70	(763)	(110,544)	108,683
Common stock issued under employee stock option and purchase plans, net	1,012,258	1	5,097	—	—	—	5,098
Stock-based employee compensation cost	—	—	8,332	—	—	—	8,332
Reclassification of unearned deferred compensation upon adoption of FAS 123(R)	—	—	(763)	—	763	—	—
Adjustment of tax benefits relating to stock option exercises	—	—	24	—	—	—	24
Comprehensive income:
Net income	—	—	—	—	—	11,021	11,021
Unrealized gain on available-for-sale securities	—	—	—	1	—	—	1
Currency translation adjustment	—	—	—	71	—	—	71

Total comprehensive income							11,093

Balances at June 30, 2006	43,507,685	43	232,568	142	—	(99,523)	133,230
Common stock issued under employee stock option and purchase plans, net	87,767	—	385	—	—		385
Stock-based employee compensation cost	—	—	7,479	—	—	—	7,479
Adjustment of tax benefits relating to stock option exercises	—	—	12	—	—	—	12
Comprehensive income:	—	—	—	—	—	—
Net income	—	—	—	—	—	8,483	8,483
Unrealized gain on available-for-sale securities	—	—	—	8	—	—	8
Currency translation adjustment	—	—	—	285	—	—	285

Total comprehensive income	—	—	—	—	—	—	8,776

Balances at June 30, 2007	43,595,452	$43	$240,444	$435	$—	$(91,040)	$149,882

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2007	2006	2005
Operating activities:
Net income	$8,483	$11,021	$15,186
Adjustments to reconcile net income to cash provided by operations:
Depreciation	2,231	1,628	1,840
Stock based compensation.	7,872	8,332	958
Acquired in-process research and development	—	570	—
Amortization of intangibles	1,316	1,259	553
Other non-cash charges	(1,147)	(1,057)	(412)
Changes in operating assets and liabilities:
Accounts receivable	(580)	(1,810)	(56)
Prepaid expenses	685	(262)	338
Other assets	(1,600)	(1,048)	(2,230)
Accounts payable	(810)	(33)	91
Accrued compensation	4,552	(1,805)	54
Other current accrued liabilities	2,503	21	(2,579)
Income tax payable	725	(3,097)	(343)
Deferred revenue	957	(826)	(625)
Long-term liabilities	2,292	172	944

Net cash provided by operating activities	27,479	13,065	13,719
Investing activities:
Purchases of marketable investments	(67,015)	(54,029)	(49,435)
Maturities of marketable investments	62,000	55,000	45,085
Capital expenditures	(5,295)	(2,179)	(1,168)
Proceeds from sale of equipment, furniture and property	—	916	—
Investments in private company	—	(4,500)	—
Acquisition of First Silicon Solutions Inc., net	(54)	(2,857)	—
Increase in restricted cash	—	(676)	—

Net cash used in investing activities	(10,364)	(8,325)	(5,518)
Financing activities:
Net proceeds from issuance of common stock	397	5,098	5,152

Net cash provided by financing activities	397	5,098	5,152
Effect of exchange rate on cash	46	(43)	(2)
Net increase in cash and cash equivalents	17,558	9,795	13,351
Cash and cash equivalents, beginning of year	101,481	91,686	78,335

Cash and cash equivalents, end of year	$119,039	$101,481	$91,686

Supplemental disclosures of cash transactions:
Income taxes paid	$794	$985	$424

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

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

Revenue Recognition.    We derive revenue from license fees for the transfer of proven and reusable intellectual property components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate MIPS’ intellectual property components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB No. 104), and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB No. 104).

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

Under our maintenance and support arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such support. Revenue from these arrangements was $4.2 million in fiscal 2007, $3.9 million in fiscal 2006, and $3.8 million in fiscal 2005.

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

Cash and Cash Equivalents and Marketable Investments.    Cash and cash equivalents consists mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition. Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as marketable investments. The fair value of cash and cash equivalents approximates their recorded value at June 30, 2007. We classify our cash equivalents and marketable investments as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification, are recorded in other income (expense), net in the accompanying consolidated statements of operations. There were no material realized gains or losses in the periods presented.

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

Prepaid Expenses and Other Current Assets.    Prepaid expenses and other current assets consist principally of amounts paid by us in advance for maintenance contracts on our computer-aided software design tools which typically cover a one-year period over which the cost is amortized, amounts paid by us in advance for our directors and officers and business insurance, which typically covers a one year period over which the cost is amortized, taxes receivable and deferred tax assets.

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When we become aware of a specific customer’s inability to pay their outstanding obligation for reasons such as deterioration in their operating results or financial position or bankruptcy proceedings, we record a specific reserve for bad debt to reduce their receivable to an amount we reasonably believe is collectible. If the financial condition of specific customers were to change, our estimates of the recoverability of receivables could be further adjusted. The allowance for doubtful accounts was approximately $4,000 at June 30, 2007 and zero at June 30, 2006.

Goodwill and Purchased Intangible Assets.    We make estimates when we acquire businesses or acquire groups of assets for a single aggregate price. The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the tangible and intangible assets acquired, including in-process research and development (IPR&D). Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition of a business and the fair value of the net tangible and intangible assets acquired. Goodwill is not amortized but is subject to annual impairment tests. The amounts and useful lives, generally 3 to 10 years, assigned to tangible and intangible assets, other than IPR&D, impact future amortization expense; the amount assigned to IPR&D is expensed in the period of the acquisition.

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

Under the provisions of APB No. 25, no expense was recognized for options to purchase our common stock that were granted with an exercise price equal to fair market value at the date of grant. No expense was recognized in connection with purchases under our employee stock purchase plan in fiscal year 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB No. 25. Effective July 1, 2005, we adopted SFAS No. 123R which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005. We have adopted SFAS No. 123R using the modified prospective method. Under this method, compensation cost recognized during the years ended June 30, 2007 and June 30, 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R amortized on a straight-line basis over the options’ vesting period. As a result of adopting SFAS No. 123R on July 1, 2005, our net income before taxes and net income for the years ended June 30, 2007 and June 30, 2006 are $7.6 million and $8.3 million lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2007 are $0.17 and $0.16 lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted earnings per share for the year ended June 30, 2006 are $0.19 and $0.19 lower than if we had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net income (loss) and net income (loss) per share had we applied the fair value recognition provisions of SFAS No. 123 to account for our employee stock option and employee stock purchase plans for the years ended June 30, 2005 because stock-based employee compensation was not accounted for using the fair value recognition method during that period. For purposes of pro forma disclosure, the estimated fair value of the stock awards, as prescribed by SFAS No. 123, is amortized to expense over the vesting period of such awards (in thousands, except per share data):

Year ended June 30, 2005
Net income, as reported	$15,186
Add: Stock-based employee compensation expense included in reported net income	958
Deduct: Total stock-based employee compensation expense determined under fair value method	9,791

Pro forma net income	$6,353

Basic net income per share:
As reported	$0.37

Pro forma	$0.15

Diluted net income per share:
As reported	$0.34

Pro forma	$0.14

The historical pro forma impact of applying the fair value method prescribed by SFAS No. 123 is not representative of the impact that may be expected in the future due to changes in option grants in future years and changes in assumptions such as volatility, interest rates and expected life used to estimate fair value of future grants.

The following table shows total stock-based employee compensation expense (see Note 13 for types of stock-based employee arrangements) included in the consolidated statement of operations for the years ended June 30, 2007 and June 30, 2006 (in thousands):

	Year Ended June 30, 2007	Year Ended June 30, 2006
Costs and expenses:
Research and development	$2,941	$4,019
Sales and marketing	2,472	1,932
General and administrative	2,459	2,381

Total stock-based compensation expense	$7,872	$8,332

As a result of the failure to file our Annual Report for the year ended June 30, 2006 and our Quarterly Reports for the first three quarters of fiscal 2007 on a timely basis and our determination that previously filed financial statements should no longer be relied upon, we suspended our registration statement on Form S-8, and options held by certain former employees were scheduled to expire during this suspension period. We extended the post-termination exercise period for some former employees whose options would have expired to allow for a 30-day period to exercise in-the-money options after we became current with our SEC filings. This modification resulted in a compensation charge that was recorded in our third fiscal quarter of 2007 in the amount of $392,000 which is included in the table above. We also agreed to extend the post termination exercise period for current employees that may leave the company whose options may expire to allow for a 30-day period to exercise in-the-money options after we became current with our SEC filings. This modification resulted in a compensation charge that was recorded in our third fiscal quarter of 2007 in the amount of $99,000 which is included in the table above.

There was no capitalized stock-based employee compensation cost as of June 30, 2007 or 2006. There were no material recognized tax benefits during fiscal 2007 or 2006. As a result of the adoption of SFAS No. 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation (including the research tax credits) through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS No. 123R.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $142,000 for the year ended June 30, 2007, $199,000 for the year ended June 30, 2006 and $808,000 for the year ended June 30, 2005.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2007	2006	2005
Numerator:
Net income available to common stockholders	$8,483	$11,021	$15,186

Denominator:
Weighted-average shares of common stock outstanding	43,576	42,995	41,851
Less: Weighted-average shares subject to repurchase	(60)	(101)	(333)

Shares used in computing basic net income per share	43,516	42,894	41,518

Basic net income per share	$0.19	$0.26	$0.37
Shares used in computing diluted net income per share	45,891	44,611	44,974

Diluted net income per share	$0.18	$0.25	$0.34
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive	7,126	8,124	4,709

Comprehensive Income.    Total comprehensive income includes net income and other comprehensive income, which for us primarily comprises adjustments from foreign currency translations.

Total comprehensive income was $8.8 million in fiscal 2007, $11.1 million in fiscal 2006, and $14.4 million in fiscal 2005.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2007	2006
Accumulated net unrealized gain on available-for-sale securities	$12	$4
Accumulated foreign currency translation adjustment	423	138

Total accumulated other comprehensive income	$435	$142

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

We evaluate the performance of our geographic regions based on revenues only. We do not assess the performance of our geographic regions based on other measures of income or expense, such as depreciation and amortization, operating income or net income. See Note 15, “Industry and Geographic Segment Information” for additional information about revenues and long-lived assets.

Reclassifications.    Certain balances in our fiscal 2006 and 2005 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2007.

Recent Accounting Pronouncements.    In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108), which is effective for fiscal years ending after November 15, 2006. SAB No. 108 provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. We do not expect the adoption of No. SAB 108 to have a material impact on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. FIN No. 48 will be effective for MIPS as of July 1, 2007. We are currently evaluating the effect that the adoption of FIN No. 48 will have on our results of operations and financial position.

Note 3.	Business Risk and Customer Concentration

We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our top five customers represented an aggregate of 36% of fiscal 2007 revenue, including approximately 14% from Broadcom, 39% of fiscal 2006 revenue, including approximately 13% from Broadcom and 12% from Toshiba, and 39% of fiscal 2005 revenue, including approximately 13% from Broadcom. We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

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

Acquisition of First Silicon Solutions, Inc.

On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company based in Lake Oswego, Oregon. FS2’s products and services provides value to our customer base by improving de-bugging capability and accelerating time to market of their products. We acquired all of the outstanding FS2 stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash. We did not assume any of the stock options of FS2. An escrow account holds 15% of the initial cash consideration to cover claims we may have under the merger agreement for a period of 18 months. We agreed to pay an additional amount of up to $4.0 million in contingent payments over a three-year period following the acquisition date based upon annual revenue and project completion milestones. Any such payments based on annual revenue milestones will be additional purchase consideration and will be recorded as goodwill. Any such payments based on project completion milestones will be recorded as operating expense.

The preliminary purchase price was allocated as follows:

Intangible assets acquired	$3,220
Acquired in-process research and development	570
Net tangible assets	477
Goodwill	263

Total assets acquired	$4,530

Additional contingent consideration based on project completion milestones of $475,000 and $1,000,000 was earned during the years ended June 30, 2007 and 2006. This contingent consideration was recorded as operating expense. Additional contingent consideration based upon revenue milestones of $54,000 was earned during the year ended June 30, 2007. This contingent consideration was recorded as goodwill. We may be obligated to pay up to an additional $1.0 million in contingent consideration, of which up to $500,000 is based on annual revenue milestones and up to $500,000 is based on project completion milestones during fiscal 2008.

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

Note 5.	Purchased Intangible Assets

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	June 30, 2007			June 30, 2006
	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(3,645)	$2,417	$6,062	$(2,736)	$3,326
Customer relationships	1,310	(400)	910	1,310	(182)	1,128
Tradename	110	(67)	43	110	(31)	79

Purchased intangible assets	$7,482	$(4,112)	$3,370	$7,482	$(2,949)	$4,533

The estimated future amortization expense of purchased intangible assets as of June 30, 2007 is approximately $1,164,000, $925,000, $690,000, $388,000 and $146,000 for fiscal years 2008, 2009, 2010 , 2011 and 2012 respectively, and approximately $55,000 for years following fiscal 2012. Amortization expense for purchased intangible assets was $1,164,000 in fiscal 2007, $1,063,000 in fiscal 2006, and $553,000 in fiscal 2005.

Goodwill, as of June 30, 2007 and June 30, 2006 was (in thousands):

	June 30, 2007	June 30, 2006
Goodwill	$564	$511

The increase in the carrying amount of goodwill was due to additional contingent consideration earned by FS2 as discussed in Note 4 “Investment and Acquisitions”.

Note 6.	Restructuring Charge

In the second quarter of fiscal 2003, we closed our Denmark design center to consolidate our research and development activities in our headquarters in California and in our then recently acquired design center in the United Kingdom.

The restructuring charge that we recorded in connection with these actions included approximately $1.7 million estimated charge for vacating our Denmark design center. During the first quarter of fiscal 2004, we revised our estimate of sublease income based upon updated information on market conditions in Denmark received subsequent to the first quarter of fiscal 2004. We estimated that an additional 18 months from March 2004 would elapse before we may be able to sublease the facility. These revised estimates resulted in a charge to restructuring during the first quarter of fiscal 2004 of $1.4 million. On September 28, 2004, we entered into an agreement with the landlord and a new tenant to terminate our long-term lease obligation in return for a lump sum payment of approximately $1.9 million. This resulted in an additional charge to restructuring in the first quarter of fiscal 2005 of $277,000.

Note 7.	Financial Instruments

The following table summarizes by major security type, the fair value of our cash equivalents and marketable investments (in thousands):

	June 30,
	2007	2006
Money market funds	$117,201	$75,380
Certificates of deposit and time deposits	6,000	22,400
U.S. commercial paper and municipal bonds	19,845	19,725

Total	143,046	117,505
Less amounts classified as cash equivalents	(117,201)	(97,780)

Total marketable investments	$25,845	$19,725

Our marketable investments as of June 30, 2007 mature within one year. Unrealized gains and losses for the fiscal years ended June 30, 2007 and 2006 were not significant.

Note 8.	Equipment and Furniture

The components of equipment and furniture are as follows (in thousands):

	June 30,
	2007	2006
Equipment	$15,473	$14,588
Furniture and fixtures	2,678	2,262

	18,151	16,850
Accumulated depreciation	(12,370)	(14,132)

Equipment and furniture, net	$5,781	$2,718

In fiscal 2006, we sold a property, consisting of land and building, in our UK subsidiary resulting in a gain of $191,000 recognized in the statement of operations in other income, net.

Note 9.	Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2007	2006
Accrued compensation and employee-related expenses	$6,848	$2,296
Income taxes payable	2,195	1,470
Other accrued liabilities	7,075	4,521

	$16,118	$8,287

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2007	2006
Deferred compensation	$2,298	$1,992
Other long-term liabilities	3,428	974

	$5,726	$2,966

Note 10.	Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
Interest income	$6,656	$4,413	$2,066
Interest expense	(4)	(2)	(2)
Other	(182)	(38)	686

Total interest and other income, net	$6,470	$4,373	$2,750

Note 11.	Commitments

We lease certain facilities under noncancelable operating leases that have expiration dates between fiscal 2008 and fiscal 2012. The future minimum annual lease payments are approximately $1,806,000, $1,648,000 and $179,000 for fiscal years 2008, 2009 and 2010, respectively, and $313,000 for years following fiscal 2010 for a total minimum payment of $3,946,000. Rent expense under noncancelable operating leases was approximately $1,669,000 in fiscal 2007, $1,591,000 in fiscal 2006, and $1,420,000 in fiscal 2005.

In connection with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the consolidated balance sheet.

Commitments at June 30, 2007 for purchases of products or services to be received in future periods were $7.5 million.

Note 12.	Income Taxes

Income before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2007	2006	2005
United States	$2,644	$973	$(24,928)
Foreign	$9,190	$7,850	41,426

Total income before taxes	$11,834	$8,823	$16,498

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2007	2006	2005
Federal:
Current payable	$284	$(4,126)	$673
Deferred	—	—	—

	$284	$(4,126)	$673
State:
Current payable	70	32	20
Deferred	—	—	—

	70	32	20
Foreign:
Current payable	2,997	1,896	619
Deferred	—	—	—

	2,997	1,896	619

Total provision (benefit) for income taxes	$3,351	$(2,198)	$1,312

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
Federal tax at statutory rate	$4,142	$3,000	$5,610
State income taxes	70	32	20
Foreign losses not benefited	—	19	23
In-process research & development	—	194	—
Stock-based compensation	473	1,114	218
Foreign rate differential	(52)	(42)	—
Research tax credit	(409)	(650)	—
Changes in valuation allowance	(1,088)	(1,847)	(4,628)
Decrease in tax reserves for IRS Exam	—	(4,194)	—
Non-deductible acquisition costs	166	272	—
Other	49	(96)	69

Total provision for income taxes	$3,351	$(2,198)	$1,312

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2007	2006
Cumulative temporary differences:
Depreciation and amortization related items	$620	$1,256
Accrued expenses	507	330
Accrued compensation benefit	121	279
Stock-based compensation	5,697	3,067
Deferred revenue	179	252
Capital loss carry forward	813	624
Tax credit carry forward	843	5,430
Other, net	57	690

Total deferred income tax asset	8,837	11,928
Valuation allowance	(8,016)	(10,882)

Net deferred income tax asset	821	1,046
Deferred tax liability related to other comprehensive income	(1)	(17)
Deferred tax liability related to purchased intangibles	(820)	(1,029)

Net deferred income tax	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2007, 2006 and 2005. In fiscal 2007, the valuation allowance decreased by $2.9 million. In fiscal year 2006, the valuation allowance decreased by $10.4 million, of which approximately $8.3 million of the decrease relates to cumulative stock option deductions which have not been realized and have therefore been netted against the deferred tax asset in conjunction with the adoption of SFAS No. 123R. In fiscal 2005, the valuation allowance increased by $5.1 million.

There are federal research credit carryforwards of approximately $3.2 million that will start to expire beginning in 2020 through 2027, if not utilized. We also have state research tax credit carryforwards of approximately $5.7 million at June 30, 2007 that have no expiration date. Federal foreign tax credit carry forwards also exist of $3.7 million, which expire beginning in 2016 through 2017, if not utilized. We also have federal AMT credit carry forwards of approximately $600,000 at June 30, 2007 that have no expiration date.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $90,000 of undistributed earnings for certain non-U.S. subsidiaries. These undistributed earnings are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

The Internal Revenue Service (“IRS”) completed its examination of our fiscal year 2002 federal tax return and issued a notice of proposed adjustment. There was a change in the tax provision following a settlement reached in May 2006 that resulted in a reversal of $4.2 million in fiscal 2006. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.

Note 13.	Stockholders’ Equity

Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan (the “1998 Plan”) was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, stock awards and performance unit awards to officers and other key employees, consultants and members of the board of directors. Stock options are granted at an exercise price of not less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. In July 2005, the board of directors amended the award documents for the stock options granted under the 1998 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Initial stock options grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005, vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our 1998 Plan is 8 million shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 4% of the total number of shares of our common stock outstanding as of the immediately preceding June 30; (b) 2,000,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004 the number of shares available for issuance increased by approximately 1.7 million and 1.6 million shares respectively. There were no increases on July 1, 2006 in the number of shares available for issuance. At June 30, 2007, a total of approximately 17.6 million shares of common stock were reserved under the 1998 Plan and 1,503,741 shares were available for future awards.

Directors’ Stock Option Plan.    The Directors’ Stock Option Plan (the “Director Plan”) was adopted by our board of directors and our stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan. Upon a non-employee director’s election or appointment to the board, he or she will automatically receive a non-statutory stock option to purchase 40,000 shares of common stock. Each non-employee director who has been a director for at least six months will automatically receive a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting. All stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002, such that, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be issued under our Director Plan is 600,000 shares plus an automatic annual increase whereby the number of shares available for issuance increases on July 1 of each year in an amount equal to the lesser of: (a) 100,000 shares; (b) the number of shares subject to option grants in the prior year ending June 30; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004, the number of shares available for issuance increased by 90,000 and 50,000 shares respectively. There were no increases on July 1, 2006 in the number of shares available for issuance. As of June 30, 2007, a total of 960,000 shares of common stock were reserved under the Directors’ Plan and 410,000 shares were available for future awards.

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan (the “Purchase Plan”) was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, as amended in January 2000 and September 2005 by our board of directors. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 24-month offering period commences every six months, generally at May 1 and November 1 of each year. The offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after September 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The number of shares that may be reserved for sale under our Purchase Plan is 600,000 shares plus an annual increase whereby the number of shares available for issuance automatically increases on July 1 of each year in an amount equal to the lesser of: (a) 0.5% of the total number of shares of our common stock outstanding on a fully diluted basis as of the immediately preceding June 30; (b) 600,000 shares; or (c) an amount determined by our board of directors. On July 1, 2005 and 2004 the number of shares available for issuance increased by approximately 224,000 and 218,000 shares respectively. There were no increases on July 1, 2006 in the number of shares available for issuance. At June 30, 2007, 2,034,687 shares had been issued under the Purchase Plan and 53 shares were reserved for future issuance.

2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the “2002 Plan”) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. In July 2005, the board of directors amended the award documents for the stock options granted under the 2002 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants awarded prior to July 2005 generally vest over a 50-month period with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees. At June 30, 2007, 28,647 shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation and Nominating Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 24-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. In the event that the fair market value of our common stock is lower on the first day of a subsequent six-month exercise period within the 24-month offering period than it was on the first day of that 24-month offering period, all participants in the Purchase Plan are automatically enrolled in a new 24-month offering period. Effective for offering periods that commence after October 2005, the 24-month offering period was reduced to one six-month exercise period. Purchases are limited to ten percent of each employee’s and consultant’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2007, 32,750 shares had been issued under the Supplemental Purchase Plan and 27,250 shares were reserved for future issuance.

As of June 30, 2007, total shares reserved for future awards under all plans were 1,969,691.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2006	13,047,917	$7.49
Options granted	1,996,375	$6.98
Options exercised	(86,035)	$4.49
Options cancelled	(1,127,779)	$8.12
Outstanding at June 30, 2007	13,830,478	$7.39	5.19	$31,956

Exercisable at June 30, 2007	10,455,252	$7.63	4.87	$24,520

Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $196,000, $2.6 million, and $6.1 million, for 2007, 2006, and 2005, respectively.

Nonvested share activity under our Stock Options Plans for the year ended June 30, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2006	90,000	$4.72
Vested	(30,000)	$4.72
Cancelled	—	$—

Nonvested balance at June 30, 2007	60,000	$4.72

As of June 30, 2007, $159,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 1.2 years. The fair value of shares vested during fiscal 2007 was $202,000.

Grant Date Fair Values.    The weighted-average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. In fiscal 2006, we refined the method of estimating the volatility of our common stock which we believe provides a more reasonable forecast. For stock options, we estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by SAB No. 107, Share-Based Payment, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term. Prior to fiscal 2006, we estimated volatility and the expected life based solely on historical activity. The change in our assumptions did not have a significant impact on the fair value of our stock options granted in fiscal 2006.

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2007	2006	2005	2007 (1)	2006	2005
Expected life (in years)	4.20	4.20	4.48	—	.50	.50
Risk-free interest rate	4.82%	4.37%	3.74%	—	4.88%	1.11%
Expected volatility	.63	.74	.92	—	.55	.55
Dividend yield	0.00%	0.00%	0.00%	—	0.00%	0.00%
Grant date fair value	$3.70	$3.87	$5.44	—	$2.03	$0.60

(1)	There were no employee stock purchases made in fiscal 2007.

Note 14.	Contingencies

Three actions seeking to assert derivative claims on behalf of MIPS have been filed in the United States District Court for the Northern District of California. The shareholder-plaintiffs in each of these actions asserted claims against current and former officers and directors related to our historic stock option grant practices. Each action alleged that the individual defendants breached their fiduciary duties and violated federal securities laws as a result of purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Each action asserted that the individual defendants’ conduct injured MIPS and gives rise to numerous causes of action on behalf of MIPS under the federal securities laws and state law. Plaintiffs sought to recover, on behalf of MIPS, monetary damages, various equitable remedies, attorneys’ fees and costs. The individual actions are:

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

By order of the court dated April 12, 2007, the three actions were consolidated into a single action entitled In re MIPS Technologies, Inc. Derivative Litigation. The order also stayed discovery in the consolidated action pending resolution of a motion to dismiss the consolidated complaint due to plaintiffs’ lack of standing to sue on MIPS’ behalf. On August 30, 2007, plaintiff Carco filed a consolidated complaint. The consolidated complaint alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint has not yet been filed. It is not known when or on what basis the action will be resolved.

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology ,initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Note 15.	Industry and Geographic Segment Information

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2007	2006	2005
United States .	$39,296	$31,142	$37,606
Japan	14,117	12,221	9,671
Pacific Rim	7,091	5,985	3,614
Europe	7,219	6,317	6,622
Rest of World	15,587	8,389	3,706

Total revenue	$83,310	$64,054	$61,219

Our long-lived assets by geographic area are as follows (in thousands):

	June 30,
	2007	2006	2005
United States .	$16,279	$12,003	$6,370
Japan	164	162	166
Pacific Rim	1,311	667	628
Europe	605	1,059	887
Rest of World	—	10	4

Total long lived assets	$18,359	$13,901	$8,055

Note 16.	Subsequent event

On August 27, 2007, we completed the acquisition of Chipidea Microelectronica S.A., a privately held supplier of analog and mixed signal intellectual property for the wireless, digital consumer and connectivity markets for an aggregate of $147 million in cash with an additional performance-based milestone payment of 610,687 shares of our common stock in early 2009 if certain revenue targets are achieved for calendar years 2007 and 2008. The purchase price allocation for this acquisition has not yet been completed. To fund the cash consideration portion of the agreement, we made an initial payment of approximately $120 million from our current cash reserves with the balance deposited into escrow of approximately $14.7 million to satisfy indemnification claims that may arise and deferred payments of approximately $12.5 million for the Chipidea co-founders remaining with us.

On August 24, 2007, we entered into a $35 million senior secured credit facility with Jefferies Finance LLC that matures on August 24, 2008. To help finance the acquisition, we borrowed $20 million under the credit facility. Loans under the credit facility will bear interest, at MIPS’ option, at either (a) the base rate plus a margin of 1.25% or (b) the LIBOR Rate plus a margin of 2.25%. The credit agreement contains affirmative and negative covenants.

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

Based on our evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were not effective as of June 30, 2007 due to the existence of the material weakness discussed under “Management’s Report on Internal Control Over Financial Reporting” below.

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

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on this evaluation, our management identified the following material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness pertains to controls relating to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provision by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts were ineffective. As a result of this material weakness, errors were identified by our auditors in income tax expense and deferred tax assets and liabilities in the 2007 consolidated financial statements. These errors were corrected in the consolidated financial statements as of and for the year ended June 30, 2007.

As a result of the material weakness described above, management believes that, as of June 30, 2007, our internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.

Our internal control over financial reporting as of June 30, 2007, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an adverse opinion on the effectiveness of internal controls over financial reporting as stated in their report which is included below.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment management has identified a material weakness in controls related to the process of accounting for income taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2007 consolidated financial statements, and this report does not affect our report dated September 12, 2007 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MIPS Technologies, Inc. has not maintained effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

September 12, 2007

(d) Remediation Plans

As of June 30, 2006, our management identified two material weaknesses in our internal control over financial reporting. The first material weakness pertained to controls relating to the process of accounting for complex non-routine transactions. Our remediation plan to address this material weakness included providing additional oversight and review of the accounting for complex non-routine transactions, including consultations with experts in a timely manner and documentation of the process followed for such transactions in adherence to the policy. We implemented the controls included in this remediation plan during the fourth quarter of fiscal 2007 and accordingly this material weakness was eliminated as of June 30, 2007.

The second material weakness pertained to controls relating to the process of accounting for income taxes, as described in (b) above. While management commenced executing on the remediation plan for this material weakness in late June 2007, the plan was in progress as of June 30, 2007. Our remediation plan is expected to include: a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes, and b) consultation with tax experts in a timely manner. We expect to implement the controls included in this remediation plan by December 31, 2007.

(e) Changes in Internal Control over Financial Reporting

Except for the changes implemented to remediate the material weakness relative to the process of accounting for complex non-routine transaction as stated above under Remediation Plans, there were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

Information concerning our executive officers is in Item 4A of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our chief executive officer, chief financial officer, and controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 13 of our Notes to Consolidated Financial Statements. The following table presents information about these plans as of June 30, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	13,016,599	$7.45	1,913,794	(2)
Equity compensation plans not approved by security holders	813,879	$6.33	55,897	(3)
Total	13,830,478	$7.39	1,969,691

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

(2)	Of these shares, 1,503,741 shares remain available for grant under the 1998 Long-Term Incentive Plan, 410,000 shares remain available for grant under the Directors’ Stock Option Plan, and 53 shares remain available for purchase under the Employee Stock Purchase Plan.

(3)	Of these shares, 28,647 shares remain available for grant under the 2002 Non-Qualified Option Plan and 27,250 shares remain available for purchase under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid To The Independent Registered Public Accounting Firm” in our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2007.

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7*	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

Exhibit No.	List of Exhibits

10.9*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10

The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13

Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.14*

Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.15*

Form of Award Document, as amended for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.16*

Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.17*

Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.18*

Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19*

Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.20*

Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.21	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.22*	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.23*	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.24*	Separation Agreement between Catherine Hunt Rundle and the Company.

Exhibit No.	List of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.

By:	/s/ JOHN E. BOURGOIN
John E. Bourgoin President and Chief Executive Officer

Date: September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 13, 2007

/s/ MERVIN S. KATO Mervin S. Kato	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2007

/s/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 13, 2007

/s/ JOSE E. FRANCA Jose E. Franca	Director	September 13, 2007

/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 13, 2007

/s/ ROBERT R. HERB Robert R. Herb	Director	September 13, 2007

/s/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director and Chairman of the Board	September 13, 2007

/S/ WILLIAM M. KELLY William M. Kelly	Director	September 13, 2007

Exhibit No.	Index of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K filed on July 28, 2006).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

10.1	The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2	The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.9	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.14	Form of Award Document, as amended for Stock Option Grant to Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

Exhibit No.	Index of Exhibits

10.15	Form of Award Document, as amended for Stock Option Grant to Director under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.16	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.17	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.18	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.20	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.21	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.22	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.23	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.24	Separation Agreement between Catherine Hunt Rundle and the Company.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002