Form 10-Q
period 2007-09-30
MIPS TECHNOLOGIES INC
filed 2007-11-14
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of October 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 43,895,550.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,586	$119,039
Marketable investments	—	25,845
Accounts receivable, net	21,762	5,212
Prepaid expenses and other current assets	18,710	2,472
Total current assets	58,058	152,568
Equipment, furniture and property, net	15,636	5,781
Goodwill	112,357	565
Intangible assets, net	33,875	3,369
Other assets	31,717	12,579
	$251,643	$174,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,767	$503
Accrued liabilities	50,371	16,118
Short-term debt	21,717	—
Deferred revenue	4,829	2,633
Total current liabilities	80,684	19,254
Long-term liabilities	19,400	5,726
	100,084	24,980
Stockholders’ equity:
Common stock	43	43
Preferred stock	—	—
Additional paid-in capital	244,902	240,444
Accumulated other comprehensive income	4,422	435
Accumulated deficit	(97,808)	(91,040)
Total stockholders’ equity	151,559	149,882
	$251,643	$174,862

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2007	2006
Revenue:
Royalties	$10,519	$11,207
Contract revenue	11,633	8,343
Total revenue	22,152	19,550
Costs and expenses:
Cost of contract revenue	3,324	337
Research and development	9,013	7,774
Sales and marketing	5,586	4,871
General and administrative	7,009	4,311
Acquired in-process research and development	5,440	—
Total costs and expenses	30,372	17,293
Operating income (loss)	(8,220)	2,257
Other income, net	494	1,429
Income (loss) before income taxes	(7,726)	3,686
Provision (benefit) for income taxes	(695)	1,363
Net income (loss)	$(7,031)	$2,323
Net income (loss) per basic share	$(0.16)	$0.05
Net income (loss) per diluted share	$(0.16)	$0.05
Shares used in computing basic net income (loss) per share	43,766	43,461
Shares used in computing diluted net income (loss) per share	43,766	45,101

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net income (loss)	$(7,031)	$2,323
Adjustments to reconcile net income (loss) to net cash provided by (used in ) operating activities:
Depreciation	828	485
Amortization of intangible assets	1,265	291
Stock-based compensation	2,390	2,063
Acquired in-process research and development	5,440	—
Other non-cash charges	—	(211)
Changes in operating assets and liabilities:
Accounts receivable	(777)	(969)
Prepaid expenses and other current assets	503	368
Other assets	2,397	(3,139)
Accounts payable	413	(1,196)
Accrued compensation	(2,010)	1,724
Other current accrued liabilities	1,149	1,768
Income tax payable	(6,021)	516
Deferred revenue	83	237
Long-term liabilities	414	2,013
Net cash provided by (used in) operating activities	(957)	6,273
Investing activities:
Purchases of marketable investments	—	(9,789)
Proceeds from sale of marketable investments	25,940	10,000
Capital expenditures	(432)	(2,745)
Acquisition of Chipidea Microelectronica, S.A. net of cash acquired	(120,547)	—
Restricted cash	(27,173)	—
Net cash used in investing activities	(122,212)	(2,534)
Financing activities:
Net proceeds from issuance of common stock	1,857	258
Proceeds from short-term debt	20,693	—
Capitalized debt issuance costs	(860)	—
Repayments of capital lease obligations	(54)	—
Net cash provided by financing activities	21,636	258
Effect of exchange rate on cash	80	27
Net increase (decrease) in cash and cash equivalents	(101,453)	4,024
Cash and cash equivalents, beginning of period	119,039	101,481
Cash and cash equivalents, end of period	$17,586	$105,505
Supplemental disclosures of cash transaction:
Income taxes paid	598	866
Interest paid	179	—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

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

Following the acquisition of Chipidea we are organized in two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG).  The PBG provides industry-standard processor architectures and cores for digital consumer and business applications.  The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on Chip (SOC) applications and turnkey solutions.

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

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2007 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2007, included in our 2007 Annual Report on Form 10-K.

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

Revenue Recognition.

Royalty Revenue

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when they are identified.

Contract Revenue

Processor Business Group

 We derive revenue from license fees for the transfer of proven and reusable IP components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (following SAB No. 104).

We derive revenue from license fees for currently available technology or from engineering services for technology under development. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include:  license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support. The license for our IP, which includes processor designs, has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support based on specified renewal rates. Accordingly, (a) license fees and (b) maintenance and support fees are each treated as separate units of accounting. Total upfront fees are allocated to the license of processor designs and related IP and maintenance and support using the residual method. Designs and related IP are initially delivered followed by maintenance and support. Objective and reliable evidence of the fair value exists for maintenance and support. However, no such evidence of fair value exists for processor designs and related IP. Consistent with the residual method, the amount of consideration allocated to processor designs and related IP equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates. Following the guidance in SAB No. 104, fees for or allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectibility is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectibility is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to IP, including processor designs. However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services. If the development work results in completed technology in the form of a processor design and related IP, the customer is granted a license to such completed technology at no additional fee. These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related IP for an additional fee, which fee is equal to the renewal rate specified in the arrangement. The licensee is also obligated to pay us royalties following the sale by our licensee of products incorporating the licensed technology. We continue to own the IP that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  We develop IP with intent to license it to multiple customers.  Our cost of development of such IP significantly exceeds the license revenue from a particular customer arrangement.  Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement, or license fees. Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed subsequent to the execution of the arrangement; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

Analog Business Group

License agreements provide for the performance of engineering services involving design and development of customized analog and mixed signal IP from basic building blocks to complete subsystems, including the development of new IP or configuring existing IP to customer’s specifications.  Fees are determined based on a number of factors including direct cost and the value of the underlying technology.  We expect to earn gross margins for each agreement.  We recognize revenue from these arrangements under Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), for licensing of new IP development or configuration of existing IP to a customer’s specification.  Revenue is recognized on a percentage of completion basis from the signing of the license and design agreement through silicon validation for new IP development and through the completion of all outstanding obligations for configuration of existing IP.  The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectibility is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management.  Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.  Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria under SAB 104 have been met.  Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

Maintenance and Support

Certain arrangements in the PBG and ABG also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such support and maintenance. Maintenance and support revenue is included in contract revenue in the statement of operations.

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, and unbilled costs and accrued profits primarily related to revenues on contracts that have been recognized for accounting purposes under the percentage of completion method but have not yet been billed to customers.  As we recognize those revenues, we reflect appropriate amounts of milestone payments and progress payments as an offset to the related receivables balance.  At September 30, 2007, approximately $4.6 million in unbilled accounts receivable was included in accounts receivable, net on the balance sheet.

Equipment, Furniture and Property.    Equipment, furniture and property are stated at cost and depreciation, which includes the amortization of assets under capital leases, is computed using the straight-line method. Useful lives of generally three years are used for equipment and furniture, and useful lives of up to fifty years are used for buildings. Leasehold improvements are depreciated over the shorter of the remaining life of the improvement or the terms of the related leases.

Reclassifications.  Certain balances in our fiscal 2007 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2008.

Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R). Compensation cost recognized during the three-month periods ended September 30, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period.

The following table shows total stock-based employee compensation expense (see Note 9, “Stock-Based Compensation” for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,
	2007	2006
Costs and expenses:
Research and development	$833	$789
Sales and marketing	662	566
General and administrative	895	708
Total stock-based compensation expense	$2,390	$2,063

There was no capitalized stock-based employee compensation cost as of September 30, 2007 or 2006. There were no material recognized tax benefits during the first quarter of either fiscal 2008 or fiscal 2007.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $35,000 for both the three-month period ended September 30, 2007 and September 30, 2006.

Note 2.  Computation of Earnings Per Share

Earnings per Share. We follow the provisions of SFAS No. 128, Earnings per Share (SFAS 128). SFAS 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2007	2006
Numerator:
Net income (loss)	$(7,031)	$2,323
Denominator:
Weighted-average shares of common stock outstanding	43,796	43,521
Less: Weighted-average shares subject to repurchase	(30)	(60)
Shares used in computing basic net income (loss) per share	43,766	43,461
Basic net income (loss) per share	$(0.16)	$0.05
Shares used in computing diluted net income (loss) per share	43,766	45,101
Net income (loss) per diluted share	$(0.16)	$0.05
Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	—	9,191

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments. Total comprehensive loss for the first three months of fiscal 2008 was $3.0 million and total comprehensive income for the comparable period in the prior year was $2.5 million.

Note 4.  Acquisition

On August 27, 2007, we completed the acquisition of Chipidea Microelectronica S.A., a privately held supplier of analog and mixed signal intellectual property based in Lisbon, Portugal.  We acquired all of the outstanding stock of Chipidea for $147 million in cash, including $14.7 million held in escrow to satisfy indemnification claims that may arise. Payment of $12.5 million of the total consideration, which is due to certain shareholders, is contingent upon their continued employment with us over the next two years.  Therefore, this consideration will be recorded as compensation expense over the period during which it is earned.  In addition, we have agreed to issue up to 610,687 shares of common stock of MIPS (or, at MIPS’ election, cash in an amount equal to the value of such shares at the time such shares are required to be issued) in February 2009, if certain revenue targets are achieved in calendar years 2007 and 2008. The value of the shares, if issued, will be added to the purchase price of the acquisition and recorded as goodwill. Furthermore, we have agreed to pay to the former shareholders of Chipidea up to a maximum of 1.2 million Euro in cash (approximately $1.7 million at September 30, 2007), if Chipidea receives a certain grant from the Portuguese government on or before June 30, 2008. In the event that the grant from the Portuguese government is received, we will record the payment as goodwill.

We acquired Chipidea to position ourselves as a leading independent supplier of analog and mixed signal IP for wireless, digital consumer and connectivity markets. The acquisition allows us to utilize our existing business model while growing the base of products we offer to the same set of customers. In addition, with the acquisition of Chipidea, we gain a strong team of analog and mixed signal designers for the development of commercial analog and mixed signal IP.

Preliminary Purchase Price Allocation.   The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); therefore, Chipidea’s tangible assets and identifiable intangible assets have been valued based on their estimated fair value on the acquisition date as set forth below. The estimates and assumptions that we made are subject to change upon the finalization of the valuation of certain liabilities, intangible assets, property, and estimated useful lives of certain intangible assets. The preliminary purchase price of $136.8 million includes the cash paid of $147 million and the acquisition costs of $2.3 million less the contingent payment to employees of $12.5 million, and was allocated as follows (in thousands):

Cash and Investments	$1,566
Accounts receivable	15,458
Fixed Assets	9,841
Other current assets	1,401
Intangible assets	30,510
In-process research and development	5,440
Goodwill	107,243
Other long term assets	8,303
Short term debt	(968)
Accounts payable and other current liabilities	(28,653)
Deferred revenue	(2,280)
Deferred taxes	(8,694)
Long term liabilities	(2,355)
Total purchase price	$136,812

            Intangible Assets.  In performing our preliminary purchase price allocation in order to determine the valuation of the purchased intangible assets, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of the future performance of Chipidea’s products.  The fair value of intangible assets was determined by using an income approach which was based on estimates and assumptions provided by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 14% to 20%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital.

The following table sets forth the components of intangible assets and related useful lives (in thousands):

	Fair Value	Useful life
Developed and core technology	$15,050	3 to 15 years
Customer relationships and backlog	13,360	1 to 7 years
Other	2,100	3 to 4 years
Total intangible assets	$30,510

Developed and core technology, which comprise products that have reached technological feasibility, includes products in most of Chipidea’s product lines. The amortization of developed and core technology assets will be recorded as cost of contract revenue.  Customer relationships and backlog represent the underlying relationships with Chipidea’s installed customer base and open customer purchase orders at the date of acquisition.  The amortization of customer relationships will be recorded as sales and marketing expenses and the amortization of backlog assets will be recorded as cost of contract revenue.  The weighted average amortization period of the intangible assets is approximately 4.2 years.

    Acquired In-Process Research and Development.  We expensed acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete Chipidea research and development projects that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was $5.4 million and determined based on an analysis of data provided by Chipidea concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income and net cash flow generating ability and associated risks.

The principal projects at acquisition date were extensions of existing technologies for several analog IP cores. We incurred post-acquisition cost of approximately $455,000 during the first quarter of fiscal 2008 for these projects and estimate that additional investment of approximately $3.5 million in research and development will be required during fiscal 2008 and 2009 to complete them.

  Goodwill.  Goodwill of $107.2 million represented the excess of the purchase price over the fair value of the net tangible and intangible sets acquired. As stated, the acquisition allows us to utilize our existing business model while growing the base of products we offer to the same set of customers. In addition, with the acquisition of Chipidea, we gain a strong team of analog and mixed signal designers for the development of commercial analog and mixed signal IP.  These factors significantly contributed to the determination of the purchase price and the recognition of goodwill.  Goodwill is not being amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill has been assigned to the ABG and is not expected to be deductible for tax purposes.  Additionally, goodwill is subject to foreign exchange translation adjustments as the functional currency of Chipidea is the Euro.

Deferred Revenue.  In connection with the preliminary purchase price allocation, we have estimated the fair value of deferred revenue related to development and support obligations assumed from Chipidea in connection with the acquisition. The estimated fair value of the obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Chipidea’s deferred revenue to $2.3 million, which represents our estimate of the fair value of the obligation assumed.

Contingent Consideration.  In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price.  Under the terms of the acquisition, this amount has been set aside in an escrow account and is recorded in prepaids and other current assets and is scheduled to be released on the one year anniversary of the acquisition date.

    Deferred Compensation.  Payment of approximately $12.5 million to certain shareholders is contingent upon their continued employment with us.  These payments are due 12 months and 24 months from the acquisition date.  This consideration will be recorded as compensation expense as earned, and the liability will be recorded in accrued compensation.  A restricted cash account has been established for the funding of this payment and is recorded in other assets.

Proforma financial information. The results of operations of Chipidea have been included in our consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of MIPS and Chipidea, on a pro forma basis, as though the companies had been combined as of the beginning of each of the periods presented (in thousands, except per share data):

	Three months ended September 30,
	2007	2006
Total pro forma revenues	$27,275	$23,782
Pro forma net income (loss)	(9,019)	1,229
Pro forma net income (loss) per share - basic and diluted	$(0.21)	$0.03
Reported net income (loss)	(7,031)	2,323
Reported net income (loss) per share - basic and diluted	$(0.16)	$0.05

 The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for fiscal 2007 includes merger related expenses of $126,000 recorded by Chipidea and a charge of $5.4 million for IPR&D.  Chipidea’s functional currency is the Euro and its financial statements have been translated into dollars in each period presented.

Note 5.  Purchased Intangible Assets and Goodwill

    Purchased Intangible Assets.  All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of September 30, 2007 and June 30, 2007 (in thousands):

	September 30, 2007			June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$21,744	$(4,307)	$17,437	$6,062	$(3,645)	$2,417
Customer relationships and backlog	15,230	(966)	14,264	1,310	(400)	910
Other	2,298	(124)	2,174	110	(68)	42
Purchased intangible assets	$39,272	$(5,397)	$33,875	$7,482	$(4,113)	$3,369

The estimated future amortization expense of purchased intangible assets as of September 30, 2007 is approximately $8.8 million, $8.5 million, $7.7 million, $4.6 million and $1.4 million for the remaining nine months of fiscal 2008 and for fiscal years 2009, 2010, 2011 and 2012 respectively, and approximately $2.8 million for years following fiscal 2012.  The future amortization expense will be subject to foreign currency fluctuations as the Chipidea intangible assets are recorded in Euro. Amortization expense for purchased intangible assets was $1.3 million in the first quarter of fiscal 2008 and $291,000 in the first quarter of fiscal 2007.

The balance at September 30, 2007, included $15.7 million, $13.4 million, and $2.2 million of developed and core technology, customer relationships and backlog, and other intangibles, respectively, from the acquisition of Chipidea, with estimated useful lives of 3 to 15 years, 1 to 7 years, and 3 to 4 years, respectively.

    Goodwill.

    Goodwill as allocated to our segments as of September 30, 2007, consisted of the following (in thousands):

	Processor Business Group	Analog Business Group	Total
Balance at June 30, 2007	$565	—	$565
Additions (Chipidea)	—	107,243	107,243
Currency translation adjustment	—	4,549	4,549
Balance at September 30, 2007	$565	$111,792	$112,357

Note 6.  Short-term Debt

The components of short-term debt are as follows (in thousands):

September 30, 2007
Credit agreement	20,000
Bank lines of credit	1,635
Other	82
$21,717

    Revolving Credit Agreement.   On August 24, 2007, we entered into a $35 million Revolving Credit Agreement (Credit Agreement) with a syndicate of several banks and other financial institutions, and Jefferies Finance, LLC, as the administrative agent. Funds available under the Credit Agreement were being used to fund the acquisition of Chipidea, as well as for general corporate and working capital purposes. In connection with the Credit Agreement, we incurred $860,000 of underwriting fees, expenses and administration fees. We deferred these fees as loan origination fees and they will be amortized over the estimated life of the Credit Agreement and recorded as other expense. In addition, we are required to pay a facility fee of 1% of the aggregate principal amount of the revolving commitment outstanding under the Credit Agreement as of October 31, 2007. This amount is payable on November 6, 2007.  We are required to pay an additional facility fee of 1% of the aggregate principal amount of the revolving commitment outstanding under the Credit Agreement on December 10, 2007.

At September 30, 2007, borrowings of $20 million were outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% or (b) a LIBOR rate, for a term period of one, two, three or six months, determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain additional costs.  We can elect to convert an existing interest calculation method at our discretion.  The applicable margin for borrowings under the Credit Agreement is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. At September 30, 2007, the base rate was 9.0% and the LIBOR rate was 5.1875%. We elected the LIBOR method for determining the interest rate for the outstanding $20 million.  Interest is payable on a monthly basis.

    We are required to pay a commitment fee to the lenders with respect to any unutilized commitments under the Credit Agreement. The commitment fee on the Credit Agreement is 0.375% per annum and is due quarterly. We may voluntarily reduce the amount committed under the Credit Agreement on a permanent basis. Principal amounts outstanding under the Credit Agreement are due and payable in full on August 22, 2008.

    The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, for the trailing twelve months, and reported on a quarterly basis, a leverage ratio (as defined in the Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. We were in compliance with all covenants relating to the Credit Agreement as of September 30, 2007.

Bank Lines of Credit

    We have bank line of credit agreements with several Portuguese banks with total available credit of approximately $2.4 million at September 30, 2007.  The interest rates on these agreements range from 5.741% to 6.491% and the agreements have expiration dates ranging from October 12, 2007 to December 28, 2007, with automatic renewal provisions for additional 90-day periods.  As of September 30, 2007, we have outstanding borrowings of $1.6 million and available credit of $800,000 under these agreements.

    Other.  We have a non-interest bearing loan with a Portuguese governmental agency of approximately $76,000.

    As of September 30, 2007, we have entered into letters of credit of approximately $2.5 million with various financial institutions in Portugal, Belgium and Norway in association with certain building leases and government grants.

Note 7.  Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Three months ended September 30,
	2007	2006
Interest income	$1,049	$1,498
Interest expense	(186)	—
Other	(369)	(69)
Total interest and other income, net	$494	$1,429

 Note 8.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	September 30, 2007	June 30, 2007
Equipment	$16,925	$15,473
Land and buildings	7,820	—
Furniture and fixtures	4,116	2,678
	28,861	18,151
Accumulated depreciation and amortization	(13,225)	(12,370)
Equipment, furniture and property, net	$15,636	$5,781

Note 9.  Prepaid Expenses and Other Current and Long-Term Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	September 30, 2007	June 30, 2007
Short-term restricted cash	$14,754	$—
Other prepaid expenses and other assets	3,956	2,472
	$18,710	$2,472

The components of other long-term assets are as follows (in thousands):

	September 30, 2007	June 30, 2007
Long-term restricted cash	$13,992	$264
Long-term deferred tax asset	191	—
Investments in other companies	4,453	4,463
Long-term computer aided design licenses	9,759	4,474
Cash surrender value	2,376	2,310
Other long-term assets	1,018	1,068
	$31,717	$12,579

Note 10.  Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2007	June 30, 2007
Accrued compensation and employee-related expenses	$10,360	$6,848
Income taxes payable	(977)	2,195
Payable to Chipidea shareholders	14,754	—
Capital lease obligations	7,587	—
Other accrued liabilities	18,647	7,075
	$50,371	$16,118

Income taxes payable has a negative balance due to the benefit recorded for the first fiscal quarter of 2008.

The components of long-term liabilities are as follows (in thousands):

	September 30, 2007	June 30, 2007
Deferred compensation	$2,966	$2,298
Long-term deferred tax liability	7,846	—
Long-term income tax liability	4,886	—
Other long-term liabilities	3,702	3,428
	$19,400	$5,726

Note 11.  Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $6.9 million as of September 30, 2007. Payments of these obligations are subject to the provision of services or products.

Litigation

    A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, is pending in the United States District Court for the Northern District of California against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint is pending. It is not known when or on what basis the action will be resolved.

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

Note 12.  Stock-Based Compensation

Activity under our Stock Option Plans for the three months ended September 30, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2007	13,830,478	$7.39
Options granted	1,515,463	$7.86
Options exercised	(299,229)	$6.30
Options cancelled	(89,655)	$12.10
Outstanding at September 30, 2007	14,957,057	$7.44	5.14	$22,194
Exercisable at September 30, 2007	10,821,681	$7.55	4.73	$18,499

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value of options exercised for the three months ended September 30, 2007 and 2006 was $841,000 and $149,000.

Nonvested share activity under our Stock Options Plans for the three months ended September 30, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2007	60,000	$4.72
Vested	(30,000)	$4.72
Nonvested balance at September 30, 2007	30,000	$4.72

As of September 30, 2007, $123,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 0.9 years. The fair value of shares vested during the first three months of fiscal 2008 was $206,000.

Grant Date Fair Values. The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Expected life (in years)	4.2	4.2	0.73	—
Risk-free interest rate	4.36%	4.86%	4.07%	—
Expected volatility	0.51	0.65	0.36	—
Dividend yield	0.00%	0.00%	0.00%	—
Grant date fair value	$3.55	$3.57	$2.26	—

There were no shares granted under our stock purchase plan during the first quarter of fiscal 2008.  Our current purchase period began on August 6, 2007 and will end on April 30, 2008.  There were no employee stock purchases in fiscal 2007.

Note 13.  Income Taxes

    We recorded an income tax benefit of $695,000 for the three-month period ended September 30, 2007 and a provision of $1.4 million for the comparable period in fiscal 2007.

    Our estimated annual effective income tax rate, before discrete items, of 52% for fiscal 2008 primarily consists of U.S. federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, and foreign taxes related to Chipidea, offset in part by the availability of certain foreign tax credits and general business tax credits.  The actual tax rate of 9% for the first three-month period ended September 30, 2007 differs from the estimated annual effective tax rate of 52% due to discrete items recorded during the period, primarily the tax impact of the acquired in-process research and development expense of $5,440,000 related to the Chipidea acquisition and a provision related to a change in estimate related to our research and development credits of $584,000.  The estimated annual effective tax rate, before discrete items, of 38% in the first quarter of fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.  The actual tax rate of 37% recorded in the first quarter of fiscal 2007 is lower than the calculated estimated annual effective rate of 38% due to discrete items such as tax benefit from employees' disqualifying dispositions of stock options.

    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.

    MIPS adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.  As a result of the implementation of FIN 48, MIPS recognized a decrease of approximately $264,000 in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $264,000 in accumulated deficit.

    The total amount of gross unrecognized tax benefits as of July 1, 2007 (the date of adoption of FIN 48) and September 30, 2007 were $3,749,000 and $5,971,000, respectively.  The increase in the gross unrecognized tax benefits from July 1, 2007 to September 30, 2007 was primarily related to amounts assumed in the Chipidea acquisition.  Also, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate as of July 1, 2007 and September 30, 2007, were $817,000 and $826,000, respectively.

    We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes.  Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of July 1, 2007 and September 30, 2007, was approximately $150,000 and $1,214,000, respectively, with approximately $20,000 being included as a component of provision for income taxes in the quarter ended September 30, 2007.  The increase in interest and penalties from July 1, 2007 to September 30, 2007 is primarily related to amounts assumed in the Chipidea acquisition.

            Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal.  Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2003 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

Note 14. Operating Segments and Geographic information

    We evaluate our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Our Chief Executive Officer has been identified as our Chief Operating Decision Maker (CODM). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

    Prior to fiscal year 2008, we determined that we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. Our costs, operating results and balance sheets are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of September 30, 2007. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

    We are a leading provider of industry-standard microprocessor 32- and 64-bit architectures and cores and a leading supplier of analog and mixed-signal semiconductor intellectual property. The major segments we serve are as follows:

    (i)           Processor Business Group:

            The PBG provides industry-standard processor architectures and cores for digital consumer and business applications. This group designs and licenses high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Markets served by the PBG segment include digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers and network routers.

    (ii)           Analog Business Group:

            The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on-Chip (SoC) applications and turnkey solutions. The ABG IP portfolio covers all fundamental functions in the analog and mixed-signal electronic space, including data conversion, clock management, power management, radio connectivity, physical connectivity, and voice audio and video processing. Market segments served by the ABG segment are wireless communications, power line communications, data communications, video, audio and voice signal processing, xDSL modems, set-top boxes, multimedia and digital consumer electronics.

    The following table shows revenue, depreciation and amortization expense, segment operating profit (loss) and total assets and expenditures for long-lived assets of each segment (in thousands) for the first quarter of fiscal 2008:

	Processor Business Group	Analog Business Group	Unallocated Amounts	Total
Revenue	$19,931	$2,221	—	$22,152
Depreciation expense	717	63	—	780
Amortization expense	1,266	970	—	2,236
Segment operating profit (loss)	1,720	(2,109)	—	(389)
Less: Stock-based compensation	—	—	(2,390)	(2,390)
Less: Acquired in-process research and development	—	—	(5,440)	(5,440)
Add: Other income, net	—	—	494	494
Loss before taxes	—	—	—	(7,726)
Total assets	86,382	165,261	—	251,643
Total expenditures for additions to long-lived assets	760	—	—	760

Note 15.  Recent Accounting Pronouncements

    In February 2007, the FASB SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB No.115 (SFAS 159). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect, if any, of implementing this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure, about fair value measurements. SFAS  157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the potential effect, if any, of implementing this standard.

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

Overview

We are a leading supplier of intellectual property (IP) to the global semiconductor industry. Our technology solutions include the high-performance MIPS architecture and related embedded processor cores, which are broadly used in markets such as digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. With the acquisition of Chipidea Microelectrónica S.A. (Chipidea) on August 27, 2007, we have become the leading supplier of IP to semiconductor companies for analog and mixed signal devices. Our customers include global semiconductor companies, and the annual unit volumes of products incorporating our technologies exceeded 350 million in fiscal year 2007.

Following the acquisition of Chipidea we are organized in two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG).  The PBG provides industry-standard processor architectures and cores for digital consumer and business applications.  The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on Chip (SOC) applications and turnkey solutions.  We have consolidated the financial results of Chipidea for the five week period from the close of the transaction on August 27, 2007 through September 30, 2007.

Revenue in the first quarter of fiscal 2008 increased 13% over the comparable period in fiscal 2007 due to an increase in contract revenue.  Contract revenue increased by $3.3 million or 39% over the comparable period in fiscal 2007 primarily due to the revenue contribution from the new Analog Business Group. Royalty revenues decreased 6% over the comparable period in fiscal 2007 primarily due to recording of a calculation adjustment by one of our licensees even though shipments reported by our licensees increased by 3% to nearly 92 million units.  Operating expense in the first quarter of fiscal 2008 increased by $13.1 million or 76% in comparison with the comparable period in fiscal 2007. The increase was primarily due to the acquisition of Chipidea and the related in-process research and development charge of $5.4 million. We expect our operating expenses for the remainder of fiscal 2008 to be higher than the comparable periods in fiscal 2007 as we continue to integrate Chipidea into our operations.

Net loss before income tax benefit for the first quarter of fiscal 2008 was $7.7 million compared to net income before income tax of $3.7 million in the first quarter of fiscal 2007.

As a result of the acquisition of Chipidea by payment of cash, our cash, cash equivalents and marketable securities decreased by approximately $127 million during the first quarter of fiscal 2008.  We entered into a short-term revolving loan agreement for $35 million to help fund the acquisition and current operating requirements, of which $20 million was outstanding at September 30, 2007.

Results of Operations

Revenue.  Total revenue consists of royalties and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. Contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development or configuration of existing IP. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications during a specified period, and whether the license granted covers a particular design or a broader architecture.

Our revenue in the three-month periods ended September 30, 2007 and September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007	2006	Change in Percent
Revenue
Royalties	$10,519	$11,207	(6%)
Percentage of Total Revenue	47%	57%
Contract Revenue	11,633	8,343	39%
Percentage of Total Revenue	53%	43%
Total Revenue	$22,152	$19,550	13%

Royalties.  The decrease in royalties was primarily due to the impact of a calculation adjustment by a licensee.  As a result of this adjustment, we reduced revenue in the first quarter of fiscal 2008 by approximately $528,000.

Contract Revenue.  The increase in contract revenue is primarily due to revenues from the Analog Business Group, acquired in August 2007, of $2.2 million.  In addition, contract revenue in the processor business group increased by $1.1 million primarily due to an increase in fees for developed technology.  The increase in fees for developed technology was primarily due to an increase in fees generated by the MIPS 34K core family of $1.5 million, an increase in fees generated by the MIPS architecture product family of $750,000, and an increase in fees generated by the MIPS 4K core family of $723,000, offset in part by a decrease in fees from the MIPS 24K core family of $1.5 million.  Fees relating to unlimited use licenses were $3.9 million and $3.0 million during the first quarter of fiscal 2008 and fiscal 2007, respectively. There were six new license agreements completed in the first quarter of fiscal 2008 compared to eight in the first quarter of fiscal 2007.

Cost and Expenses.  Our cost and expenses for the three-month periods ended September 30, 2007 and September 30, 2006 was as follows (in thousands):

	Three Months Ended September 30,
	2007	2006	Change in Percent
Cost and Expenses
Cost of Contract Revenue	$3,324	$337	886%
Research and Development	$9,013	$7,774	16%
Sales and Marketing	$5,586	$4,871	15%
General and Administrative	$7,009	$4,311	63%

Cost of Contract Revenue.  Cost of contract revenue includes salaries, depreciation, and the amortization of intangible assets.  The increase in cost of contract revenue in the first quarter of fiscal 2008 is due to the acquisition of the Analog Business Group, whose revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements.

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

The increase in research and development expenses for the first quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $586,000 related to an increase in headcount of 7 employees and the annual merit increase in the processor business group, as well as the addition of $102,000 of salary expense related to the 301 research and development employees in the analog business group acquired on August 27, 2007.  In addition, depreciation expense increased by $226,000 due to an increase in our computer-aided design tool base and our infrastructure to support our increased headcount, and fees paid to third parties increased by $200,000 related to milestones completed under a development agreement.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The increase in sales and marketing expense for first quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $560,000 related to an increase in headcount of 7 employees and the annual merit increase in the processor business group as well as the addition of $189,000 of salary expense related to the 15 sales and marketing employees in the Analog Business Group acquired on August 27, 2007.

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

The increase in general and administrative expenses was primarily the result of an increase in fees related to the integration of Chipidea of $839,000, an increase in audit and tax services fees of $621,000 in the Processor Business Group, and an increase in stock compensation expense for our board of directors of $226,000 related to the annual grant following the annual shareholders meeting.

Acquired In-process Research and Development. In August 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal intellectual property, for cash consideration. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge in the first quarter of fiscal 2008 of $5.4 million for the acquired in-process research and development expense upon completion of the acquisition.

Other Income, Net. Other income, net, for the first quarter of fiscal 2008 was $494,000 compared to $1.4 million for the comparable period in fiscal 2007. The decrease in other income was primarily due to a decrease in interest income due to a decrease in our invested balances and amortization of $336,000 in loan origination fees related to our revolving credit agreement, offset in part by an increase in foreign exchange remeasurement gains of $409,000.

Income Taxes.  We recorded an income tax benefit of $695,000 for the three-month period ended September 30, 2007 and a provision of $1.4 million for the comparable period in fiscal 2007.

    Our estimated annual effective income tax rate, before discrete items, of 52% for fiscal 2008 primarily consists of U.S. federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, and foreign taxes related to Chipidea, offset in part by the availability of certain foreign tax credits and general business tax credits.  The actual tax rate of 9% for the three-month period ended September 30, 2007 differs from the estimated annual effective tax rate of 52% due to discrete items recorded during the period, primarily the tax impact of the acquired in-process research and development expense of $5,440,000 related to the Chipidea acquisition and a provision related to a change in estimate related to our research and development credits of $584,000.  The estimated annual effective tax rate, before discrete items, of 38% in the first quarter of fiscal 2007 primarily consists of U.S. federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.  The actual tax rate of 37% recorded in the first quarter of fiscal 2007 is lower than the calculated estimated annual effective rate of 38% due to discrete items such as tax benefit from employees' disqualifying dispositions of stock options.

    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.

    MIPS adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.  As a result of the implementation of FIN 48, MIPS recognized a decrease of approximately $264,000 in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $264,000 in accumulated deficit.

    The total amount of gross unrecognized tax benefits as of July 1, 2007 (the date of adoption of FIN 48) and September 30, 2007 were $3,749,000 and $5,971,000, respectively.  The increase in the gross unrecognized tax benefits from July 1, 2007 to September 30, 2007 was primarily related to amounts assumed in the Chipidea acquisition.  Also, the total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate as of July 1, 2007 and September 30, 2007, were $817,000 and $826,000, respectively.

    We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes.  Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of July 1, 2007 and September 30, 2007, was approximately $150,000 and $1,214,000, respectively, with approximately $20,000 being included as a component of provision for income taxes in the quarter ended September 30, 2007.  The increase in interest and penalties from July 1, 2007 to September 30, 2007 is primarily related to amounts assumed in the Chipidea acquisition.

            Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal.  Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2003 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

Financial Condition

As a result of the acquisition of Chipidea by payment of cash, our cash, cash equivalents and marketable securities decreased by approximately $127 million during the first quarter of fiscal 2008.  We entered into a short-term revolving loan agreement of $35 million to help fund the acquisition and current operating requirements, of which $20 million was outstanding at September 30, 2007. At September 30, 2007, we had cash, cash equivalents and marketable investments of $17.6 million. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statements of cash flows for the three months ended September 30, 2007 and 2006. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Three Months Ended September 30,
	2007	2006
Net cash provided by (used in) operating activities	$(957)	$6,273
Net income (loss)	(7,031)	2,323
Depreciation	828	485
Stock-based compensation	2,390	2,063
Acquired in-process research and development	5,440	—
Amortization of intangibles	1,265	291
Accounts receivable	(777)	(969)
Other assets	2,397	(3,139)
Accounts payable	413	(1,196)
Other current accrued liabilities	1,149	1,768
Income tax payable	(6,021)	516
Accrued compensation	(2,010)	1,724
Long-term liabilities	414	2,013
Prepaid expenses and other current assets	503	368

Net cash used in investing activities	$(122,212)	$(2,534)
Net sales of short-term investments	25,940	211
Capital expenditures	(432)	(2,745)
Acquisition of Chipidea Microelectronica S.A., net of cash acquired	(120,547)	—
Restricted cash	(27,123)	—

Net cash provided by financing activities	$21,636	$258
Net proceeds from issuance of common stock	1,857	258
Net proceeds from short-term debt	20,693	—

Net increase (decrease) in cash and cash equivalents	$(101,453)	$4,024

    Net cash used by operating activities was $957,000 for the three month period ended September 30, 2007, primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs.  Cash was used by a decrease in our income taxes payable, a decrease in accrued compensation due to the payout of approximately $3.8 million in accrued bonuses offset in part by an increase in accruals for services related to the integration of Chipidea, and an increase in accounts receivable due to the addition of the Analog Business Group.  This use of cash was partially offset by cash provided by increases in our accrued liabilities primarily due to increases from our Analog Business Group, and a decrease in prepaid expenses and other assets due to interest received.

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

Net cash used in investing activities was $122.2 million for the three month period ended September 30, 2007 which was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition.  This use of cash was  offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.  Net cash used in investing activities was $2.5 million for the three months ended September 30, 2006 which was primarily due to purchases of equipment and computer-aided design tools used in our development activities offset slightly by net sales of short-term investments.

Net cash provided by financing activities was $21.6 million for the three months ended September 30, 2007 compared to $258,000 for the comparable period in the prior year. Net cash provided by financing activities during the three month period ended September 30, 2007 was primarily attributable to the loan of $20 million under our revolving credit agreement and activity under our employee stock plans, offset in part by cash paid for loan origination fees.   Net cash provided by financing activities during the three month period ended September 30, 2006 was attributable primarily to purchases under our employee stock plans.

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

We believe that we have sufficient cash to meet our projected operating and capital requirements for the next twelve months. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain of our technologies. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition.

We are exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, in the first quarter of fiscal 2008, we recorded approximately $3.6 million in other comprehensive income, net of deferred tax liabilities, in the equity section of our balance sheet related to fluctuations in the Euro exchange rate, as Chipidea’s functional currency is the Euro.

Contractual Obligations

Our contractual obligations as of September 30, 2007 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$12,455	$3,175	$4,050	$2,450	$2,780
Capital lease obligations (2)	2,956	976	1,861	119	—
Purchase obligations (3)	6,897	6,617	280	—	—
Other short-term liabilities reflected on our Balance Sheet (4)	22,094	22,094	—	—	—
Other long-term liabilities and obligations (5)	15,952	6,493	9,459	—	—
Total	$60,354	$39,355	$15,650	$2,569	$2,780

(1)
We lease office facilities and equipment under noncancelable operating leases that expire through 2016. In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.  In addition, we have entered into letters of credit of approximately $2.5 million with various financial institutions in Portugal, Belgium and Norway in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property.

(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have decreased by approximately $535,000 since June 30, 2007.

(4)
Short-term liabilities includes:  $14.8 million related to an escrow account related to the Chipidea acquisition completed in August 2007, which will be settled twelve months from the acquisition date, $2.3 million related to a prepayment associated with the sale of a building, $2.8 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $2.2 million in payables for computer aided design licenses.

(5)
Long-term liabilities and obligations include:  $3.0 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $13.0 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition, half of which will be settled 12 months from the acquisition date and half of which will be settled 24 months from the acquisition date.

The table above does not include:  (1) the potential cash earn-out payments of up to $1.0 million payable within 1 year related to the acquisition of FS2, which are contingent upon the achievement of certain minimum earnings thresholds and project milestone achievement; (2) the potential additional cash purchase payment of up to 1.2 million Euro payable within 1 year related to certain Portuguese government grants associated with the Chipidea purchase; and (3) the potential additional performance-based milestone payment of 610,687 shares of our common stock or a cash equivalent related to the Chipidea acquisition, due in February 2009.  Also, as a result of the adoption of FIN 48 on July 1, 2007, we reclassified unrecognized tax benefits to long-term income taxes payable.  As of September 30, 2007, we had $3,867,000 of income tax liabilities.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months.  While these contingent payments are not fixed at present, they represent potential commitments.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2007 Form 10-K, except in the following policy:

Revenue Recognition.

Royalty Revenue

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

Contract Revenue

Processor Business Group

 We derive revenue from license fees for the transfer of proven and reusable intellectual property components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate our intellectual property components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), and for multiple deliverable arrangements we follow the guidance in EITF 00-21, Revenue Arrangements with Multiple Deliverables, to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (principally following SAB No. 104).

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

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs. However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services. If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee. These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement. The licensee is also obligated to pay us royalties following the sale by our licensee of products incorporating the licensed technology. We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  We develop intellectual property with intent to license it to multiple customers.  Our cost of development of such intellectual property significantly exceeds the license revenue from a particular customer arrangement.  Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement, or license fees. Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed subsequent to the execution of the arrangement; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

Analog Business Group

License agreements provide for the performance of engineering services involving design and development of customized analog and mixed signal intellectual property from basic building blocks to complete subsystems, including the development of new intellectual property or configuring existing intellectual property to customer’s specifications.  Fees are determined based on a number of factors including direct cost and the value of the underlying technology.  We expect to earn gross margins for each agreement.  We recognize revenue from these arrangements under Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), for licensing of new IP development or configuration of existing IP to a customer’s specification.  Revenue is recognized on a percentage of completion basis from the signing of the license and design agreement through silicon validation for new IP development and through the completion of all outstanding obligations for configuration of existing IP.  The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectibility is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management.  Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined.  Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria under SAB 104 have been met.  Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

Maintenance and Support

Certain arrangements in the Processor Business Group and Analog Business Group also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such support and maintenance. Maintenance and support revenue is included in contract revenue in the Statement of operations.

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

In our Processor Business Group, we are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States. To date, substantially all of our revenue from international customers has been denominated in U.S. dollars. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

In our Analog Business Group, we are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue is denominated in U.S. dollars while our functional currency is the Euro.  In order to reduce the effect of foreign currency fluctuations, we utilize foreign currency forward exchange contracts to hedge certain foreign currency transaction exposures.

We are also exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, Chipidea’s functional currency is the Euro and fluctuations in the Euro exchange rate will impact our earnings and our asset and liabilities.  We have not hedged against these fluctuations.  We also carry a restricted cash balance of 9.1 million Euro on our U.S. dollar balance sheet.  This amount is remeasured each period and fluctuations are recorded in our income statement.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) under the Exchange Act) were not effective as of September 30, 2007, because of the material weakness described in Part II, Item 9A, in our 2007 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provision by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts were ineffective. We have an on-going process of analyzing and improving our internal controls, including those related to the material weakness identified by management. We expect to develop and implement a plan to remediate the material weaknesses described above. With regard to the process of accounting for income taxes, our remediation plan is expected to include: (a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) consultation with tax experts in a timely manner.   We expect to implement the controls included in this remediation plan by December 31, 2007.

Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, is pending in the United States District Court for the Northern District of California against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint is pending. It is not known when or on what basis the action will be resolved.

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. For additional information regarding intellectual property litigation, see Part II, Item 1A. Risk factors – “We may be subject to claims of infringement”.

ITEM 1A.  RISK FACTORS

Our success is subject to numerous risks and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, all of which could cause our stock price to decline.

During the first quarter of fiscal 2008, we completed the acquisition of Chipidea, and there are numerous risks associated with this acquisition.    In August 2007, we completed the acquisition of Chipidea, a Portuguese company that supplies analog and mixed signal intellectual property for the digital consumer, wireless and connectivity markets. The purchase price for this acquisition was $147 million in cash paid at closing, with contingent obligations to issue up to 610,687 shares of common stock (or to pay the cash value of such shares) based on the performance of the Chipidea business and to pay an additional €1.2 million in cash if Chipidea receives a certain grant from the Portuguese government.

This is a substantially larger acquisition than any that we have previously completed and involves technology and products that are largely new to us. Many of the risks discussed below under “We may encounter difficulties with future acquisitions that could harm our business” may be enhanced as a result of the Chipidea acquisition. Among the many risks associated with the acquisition are the following:

•
the challenges associated with integrating and managing a large acquired business, which challenge will be enhanced by the geographical distance between our headquarters in California and the Chipidea headquarters in Portugal;

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

We may not achieve the advantages that we envisioned when we decided to complete this acquisition. For example, supporting the licensing of analog and mixed signal IP is relatively more labor intensive than that of our microprocessor IP business, and we cannot be assured of our ability to achieve operating results from this business that correspond to those that we can achieve in our existing business. If we are not as successful as we anticipated with the Chipidea business, our future operating results and financial condition would be adversely affected.

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

•	the demand for products that incorporate our technology;
•	our ability to develop, introduce and market new intellectual property;
•	the establishment or loss of licensing relationships with semiconductor companies or digital consumer, wireless, connectivity and business product manufacturers;
•	the timing of new products and product enhancements by us and our competitors;
•	changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer, wireless, connectivity and business product manufacturers; and
•	uncertain economic and market conditions.

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased 28% in fiscal 2005, but declined 12% in fiscal 2006, and then increased by 42% in fiscal 2007. While we expect that we will continue to grant additional licenses to new licensees and develop new products to license to both new and existing licensees, we cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

Our ability to achieve design wins may be limited unless we are able to develop enhancements and new generations of our intellectual property.    Our future success will depend, in part, on our ability to develop enhancements and new generations of our cores and other intellectual property that satisfies the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our intellectual property cores and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

•
our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and original equipment manufacturers, or OEMs, of digital consumer, wireless, connectivity and business products;

•	our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;
•	changing customer preferences in the digital consumer, wireless, connectivity and business products markets;
•	the emergence of new standards in the semiconductor industry and for digital consumer, wireless, connectivity and business products;
•	the significant investment in a potential product that is often required before commercial viability is determined; and
•	the introduction by our competitors of products embodying new technologies or features.

Our failure to adequately address these risks could render our existing intellectual property cores and related designs obsolete and adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop intellectual property cores and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue sufficient to cover or in excess of the costs of development.

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

If we do not compete effectively in the market for embedded intellectual property cores and related designs, our business will be adversely affected.    Competition in the market for embedded intellectual property and related designs is intense. Our products compete with those of other designers and developers of intellectual property cores, as well as those of semiconductor manufacturers whose product lines include digital, analog and/or mixed signal designs for embedded and nonembedded applications. In addition, we may face competition from the producers of unauthorized clones of our processor and other technology designs. The market for embedded processors in particular has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

In order to be successful in marketing our products to semiconductor companies, we must differentiate our intellectual property cores and related designs from those available or under development by the internal design groups of these companies, including some of our current and prospective licensees. Many of these internal design groups have substantial engineering and design resources and are part of larger organizations with substantial financial and marketing resources. These internal design groups may develop products that compete with ours.

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

Our operations in foreign countries are subject to political and economic risks.  With the acquisition of Chipidea we have now substantially expanded our operations outside the United States.  In addition to the main Chipidea facilities in Portugal, we also have operations in Belgium, China, France, Macau, Norway, Poland and the United Kingdom as well as sales offices in China, Germany, Japan, Israel and Taiwan.  We expect our international sales to grow, both in absolute terms and as a percentage of sales.  Our operations in countries outside the U.S. subject us to risks, including:

•	changes in tax laws, trade protection measures and import or export licensing requirements;
•	potential difficulties in protecting our intellectual property;
•	changes in foreign currency rates;
•	restrictions, or taxes, on transfers of funds between entities or facilities in different countries; and
•	changes in a given country’s political or economic conditions.

As a result of one or more of these risks, our operating costs could increase substantially, our flexibility in operating our business could be impaired, our taxes could increase, and our sales could be adversely affected.  Any of these items could have an adverse affect on our financial condition or results of operations.

We may encounter difficulties with future acquisitions that could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an acquired in-process research and development charge in the first quarter of fiscal 2008 as a result of our acquisition of Chipidea. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses, an area in which we have limited experience, may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

•	diversion of management’s attention;
•	potential loss of key employees and cusotmers of acquired companies;
•	exposure to unanticipated contingent liabilities of acquired companies; and
•	use of substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.

Any of these and other factors could harm our ability to realize the anticipated benefits of an acquisition.

We depend on our key personnel to succeed.    Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. This dependence is enhanced with our acquisition of Chipidea, as our ability to successfully operate this business in the future will depend significantly on our ability to retain key Chipidea management and employees. We cannot assure that we will retain our key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor, analog, mixed signal and processor design industries, remains intense. The loss of the services of any of our key personnel or our inability to attract and retain qualified personnel in the future could make it difficult to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition.

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

Our intellectual property may be misappropriated or expire, and we may be unable to obtain or enforce intellectual property rights.   We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks, and common-law rights, such as trade secrets, to protect our intellectual property.  We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage.   Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, intellectual property rights which we have obtained in particular geographies may and do expire from time to time. As a result, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS compatible products, that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours, or that others will not use information contained in our expired patents to successfully compete against us. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time. Recent judicial decisions and proposed legislation in the United States may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    We have recorded substantial amounts of purchased intangible assets and goodwill as a result of the Chipidea acquisition. If we complete additional acquisitions in the future, our purchased intangible assets amortization charge could further increase, and we may be required to record additional amounts of goodwill. We have made investments in certain private companies which could become impaired if the operating results of those companies change adversely.  We evaluate our long-lived assets, including purchased assets and investments in private companies, for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant, and our evaluation depends to a large degree on estimates and assumptions made by our management. Through fiscal 2007, our business was organized as one reporting unit. Accordingly, the assessment of impairment of goodwill was based on a comparison of the net book value to the market value of MIPS. However, in future periods, we will have two reporting units. Our assessment of any impairment of goodwill will be based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge.

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

As described in Part I, Item 3, “Legal Proceedings”, derivative complaints have been filed in federal courts against current and former officers and directors pertaining to allegations relating to stock option grants. Additional litigation based on similar allegations may also be filed. We have provided the results of our independent investigation to the SEC and we have responded to informal requests for documents and additional information. On October 29, 2007, we received notification from the SEC that its investigation has been terminated and no enforcement action has been recommended to the commission. No assurance can be given regarding the outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters will be time consuming, expensive, and will distract our management from the conduct of our business. Furthermore, if we are subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could negatively impact our results of operations and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our 2006 Annual Meeting of Stockholders on August 9, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)  The matters described below were voted on at the Annual Meeting of Stockholders and the numbers of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)  Holders of our common stock voted to elect one Class II director to serve for a three-year term as follows:

	For	Against	Withheld	Non-Vote
Fred M. Gibbons	24,945,419	---	14,665,081	---

(2)  Holders of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2007 as follows:

For	Against	Withheld	Non-Vote
36,275,721	3,319,251	15,528	---

(3)  The following directors each continued their term of office after the meeting:  John Bourgoin, Kenneth L. Coleman, Robert R. Herb, Anthony B. Holbrook and William M. Kelly.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1
Discretionary Bonus for Sandy Creighton approved on August 9, 2007, by the Company’s Board of Directors (incorporated herein by reference as described in the Company’s Current Report on Form 8-K filed on August 17, 2007).

10.2
Share Purchase Agreement dated August 24, 2007, between MIPS Technologies, Inc., Atlantic Acqco, Limitada, the shareholders of Chipidea – Microelectrónica S.A., Espírito Santo Ventures – Sociedade de Capital de Risco, SA (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 28, 2007).

10.31
Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocão e Desenvolvimento do Parque de Ciên e Tecnologia da Area de Lisboa ("Tagusparque") to Banco Comercial Português, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31).

10.32
Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31).

10.33
Promissory sale and purchase agreement and acknowledge of initial payment dated June 12, 2006, and Addendum thereto dated March 16, 2007, between Chpidea and Fundimo - Sociedade Gestora de Fudos de Investimento Imobiliario, S.A. (Fundimo) (described in Sections 1.2.4 and 1.2.5 of the Summary of Documents filed as Exhibit 10.31).

10.34	Promissory real estate lease agreement dated July 12, 2006 between Chipidea and Fundimo (described in Section 1.2.6 of the Summary of Documents filed as Exhibit 10.31).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

November 14, 2007	By:	/s/ MERVIN S. KATO
Mervin S. Kato
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)