Form 10-Q
period 2007-12-31
MIPS TECHNOLOGIES INC
filed 2008-02-11
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2007, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,021,070.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,188	$119,039
Marketable investments	-	25,845
Accounts receivable, net	15,441	5,212
Unbilled receivables	5,079	-
Prepaid expenses and other current assets	18,882	2,472
Total current assets	54,590	152,568
Equipment, furniture and property, net	15,715	5,781
Goodwill	114,971	565
Intangible assets, net	35,638	3,369
Other assets	34,251	12,579
	$255,165	$174,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,159	$503
Accrued liabilities	51,423	16,118
Short-term debt	22,053	—
Deferred revenue	4,542	2,633
Total current liabilities	83,177	19,254
Long-term liabilities	27,440	5,726
	110,617	24,980
Stockholders’ equity:
Common stock	43	43
Preferred stock	-	—
Additional paid-in capital	247,400	240,444
Accumulated other comprehensive income	6,998	435
Accumulated deficit	(109,893)	(91,040)
Total stockholders’ equity	144,548	149,882
	$255,165	$174,862

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenue:
Royalties	$12,515	$11,188	$23,035	$22,394
Contract revenue	13,935	9,817	25,568	18,161
Total revenue	26,450	21,005	48,603	40,555
Costs and expenses:
Costs of contract revenue	9,379	378	12,703	770
Research and development	9,493	8,251	18,506	16,024
Sales and marketing	6,153	5,154	11,739	9,971
General and administrative	7,869	4,577	14,878	8,888
Acquired in-process research and development	910	—	6,350	—
Total costs and expenses	33,804	18,360	64,176	35,653
Operating income (loss)	(7,354)	2,645	(15,573)	4,902
Other income (expense), net	(1,220)	1,544	(727)	2,974
Income (loss) before income taxes	(8,574)	4,189	(16,300)	7,876
Provision for income taxes	3,511	1,601	2,816	2,965
Net income (loss)	$(12,085)	$2,588	$(19,116)	$4,911
Net income (loss) per basic share	$(0.28)	$0.06	$(0.44)	$0.11
Net income (loss) per diluted share	$(0.28)	$0.06	$(0.44)	$0.11
Shares used in computing net income (loss) per basic share	43,902	43,533	43,834	43,497
Shares used in computing net income (loss) per diluted share	43,902	45,703	43,834	45,402

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net income (loss)	$(19,116)	$4,911
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,603	1,006
Stock-based compensation	4,343	3,830
Acquired in-process research and development	6,350	—
Amortization of intangibles	3,794	680
Other non-cash charges	396	(484)
Changes in operating assets and liabilities:
Accounts receivable	296	(1,225)
Prepaid expenses and other current assets	742	746
Other assets	550	(2,848)
Accounts payable	1,577	(1,163)
Accrued compensation	(2,446)	1,276
Other current accrued liabilities	(2,322)	1,987
Income tax payable	(2,706)	1,614
Deferred revenue	(168)	444
Long-term liabilities	4,205	2,093
Net cash provided by (used in) operating activities	(2,902)	12,867
Investing activities:
Purchases of marketable investments	—	(24,507)
Proceeds from sales of marketable investments	25,940	25,000
Capital expenditures	(1,012)	(3,524)
Acquisition of Chipidea Microelectronica, S.A., net of cash acquired	(120,601)	—
Restricted cash	(27,163)	—
Net cash used in investing activities	(122,836)	(3,031)
Financing activities:
Net proceeds from issuance of common stock	2,273	386
Proceeds from short-term debt, net	19,423	—
Repayments of capital lease obligations	27	—
Net cash provided by financing activities	21,723	386
Effect of exchange rate on cash	164	42
Net increase (decrease) in cash and cash equivalents	(103,851)	10,264
Cash and cash equivalents, beginning of period	119,039	101,481
Cash and cash equivalents, end of period	$15,188	$111,745
Supplemental disclosures of cash transaction:
Income taxes paid	1,505	1,374
Interest paid	788	—

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

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures that would be in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2007 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2007, included in our 2007 Annual Report on Form 10-K.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the condensed consolidated financial statements include all normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

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

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.. The allowance for doubtful accounts was $1.5 million and $4,000 at December 31, 2007 and June 30, 2007.

    Unbilled Receivables. Unbilled receivables are primarily related to revenues on contracts that have been recognized for accounting purposes under the percentage of completion method but have not yet been billed to customers.  We invoice the customer upon completion of the contractual milestone.

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

Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R). Compensation cost recognized during the three and six-month periods ended December 31, 2007 and 2006, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period.

The following table shows total stock-based employee compensation expense (see Note 12, “Stock-Based Compensation” for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three and six-month periods ended December 31, 2007 and 2006 (in thousands):

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006	Six Months Ended December 31, 2007	Six Months Ended December 31, 2006
Costs and expenses:
Research and development	$825	$714	$1,658	$1,503
Sales and marketing	636	534	1,298	1,100
General and administrative	621	520	1,517	1,228
Total stock-based compensation expense	$2,082	$1,768	$4,473	$3,831

There was no capitalized stock-based employee compensation cost as of December 31, 2007 or 2006. There were no material recognized tax benefits during the second quarter of either fiscal 2008 or fiscal 2007.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $26,000 and $61,000 for the three- and six-month periods ended December 31, 2007 and $35,000 and $71,000 for the three-month and six-month periods ended December 31, 2006.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Numerator:
Net income (loss)	$(12,085)	$2,588	$(19,116)	$4,911
Denominator:
Weighted-average shares of common stock outstanding	43,927	43,593	43,862	43,557
Less: Weighted-average shares subject to repurchase	(25)	(60)	(28)	(60)
Shares used in computing net income (loss) per basic share	43,902	43,533	43,834	43,497
Net income (loss) per basic share	$(0.28)	$0.06	$(0.44)	$0.11
Shares used in computing net income (loss) per diluted share	43,902	45,703	43,834	45,402
Net income (loss) per diluted share	$(0.28)	$0.06	$(0.44)	$0.11
Potentially dilutive securities excluded from net income (loss) per diluted share because they are anti-dilutive	11,523	9,358	9,335	9,275

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments.  Total comprehensive loss for the second quarter of fiscal 2008 and for the first six months of fiscal 2008 was $9.5 million and $12.6 million compared to total comprehensive income of  $2.7 million and $5.1 million for the comparable periods in the prior year.

Note 4.  Acquisition

On August 27, 2007, we completed the acquisition of Chipidea Microelectronica S.A., a privately held supplier of analog and mixed signal intellectual property based in Lisbon, Portugal.  We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise. Payment of $12.5 million of the total consideration, which is due to certain former shareholders of  Chipedea, is contingent upon their continued employment with us for the two-year period after our acquisition of Chipidea.  Therefore, this consideration will be recorded as compensation expense over the period during which it is earned.  In addition, we have agreed to issue up to 610,687 shares of common stock of MIPS (or, at MIPS’ election, cash in an amount equal to the value of such shares at the time such shares are required to be issued) in February 2009, if certain revenue targets are achieved for the two-year period through December 31, 2008. The value of the shares, if issued, will be added to the purchase price of the acquisition and recorded as goodwill. Furthermore, we have agreed to pay to the former shareholders of Chipidea up to 1.2 million Euro in cash (approximately $1.8 million at December 31, 2007), if Chipidea receives a certain grant from the Portuguese government on or before June 30, 2008. In the event that the grant from the Portuguese government is received, we will record the payment as goodwill.

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

Purchase Price Allocation.   The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); therefore, Chipidea’s tangible assets and identifiable intangible assets have been valued based on their estimated fair value on the acquisition date as set forth below. The purchase price of $136.9 million includes the cash paid of $147 million and the acquisition costs of $2.4 million less the contingent payment to employees of $12.5 million, and was allocated as follows (in thousands):

Cash and Investments	$1,566
Accounts receivable	14,689
Fixed Assets	9,841
Other current assets	1,401
Intangible assets	33,760
In-process research and development	6,350
Goodwill	106,634
Other long term assets	8,303
Short term debt	(968)
Accounts payable and other current liabilities	(28,764)
Deferred revenue	(2,240)
Deferred taxes	(12,033)
Long term liabilities	(1,674)
Total purchase price	$136,865

The above purchase price allocation reflects adjustments recorded during the second quarter of fiscal 2008 upon finalization of the valuation as of the date of acquisition of accounts receivables, intangible assets, acquired in process research and development, accrued liabilities, deferred taxes and long-term liabilities and the determination of acquisition costs and estimated useful lives of intangible assets. As a result of these adjustments, goodwill decreased by $0.6 million, accounts receivable decreased by $0.8 million, intangible assets increased by $3.3 million, in process research and development increased by $0.9 million, accrued liabilities increased by $0.1 million, deferred taxes increased by $3.3 million, long-term liabilities decreased by $0.7 million and acquisition costs increased by $0.1 million.

            Intangible Assets.  In performing our purchase price allocation in order to determine the valuation of the purchased intangible assets, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of the future performance of Chipidea’s products.  The fair value of intangible assets was determined by using an income approach which was based on estimates and assumptions determined by management. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 14% to 20%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital.

The following table sets forth the components of intangible assets and related useful lives (in thousands):

	Fair Value	Useful life
Developed and core technology	$19,110	5 to 15 years
Customer relationships and backlog	12,110	1 to 7 years
Other	2,540	3 to 5 years
Total intangible assets	$33,760

    Developed and core technology, which comprise products that have reached technological feasibility, includes products in most of Chipidea’s product lines. The amortization of developed and core technology assets is recorded as cost of contract revenue.  Customer relationships and backlog represent the underlying relationships with Chipidea’s installed customer base and open customer purchase orders at the date of acquisition.  The amortization of customer relationships and backlog is recorded as cost of contract revenue.  The weighted average amortization period of the intangible assets is approximately 5.2 years.

Acquired In-Process Research and Development.  We expensed acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete Chipidea research and development projects that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was $6.4 million and determined based on an analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income and net cash flow generating ability and associated risks.  In the first quarter of fiscal 2008 we recorded a charge of $5.4 million based on preliminary valuation analysis.  In the second quarter of fiscal 2008 we finalized the purchase price allocation as of the date of acquisition and recorded an additional charge of 910,000.

The principal projects at acquisition date were extensions of existing technologies for several analog IP cores. We incurred post-acquisition cost of approximately $1.8 million during the first six months of fiscal 2008 for these projects and estimate that an additional investment of approximately $1.7 million in research and development will be required during fiscal 2008 and 2009 to complete them.

Goodwill.  Goodwill of $106.6 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows us to utilize our existing business model while growing the base of products we offer to the same set of customers. In addition, with the acquisition of Chipidea, we gain a strong team of analog and mixed signal designers for the development of commercial analog and mixed signal IP.  These factors significantly contributed to the determination of the purchase price and the recognition of goodwill.  Goodwill is not being amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill has been assigned to the ABG and is not expected to be deductible for tax purposes.  Additionally, goodwill is subject to foreign exchange translation adjustments as the functional currency of Chipidea is the Euro.

    Deferred Revenue.  In connection with the purchase price allocation, we have estimated the fair value of deferred revenue related to development and support obligations assumed from Chipidea in connection with the acquisition. The estimated fair value of the obligations was determined utilizing a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin. As a result, in allocating the purchase price, we recorded an adjustment to reduce the carrying value of Chipidea’s deferred revenue to $2.2 million, which represents our estimate of the fair value of the obligation assumed.

    Contingent Consideration.  In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of possible indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price.  Under the terms of the acquisition, this amount has been set aside in an escrow account and is recorded in prepaids and other current assets and is scheduled to be released on the one year anniversary of the acquisition date.

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

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Total pro forma revenues	$26,450	$28,792	$55,485	$53,861
Pro forma net income (loss)	$(12,085)	$368	$(19,984)	$(1,912)
Pro forma net income (loss) per share - basic and diluted	$(0.28)	$0.01	$(0.46)	$(0.04)
Reported net income (loss)	$(12,085)	$2,588	$(19,116)	$4,911
Reported net income (loss) per share - basic and diluted	$(0.28)	$0.06	$(0.44)	$0.11

 The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for fiscal 2008 includes merger related expenses of $126,000 recorded by Chipidea and a charge of $6.4 million for IPR&D.  Chipidea’s functional currency is the Euro and its financial statements have been translated into dollars in each period presented.

Note 5.  Purchased Intangible Assets and Goodwill

    Purchased Intangible Assets.  All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of December 31, 2007 and June 30, 2007 (in thousands):

	December 31, 2007			June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$26,509	$(5,402)	$21,107	$6,062	$(3,645)	$2,417
Customer relationships and backlog	14,267	(2,299)	11,968	1,310	(400)	910
Other	2,828	(265)	2,563	110	(68)	42
Purchased intangible assets	$43,604	$(7,966)	$35,638	$7,482	$(4,113)	$3,369

The estimated future amortization expense of purchased intangible assets as of December 31, 2007 is approximately $5.3 million, $7.6 million, $6.8 million, $6.0 million and $5.3 million for the remaining six months of fiscal 2008 and for fiscal years 2009, 2010, 2011 and 2012 respectively, and approximately $4.6 million for years following fiscal 2012.  The future amortization expense will be subject to foreign currency fluctuations as the Chipidea intangible assets are recorded in Euro. Amortization expense for purchased intangible assets was $3.8 million for the first six months of fiscal 2008 and $582,000 for the first six months of fiscal 2007.

The balance at December 31, 2007, included $19.1 million, $11.2 million, and $2.5 million of developed and core technology, customer relationships and backlog, and other intangibles, respectively, from the acquisition of Chipidea, with estimated useful lives of 5 to 15 years, 1 to 7 years, and 3 to 5 years, respectively.

Goodwill.

    Goodwill as allocated to our segments as of December 31, 2007, consisted of the following (in thousands):

	Processor Business Group	Analog Business Group	Total
Balance at June 30, 2007	$565	—	$565
Additions (Chipidea)	—	106,634	106,634
Currency translation adjustment	—	7,772	7,772
Balance at December 31, 2007	$565	$114,406	$114,971

Note 6.  Short-term Debt

The components of short-term debt are as follows (in thousands):

December 31, 2007
Credit agreement	20,000
Bank lines of credit	1,971
Other	82
$22,053

We had no short-term debt outstanding at June 30, 2007.

    Revolving Credit Agreement.   On August 24, 2007, we entered into a $35 million Revolving Credit Agreement (Credit Agreement) with a syndicate of several banks and other financial institutions, and Jefferies Finance, LLC, as the administrative agent. Funds available under the Credit Agreement were used to fund the acquisition of Chipidea, as well as for general corporate and working capital purposes. In connection with the Credit Agreement, we incurred $1.6 million of underwriting fees, expenses and administration fees. We deferred these fees as loan origination fees and they will be amortized over the estimated life of the Credit Agreement and recorded as other expense.

On December 31, 2007, borrowings of $20 million were outstanding under the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% or (b) a LIBOR rate, for a term period of one, two, three or six months, determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain additional costs.  We can elect to convert an existing interest calculation method at our discretion.  The applicable margin for borrowings under the Credit Agreement is 1.25% with respect to base rate borrowings and 2.25% with respect to LIBOR borrowings. As of December 31, 2007, the base rate was 7.25% and the LIBOR rate was 4.9375%. We elected the LIBOR method for determining the interest rate for the outstanding $20 million.  Interest is payable on a monthly basis.

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

    The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, and report on a quarterly basis, for the trailing twelve months, a leverage ratio (as defined in the Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. Our report to the lenders for the quarter ended December 31, 2007 is not yet due, but we believe we were in compliance with all covenants relating to the Credit Agreement as of that date.  However, we are in discussions with the lender regarding the interpretation of certain elements used in the determination of the leverage ratio, and if the calculation of this ratio is interpreted differently than our current belief of the appropriate interpretation, then we would not be in compliance with this ratio at December 31, 2007.   According to the credit agreement, in the event that we fail to meet the leverage ratio, our loan would be converted to a higher base rate loan.  In addition, the lender could elect (a) to increase the interest rate to the default rate (2% plus ABR rate plus applicable margin) and the administrative agent has the ability to require a retroactive increase in the event there is a miscalculation of the leverage ratio and / or (b) terminate the revolver and declare all or any portion of the loans due and payable.

Bank Lines of Credit.   We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $2.5 million as of December 31, 2007.  The interest rates on these agreements range from 5.684% to 6.434% and the agreements have expiration dates ranging from January 16, 2008 to March 30, 2008, with automatic renewal provisions for additional 90-day periods.  As of December 31, 2007, we have outstanding borrowings of $2.0 million and available credit of $496,000 under these agreements.

    Other.  We have a non-interest bearing loan with a Portuguese governmental agency of approximately $78,000.

    As of December 31, 2007, we have entered into letters of credit for approximately $2.5 million with various financial institutions in Portugal, Belgium and Norway in association with certain building leases and government grants.

Note 7.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2007	2006	2007	2006
Interest income	$128	$1,629	$1,177	$3,128
Interest expense	(646)	—	(833)	—
Other	(702)	(85)	(1,071)	(154)
Total other income (expense), net	$(1,220)	$1,544	$(727)	$2,974

Note 8.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	December 31, 2007	June 30, 2007
Equipment	$16,614	$15,473
Land and buildings	8,030	—
Furniture and fixtures	4,377	2,678
	29,021	18,151
Accumulated depreciation and amortization	(13,306)	(12,370)
Equipment, furniture and property, net	$15,715	$5,781

Note 9.  Prepaid Expenses and Other Current and Long-Term Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	December 31, 2007	June 30, 2007
Short-term restricted cash	$14,876	$—
Other prepaid expenses and other assets	4,006	2,472
	$18,882	$2,472

The components of other long-term assets are as follows (in thousands):

	December 31, 2007	June 30, 2007
Long-term restricted cash	$14,552	$264
Investments in other companies	4,446	4,463
Long-term computer aided design licenses	12,374	4,474
Cash surrender value of insurance contracts tied to our deferred compensation plan	2,330	2,310
Other long-term assets	549	1,068
	$34,251	$12,579

Note 10.  Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2007	June 30, 2007
Accrued compensation and employee-related expenses	$10,198	$6,848
Income taxes payable	2,206	2,195
Payable to Chipidea shareholders	14,876	—
Capital lease obligations	7,370	—
Other accrued liabilities	16,773	7,075
	$51,423	$16,118

The components of long-term liabilities are as follows (in thousands):

	December 31, 2007	June 30, 2007
Deferred compensation	$2,972	$2,298
Long-term deferred tax liability	12,524	—
Long-term income tax liability	3,649	—
Long-term accounts payable	6,919	2,363
Other long-term liabilities	1,376	1,065
	$27,440	$5,726

Note 11.  Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $12.7 million as of December 31, 2007. Payments of these obligations are subject to the provision of services or products.

Litigation

    A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, which was filed on October 27, 2007, is pending in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs.  The court granted MIPS' motion to dismiss the consolidated complaint and granted plaintiff leave to file an amended complaint.  It is not known when or on what basis the action will be resolved.

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

Note 12.  Stock-Based Compensation

    Activity under our Stock Option Plans for the six months ended December 31, 2007 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2007	13,830,478	$7.39
Options granted	2,028,463	$7.42
Options exercised	(401,594)	$5.78
Options cancelled	(339,088)	$8.69
Outstanding at December 31, 2007	15,118,259	$7.42	4.75	$4,472
Exercisable at December 31, 2007	11,355,691	$7.51	4.34	$4,414

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value of options exercised for the six months ended December 31, 2007 and 2006 was $1.0 million and $158,000.

Nonvested share activity under our Stock Options Plans for the three months ended December 31, 2007 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2007	60,000	$4.72
Vested	(30,000)	$4.72
Cancelled	(5,000)	$4.52
Nonvested balance at December 31, 2007	25,000	$4.76

As of December 31, 2007, $75,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 0.65 years. The fair value of shares vested during the first six months of fiscal 2008 was $235,000.

Grant Date Fair Values. The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options		Employee Stock Purchase Plan
	Six Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Expected life (in years)	4.20	4.20	0.73	—
Risk-free interest rate	4.12%	4.83%	4.07%	—
Expected volatility	.51	.64	.36	—
Dividend yield	0.00%	0.00%	0.00%	—
Grant date fair value	$3.33	$3.64	$2.26	—

There were no shares granted under our stock purchase plan during the first six months of fiscal 2008.  Our current purchase period began on August 6, 2007 and will end on April 30, 2008.  There were no employee stock purchases in fiscal 2007.

Note 13.  Income Taxes

We recorded an income tax provision of $3.5 million for the three-month period ended December 31, 2007 and a provision of $1.6 million for the comparable period in fiscal 2007.  We recorded an income tax provision of $ 2.8 million for the six-month period ended December 31, 2007 and a tax provision of $3.0 million for the comparable period in fiscal 2007.  In January 2008, during preparation of the financial statements for the three-months period ended December 31, 2007, we revised our annual forecast and are now projecting a pre-tax loss for fiscal 2008.  As a result, we are not able to recognize a current period tax benefit from the utilization of our deferred tax asset.  We recorded a provision instead of a tax benefit since we are required under FAS 109 to recognize a valuation allowance against our deferred tax assets and therefore, we are not able to benefit from certain stock option expense, carry-forward of foreign tax credits and carry-forward of net operating losses.  The valuation allowance reduces the expected tax benefit which results in a higher current period expense.  The actual tax provision for the three-month period ended December 31, 2007, includes a year-to-date true-up of income tax expense for the quarter ended September 30, 2007.

Our estimated annual income tax before discrete items for fiscal 2008 primarily consists of U.S. state minimum taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes.  The actual tax provision for the six-month period ended December 31, 2007 differs from the estimated annual tax due to discrete items recorded during the period, primarily related to a change in estimate related to our research and development credits of $584,000, offset by recognition of previously unrecognized tax benefits of $772,000 related to changes in the tax law for Chipidea in Portugal.  The estimated annual effective tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.  In January 2008, during preparation of the financial statements for the three-months period ended December 31, 2007, we revised our annual forecast.  As a result, the actual tax for the three-month period ended December 31, 2007 includes a year-to-date true-up of income tax expense for the quarter ended September 30, 2007.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes  (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.  As a result of the implementation of FIN 48, we recognized a decrease of approximately $264,000 in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $264,000 in accumulated deficit.

The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $5.0 million as of December 31, 2007.   The increase in the gross unrecognized tax benefits from July 1, 2007 to December 31, 2007 was primarily related to amounts assumed in the Chipidea acquisition.  Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $817,000 as of July 1, 2007 and $883,000 as of December 31, 2007.

    We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes.  Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $150,000 as of July 1, 2007 and approximately $902,000 as of December 31, 2007, with approximately $66,000 being included as a component of provision for income taxes in the six-month period ended December 31, 2007.  The increase in interest and penalties from July 1, 2007 to December 31, 2007 was primarily related to amounts assumed in the Chipidea acquisition.

             Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal. Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

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

    The following tables show revenue, depreciation and amortization expense, segment operating loss and total assets and expenditures for long-lived assets of each segment (in thousands):

Three months ended December 31, 2007

	Processor Business Group	Analog Business Group	Unallocated Amounts	Total
Revenue	$16,624	$9,826	$—	$26,450
Depreciation expense	708	115	—	823
Amortization expense	1,242	2,232	—	3,474
Segment operating profit (loss)	(2,099)	(2,263)	—	(4,362)
Less: Stock-based compensation	—	—	(2,082)	(2,082)
Less: Acquired in-process research and development	—	—	(910)	(910)
Add: Other income (expense), net	—	—	(1,220)	(1,220)
Loss before taxes	—	—	—	(8,574)
Total assets	90,889	164,276	—	255,165
Total expenditures for additions to long-lived assets	5,481	—	—	5,481

Six months ended December 31, 2007

	Processor Business Group	Analog Business Group	Unallocated Amounts	Total
Revenue	$36,555	$12,048	—	$48,603
Depreciation expense	1,426	177	—	1,603
Amortization expense	2,508	3,205	—	5,713
Segment operating profit (loss)	(388)	(4,362)	—	(4,750)
Less: Stock-based compensation	—	—	(4,473)	(4,473)
Less: Acquired in-process research and development	—	—	(6,350)	(6,350)
Add: Other income (expense), net	—	—	(727)	(727)
Loss before taxes	—	—	—	(16,300)
Total assets	90,889	164,276	—	255,165
Total expenditures for additions to long-lived assets	6,241	—	—	6,241

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations(SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We have not yet determined the impact, if any, that SFAS 141R will have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements(SFAS 160).SFAS 160 amends ARB51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact, if any, that SFAS 160 will have on our financial statements.

Note 16.  Subsequent event.

In January 2008, we announced plans to reduce our PBG workforce with the objective of reducing our operating expenses.  These actions will result in a restructuring charge in the third quarter of fiscal 2008 of between $2.5 and $3.0 million, comprised of employee severance costs, facilities exit costs, and asset write-offs.

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

Following the acquisition of Chipidea we are organized in two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG).  The PBG provides industry-standard processor architectures and cores for digital consumer and business applications.  The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on Chip (SOC) applications and turnkey solutions.  The consolidated financial results for the second quarter of fiscal 2008 include the first full quarter of operations following the acquisition of Chipidea.

Revenue in the second quarter of fiscal 2008 increased 26% over the comparable period in fiscal 2007 due to an increase in both royalties and contract revenue.  The increase in royalties of $1.3 million was primarily due to a 8% increase in PBG royalties.  Our licensees reported shipments of approximately 107 million units during the quarter, an increase of 19% over the comparable period in fiscal 2007. Contract revenue increased by 42% over the comparable period in fiscal 2007 due to the revenue contribution from ABG of $9.4 million.  The ABG contribution was offset in part by a 54% decline in PBG contract revenue which we believe was due to delays in processor licensing decisions due to consolidation activity in the industry which affected two potential agreements and to our customers' concerns over current business and economic conditions.  Total costs and operating expense in the second quarter of fiscal 2008 increased by $15.4 million or 84% over the comparable period in fiscal 2007. The increase was primarily due to the first full quarter of ABG costs and expenses of $12.1 million. Additionally, we recorded an adjustment of $910,000 to the in-process research and development charge that had been recorded in the first quarter of fiscal 2008 and amortized $1.7 million as compensation expense associated with the continued employment of certain Chipidea employees.  We also incurred $1.3 million in integration costs primarily related to accounting fees for consulting services, tax, audit and IFRS to US GAAP reconciliation of Chipidea historical financials. We expect our operating expenses for the remainder of fiscal 2008 to be higher than the comparable periods in fiscal 2007 as we continue to integrate Chipidea into our operations. As disclosed in Note 16 under subsequent events, we are taking action during the third quarter of fiscal 2008 to reduce our PBG operating expenses.  We do not expect to fully benefit from these actions until the fourth quarter of fiscal 2008.  We expect to record a restructuring charge in the third quarter of fiscal 2008 of $2.5 million to $3.0 million.

Net loss before income tax provision for the second quarter of fiscal 2008 was $8.6 million compared to net income before income tax of $4.2 million in the second quarter of fiscal 2007.

Our cash, cash equivalents and marketable securities decreased by approximately $2.4 million to $15.2 million at December 31, 2007.  In August 2007, we entered into a short-term revolving loan agreement for $35 million to help fund the acquisition of Chipidea and current operating requirements, of which $20 million was outstanding at December 31, 2007.

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

Our revenue in the three-month and six-month periods ended December 31, 2007 and December 31, 2006 was as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	Change in Percent	2007	2006	Change in Percent
Revenue
Royalties	$12,515	$11,188	12%	$23,035	$22,394	3%
Percentage of Total Revenue	47%	53%		47%	55%
Contract Revenue	$13,935	$9,817	42%	$25,568	$18,161	41%
Percentage of Total Revenue	53%	47%		53%	45%
Total Revenue	$26,450	$21,005	26%	$48,603	$40,555	20%

Royalties.  The increase in royalties in the second quarter of fiscal 2008 from the comparable period in fiscal 2007 is primarily due to a 19% increase in unit volumes shipped by our royalty paying licensees offset in part by a decline in the average selling price of chips sold by our licensees.

Royalties in the first six months of fiscal 2008 were up slightly from the comparable period in fiscal 2007.  The increase is due to the addition of royalties from the ABG of $487,000 following  the acquisition of Chipidea in August 2007 and an 11% increase in PBG unit shipments offset in part by a $528,000 royalty adjustment due to the impact of a calculation adjustment by one of our licensees.

Contract Revenue.  The increase in contract revenue in both periods presented is due to revenues from the ABG following the Chipidea acquisition in August 2007.  In the second quarter of fiscal 2008, revenues from the ABG were $9.4 million.  We entered into 31 new contracts signed by the ABG in the second fiscal quarter of 2008.  Revenue from ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance.  The ABG increase was offset in part by a decrease in contract revenue generated by the PBG of $5.1 million primarily because there were fewer new contracts completed during the quarter and therefore there was a decrease in license fees for developed technology.  We experienced delays in processor licensing decisions primarily due to consolidation activity in the industry affecting two potential agreements and our customers' concerns over current business and economic conditions. There were five new license agreements completed by the PBG in the second quarter of fiscal 2008 compared to nine in the second quarter of fiscal 2007.  Fees generated by the MIPS 24K core product family decreased $2.7 million, fees generated by the MIPS architecture family decreased $1.1 million and fees generated by the MIPS 4K core family decreased $750,000 compared to the corresponding period in fiscal 2007.

The increase in contract revenues in the first six months of fiscal 2008 over the comparable period in fiscal 2007 is due to revenues from the ABG of $11.6 million.  There were 51 new contracts completed by the ABG in the second fiscal quarter of 2008 subsequent to our acquisition of Chipidea, and 247 contracts generating ABG revenue as of December 31, 2007.  This increase was offset in part by a decrease in contract revenue generated by the PBG of $4.3 million primarily because there were fewer new contracts completed during the period.  This was due to consolidation activity in the industry affecting two potential agreements and our customers' concerns over current business and economic conditions.  There were eleven new license agreements completed by the PBG in the first six months of fiscal 2008 compared to seventeen in the comparable period of fiscal 2007.  Fees generated by the MIPS 24K core product family decreased $4.1 million in the first six months of fiscal 2008 over the comparable period in fiscal 2007, offset somewhat by an increase in fees from the MIPS 34K core product family of $1.6 million.

Cost and Expenses.  Our cost and expenses for the three-month and six-month periods ended December 31, 2007 and December 31, 2006 was as follows (in thousands):

	Three Months Ended December 31,			Six Months Ended December 31,
	2007	2006	Change in Percent	2007	2006	Change in Percent
Cost and Expenses
Cost of Contract Revenue	$9,379	$378	2,381%	$12,703	$770	1,550%
Research and Development	$9,493	$8,251	15%	$18,506	$16,024	15%
Sales and Marketing	$6,153	$5,154	19%	$11,739	$9971	18%
General and Administrative	$7,869	$4,577	72%	$14,878	$8,888	67%

Cost of Contract Revenue.  Cost of contract revenue includes salaries, depreciation, and the amortization of intangible assets primarily associated with the ABG.  The increase in cost of contract revenue in the second  quarter of fiscal 2008 and the first six months of fiscal 2008 over the comparable periods in fiscal 2007 is due to the additional cost of revenue associated with Chipidea’s analog processor products.  The ABG’s revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements.  As such, the cost of revenue for the ABG is substantially higher than is the case for the PBG.

Research and Development.  Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, computer aided design tools, and stock-based compensation expense. The costs we incur with respect to internally developed technology and engineering services for the PBG are included in research and development expenses as they are incurred and are not directly related to any particular licensee, license agreement or license fee.  Because of the nature of these expenses, the research and development expenses for the PBG are substantially higher than the research and development expenses of the ABG, where more of the expense incurred for the development of technology is directly related to the requirements of particular licensees and license agreements.

The increase in research and development expenses in the second quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $252,000 related to the annual merit increase in the processor business group, as well as the addition of $382,000 of salary expense related to ABG research and development efforts.  In addition, bonus expense increased by $666,000 primarily due to the accrual of an escrow amount due to certain founders of Chipidea.  The increase was offset in part by a decrease in bonus earned under our PBG bonus plans as we did not meet plan targets in the second quarter of fiscal 2008, and a decrease in fees paid to third parties of $400,000 related to milestones completed under a development agreement in the second quarter of fiscal 2007.

The increase in research and development expenses in the first six months of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $838,000 related to the annual merit increase in the processor business group, as well as the addition of $484,000 of salary expense related to the research and development employees in the analog business group acquired on August 27, 2007.  Bonus expense increased by $615,000 primarily due to the accrual of an escrow amount due to certain founders of Chipidea somewhat offset by decreases in bonus earned under our PBG bonus plans as we did not meet plan targets in the first half of fiscal 2008.  In addition, depreciation expense increased by $401,000 due to an increase in our computer-aided design tool base and IT infrastructure to support our increased headcount.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The increase in sales and marketing expense for the second quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $355,000 related to an increase in headcount of 7 employees and the annual merit increase in the processor business group as well as the addition of $672,000 of expense related to the 11 sales and marketing employees in the analog business group acquired on August 27, 2007.  In addition, travel expense increased by $278,000 primarily due to the increase in our worldwide sales force from the ABG acquisition.  These increases were somewhat offset by a decrease in commission and bonus expense of $417,000 reflecting a decrease in commissions caused by lower PBG revenues in the second quarter of fiscal 2008 and a decrease in bonus earned under our PBG bonus plans as we did not meet plan targets in the second quarter of fiscal 2008.

The increase in sales and marketing expense for first six months of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $730,000 related to an increase in headcount of 7 employees and the annual merit increase in the processor business group as well as the addition of $861,000 of expense related to the 11 sales and marketing employees in the analog business group acquired on August 27, 2007.  In addition, travel expense increased by $386,000 primarily due to the increase in our worldwide sales force from the ABG acquisition and an increase in the cost of our annual sales conference held in the first quarter of the fiscal year.  These increases were somewhat offset by a decrease in commission and bonus expense of $514,000 reflecting a decrease in commissions caused by lower revenues in the first six months of fiscal 2008 and a decrease in bonus earned under our PBG bonus plans as we did not meet plan targets in the first six months of fiscal 2008.  Additionally there was a decrease of $432,000 in consulting expense due to the termination of a contract with a sales agent in Taiwan.

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

The increase in general and administrative expenses in the second quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily the result of an increase in fees related to the integration of the ABG of $1.3 million, an increase in salary and benefits expense of $674,000 primarily due to expenses for the additional 22 administrative employees in the ABG.   In addition, travel expense increased by $235,000 primarily due to the increase in travel associated with the addition of the ABG.

The increase in general and administrative expenses in the first six months of fiscal 2008 over the comparable period in fiscal 2007 was primarily the result of an increase in fees related to the integration of the ABG of $2.0 million, an increase in audit and tax fees of $925,000, and an increase in salary and benefits expense of $927,000 primarily due to expenses for the additional 22 administrative employees in the ABG.   Bonus expense increased by $456,000 primarily due to the accrual of an escrow amount due to certain founders of Chipidea somewhat offset by decreases in bonus earned under our PBG bonus plans as we did not meet plan targets in the second quarter of fiscal 2008.  In addition, travel expense increased by $348,000 primarily due to the increase in travel associated with the addition of the ABG and hiring costs increased by $259,000 due to an increase in relocation expense and in the use of recruiters to fill open positions..

Acquired In-process Research and Development. In August 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal intellectual property, for cash consideration. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $6.4 million in the first six-months of fiscal 2008 for the acquired in-process research and development expense upon completion of the acquisition.   In the first quarter of fiscal 2008 we recorded a charge of $5.4 million  based on preliminary valuation analysis.  In the second quarter of fiscal 2008 we finalized the purchase price allocation as of the date of acquisition and recorded an additional charge of 910,000.

             Other Income (Expense), Net. Other income (expense), net, for the second quarter of fiscal 2008 was an expense of $1.2 millioncompared to income of $1.5 millionfor the comparable period in fiscal 2007. The decrease in other income was primarily due to a decrease in interest income of $1.5 million due to a decrease in our invested balances, an increase in interest expense of $646,000primarily due to interest incurred on our short-term debt, and amortization of $460,000 in loan origination fees related to our revolving credit agreement.

Other income (expense), net, for the first six months of fiscal 2008 was an expense of $727,000 compared to income of $3.0 million for the comparable period in fiscal 2007. The decrease in other income was primarily due to a decrease in interest income of $2.0 million due to a decrease in our invested balances, an increase in interest expense of $833,000 primarily due to interest incurred on our short-term debt, and amortization of $794,000 in loan origination fees related to our revolving credit agreement.

Income Taxes.  We recorded an income tax provision of $3.5 million for the three-month period ended December 31, 2007 and a provision of $1.6 million for the comparable period in fiscal 2007.  We recorded an income tax provision of $ 2.8 million for the six-month period ended December 31, 2007 and a tax provision of $3.0 million for the comparable period in fiscal 2007.  In January 2008, during preparation of the financial statements for the three-months period ended December 31, 2007, we revised our annual forecast and are now projecting a pre-tax loss for fiscal 2008.  As a result, we are not able to recognize a current period tax benefit from the utilization of our deferred tax asset.  We recorded a provision instead of a tax benefit since we are required under FAS 109 to recognize a valuation allowance against our deferred tax assets and therefore, we are not able to benefit from certain stock option expense, carry-forward of foreign tax credits and carry-forward of net operating losses.  The valuation allowance reduces the expected tax benefit which results in a higher current period expense.  The actual tax provision for the three-month period ended December 31, 2007, includes a year-to-date true-up of income tax expense for the quarter ended September 30, 2007.

Our estimated annual income tax before discrete items for fiscal 2008 primarily consists of U.S. state minimum taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes.  The actual tax provision for the six-month period ended December 31, 2007 differs from the estimated annual tax due to discrete items recorded during the period, primarily related to a change in estimate related to our research and development credits of $584,000, offset by recognition of previously unrecognized tax benefits of $772,000 related to changes in the tax law for Chipidea in Portugal.  The estimated annual effective tax rate of 38% for fiscal 2007 primarily consists of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.  In January 2008, during preparation of the financial statements for the three-months period ended December 31, 2007, we revised our annual forecast.  As a result, the actual tax for the three-month period ended December 31, 2007 includes a year-to-date true-up of income tax expense for the quarter ended September 30, 2007.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes  (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109).  This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on July 1, 2007.  The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date.  As a result of the implementation of FIN 48, we recognized a decrease of approximately $264,000 in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $264,000 in accumulated deficit.

The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $5.0 million as of December 31, 2007.   The increase in the gross unrecognized tax benefits from July 1, 2007 to December 31, 2007 was primarily related to amounts assumed in the Chipidea acquisition.  Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $817,000 as of July 1, 2007 and $883,000 as of December 31, 2007.

    We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes.  Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $150,000 as of July 1, 2007 and approximately $902,000 as of December 31, 2007, with approximately $66,000 being included as a component of provision for income taxes in the six-month period ended December 31, 2007.  The increase in interest and penalties from July 1, 2007 to December 31, 2007 was primarily related to amounts assumed in the Chipidea acquisition.

             Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal. Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

Financial Condition

As a result of the acquisition of Chipidea by payment of cash, our cash, cash equivalents and marketable securities decreased by approximately $127 million during the first quarter of fiscal 2008.  We entered into a short-term revolving loan agreement of $35 million to help fund the acquisition and current operating requirements, of which $20 million was outstanding at December 31, 2007. At December 31, 2007, we had cash, cash equivalents and marketable investments of $15.2 million. Principal amounts oustanding under this revolving loan agreement are due and payable in full on August 22, 2008. Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statements of cash flows for the six months ended December 31, 2007 and 2006. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Six Months Ended December 31,
	2007	2006
Net cash provided by (used in) operating activities	$(2,902)	$12,867
Net income	(19,116)	4,911
Depreciation	1,603	1,006
Stock-based compensation	4,343	3,830
Acquired in-process research and development	6,350	—
Amortization of intangibles	3,794	680
Accounts receivable	296	(1,225)
Other assets	550	(2,848)
Other current accrued liabilities	(2,322)	1,987
Income tax payable	(2,706)	1,614
Accounts payable	1,577	(1,163)
Accrued compensation	(2,446)	1,276
Long-term liabilities	4,205	2,093

Net cash used in investing activities	$(122,836)	$(3,031)
Net maturities (purchases) of short-term investments	25,940	493
Capital expenditures	(1,226)	(3,524)
Acquisition of Chipidea Microelectronica S.A., net of cash required	(120,616)	—
Restricted cash	(27,163)	—

Net cash provided by financing activities	$21,723	$386
Proceeds from short-term debt, net	19,423	-
Net proceeds from issuance of common stock	2,273	386

Net increase (decrease) in cash and cash equivalents	$(103,851)	$10,264

Net cash used in operating activities was $2.9 million for the six month period ended December 31, 2007, primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs.  Cash was used by a decrease in our income taxes payable and a decrease in accrued compensation due to the payout of approximately $3.8 million in accrued bonuses. These uses of cash were partially offset by cash provide by an increase in our long-term liabilities due to extended payment terms on Computer Aided Design Time-Based License (“CAD TBL”) licenses and increases in our deferred tax assets .

For the six-month period ended December 31, 2006, our operating activities provided net cash of $12.9 million primarily due to net income and non-cash charges including stock-based compensation and depreciation and amortization of intangibles. Reported cash flow was provided by increases in long-term liabilities due to a $2.1 million accrual for extended payment terms on a CAD TBL, as well as an increase in other current accrued liabilities due to higher accruals of legal and accounting fees and higher accruals for CAD TBL and maintenance contracts. In addition, cash flow was provided by an increase in accrued compensation due to accruals under the executive bonus plan and our profit sharing plan and an increase in our income tax payable due primarily to our tax provision. The net cash provided by these sources was partially offset by an increase in other assets relating to a $3.1 million purchase of a CAD TBL, an increase in accounts receivable due to invoicing of new license agreements signed near the end of the quarter, and a decrease in accounts payable due in part to a $628,000 payment for our business insurance policy.

Net cash used in investing activities was $122.8 million for the six month period ended December 31, 2007 which was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition.  This use of cash was offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.  Net cash used in investing activities was $3.0 million for the six months ended December 31, 2006 which was primarily due to purchases of equipment and computer-aided design tools used in our development activities offset slightly by net maturities of short-term investments.

Net cash provided by financing activities was $21.7 million for the six months ended December 31, 2007 compared to $368,000 for the comparable period in the prior year. Net cash provided by financing activities during the six month period ended December 31,, 2007 was primarily attributable to the loan of $20 million under our revolving credit agreement and activity under our employee stock plans, offset in part by cash paid for loan origination fees.   Net cash provided by financing activities during the six month period ended December 31, 2006 was attributable primarily to purchases under our employee stock plans.

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

We believe that we have sufficient cash to meet our projected operating and capital requirements for the next twelve months. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Moreover, strategic relationships, if necessary to raise additional funds, may require that we relinquish our rights to certain of our technologies. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition.  Principal amounts outstanding under the revolving loan agreement are due and payable in full on August 22, 2008.  We expect to refinance this loan or obtain additional financing prior to the loan maturity date.

The Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, and report on a quarterly basis, for the trailing twelve months, a leverage ratio (as defined in the Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the Credit Agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. Our report to the lenders for the quarter ended December 31, 2007 is not yet due, but we believe we were in compliance with all covenants relating to the Credit Agreement as of that date.  However, we are in discussions with the lender regarding the interpretation of certain elements used in the determination of the leverage ratio, and if the calculation of this ratio is interpreted differently than our current belief of the appropriate interpretation, then we would not be in compliance with this ratio at December 31, 2007.   According to the credit agreement, in the event that we fail to meet the leverage ratio, our loan would be converted to a higher base rate loan.  In addition, the lender could elect (a) to increase the interest rate to the default rate (2% plus ABR rate plus applicable margin) and the administrative agent has the ability to require a retroactive increase in the event there is a miscalculation of the leverage ratio and / or (b) terminate the revolver and declare all or any portion of the loans due and payable.

We are exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, in the first six months of fiscal 2008, we recorded approximately $5.9 million in other comprehensive income, net of deferred tax liabilities, in the equity section of our balance sheet related to fluctuations in the Euro exchange rate, as Chipidea’s functional currency is the Euro.

Our contractual obligations as of December 31,, 2007 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$12,543	$3,312	$3,944	$2,645	$2,642
Capital lease obligations (2)	7,893	7,370	471	52	—
Purchase obligations (3)	12,727	9,066	3,661	—	—
Short-term debt (4)	22,053	22,053	—	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	21,306	21,306	—	—	—
Other long-term liabilities and obligations (6)	18,980	6,731	12,249	—	—
Total	$95,502	$69,838	$20,325	$2,697	$2,642

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
(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $5.2 million since June 30, 2007 primarily due to purchases of computer aided design licenses and additional purchase orders from the ABG.

(4)	Short-term debt includes $20 million due under a revolving credit agreement, $2.0 million due under various credit lines, and $82,000 primarily due to a loan with a government agency in Portugal.
(5)
Short-term liabilities includes:  $14.9 million related to an escrow account related to the Chipidea acquisition completed in August 2007, which will be settled twelve months from the acquisition date, $2.3 million related to a prepayment associated with the sale of a building, $1.5 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $2.6 million in payables for computer aided design licenses.

(6)
Long-term liabilities and obligations include:  $3.0 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $13.5 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition, half of which will be settled 12 months from the acquisition date and half of which will be settled 24 months from the acquisition date, $1.4 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.1 million in payables for computer aided design licenses.

The table above does not include:  (1) the potential cash earn-out payments of up to $1.0 million payable within 1 year related to the acquisition of FS2, which are contingent upon the achievement of certain minimum earnings thresholds and project milestone achievement; (2) the potential additional cash purchase payment of up to 1.2 million Euro payable within 1 year related to certain Portuguese government grants associated with the Chipidea purchase; and (3) the potential additional performance-based milestone payment of 610,687 shares of our common stock or a cash equivalent related to the Chipidea acquisition, due in February 2009.  Also, as a result of the adoption of FIN 48 on July 1, 2007, we reclassified unrecognized tax benefits to long-term income taxes payable.  As of December 31, 2007, we had $5,874,000 of income tax liabilities.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months.  While these contingent payments are not fixed at present, they represent potential commitments.

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

We are also exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, Chipidea’s functional currency is the Euro and fluctuations in the Euro exchange rate will impact our earnings and our asset and liabilities.  We have not hedged against these fluctuations.  We also carry a restricted cash balance of 9.2 million Euro as of December 31, 2007 on our U.S. dollar balance sheet.  This amount is remeasured each period and fluctuations are recorded in our income statement.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2007, because of the material weakness described in Part II, Item 9A, in our 2007 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provision by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts were ineffective. We have an on-going process of analyzing and improving our internal controls, including those related to the material weakness identified by management and have largely developed and are implementing a plan to remediate the material weaknesses described above. With regard to the process of accounting for income taxes, our remediation plan includes: (a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) consultation with tax experts in a timely manner.   Although we are continuing to implement this plan in order to address this material weakness, we cannot assure you that this material weakness will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.

    Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, which was filed on October 27, 2007, is pending in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover, purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs.  The court granted MIPS' motion to dismiss the consolidated complaint and granted plaintiff leave to file an amended complaint.  It is not known when or on what basis the action will be resolved.

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

We used all of our cash to complete the acquisition of Chipidea.    We used all of our available cash and short term investments to complete the acquisition of Chipidea, and in connection with the acquisition incurred debt under the Revolving Credit Agreement  This use of cash dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term. In addition, we have not previously incurred debt for borrowed money. Loans under this facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. We will be required to make substantial interest payments for so long as this debt is outstanding, and we cannot be assured that we will be able to repay this debt on or before its due date. We may be required to take on longer term financing to replace this facility, or sell equity securities in order to have cash to repay it. Our incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility, or in any future debt we incur to replace this facility, may prevent us from taking advantage of opportunities that are otherwise available to us.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

Our quarterly financial results are subject to significant fluctuations that could adversely affect our stock price.    Our quarterly financial results may vary significantly due to a number of factors. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our expenses are largely independent of our revenue in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. Therefore, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. Our recent acquisition of Chipidea will increase the challenge that we face in planning and predicting our future operating results. It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. In that event, the price of our common stock may fall.

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

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our PBG contract revenue increased 28% in fiscal 2005, but declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 23% during the first six months of fiscal 2008 over the comparable period in fiscal 2007. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

If we do not compete effectively in the market for embedded intellectual property cores and related designs, our business will be adversely affected.    Competition in the market for embedded intellectual property and related designs is intense. Our products compete with those of other designers and developers of intellectual property cores, as well as those of semiconductor manufacturers whose product lines include digital, analog and/or mixed signal designs for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized clones of our processor and other technology designs. The market for embedded processors in particular has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

    We may incur restructuring charges in the future, which could harm our results of operations.  In January 2008, we announced plans to reduce our workforce with the objective of reducing our operating expenses.  These actions will result in a restructuring charge in the third quarter of fiscal 2008 of between $2.5 and $3.0 million, comprised of employee severance costs, facilities exit costs, and asset write-offs.  These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations.  If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges.  These restructuring charges could harm our results of operations.

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

We may encounter difficulties with future acquisitions that could harm our business.    As part of our business strategy, in the future we may seek to acquire or invest in businesses or technologies that we believe can complement or expand our business, enhance our technical capabilities or that may otherwise offer growth opportunities. Any future acquisitions may require debt or equity financing, or the issuance of shares in the transaction, any of which could increase our leverage or be dilutive to our existing stockholders. We may not be able to complete acquisitions or strategic customer transactions on terms that are acceptable to us, or at all. We may incur charges related to acquisitions or investments that are completed. For instance, we recorded an acquired in-process research and development charge in the first quarter of fiscal 2008 as a result of our acquisition of Chipidea. We will also face challenges integrating acquired businesses and operations and assimilating and managing the personnel of the acquired operations. Geographic distances may further complicate the difficulties of this integration. The integration of acquired businesses, an area in which we have limited experience, may not be successful and could result in disruption to other parts of our business. Acquisitions involve a number of other risks and challenges, including:

•	diversion of management’s attention;

•	potential loss of key employees and customers of acquired companies;
•	exposure to unanticipated contingent liabilities of acquired companies; and

•	use of substantial portions of our available cash to consummate the acquisition and/or operate the acquired business.

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

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.    Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or the interpretation of tax laws or regulations. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition.

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

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant, and our evaluation depends to a large degree on estimates and assumptions made by our management. Through fiscal 2007, our business was organized as one reporting unit. Accordingly, the assessment of impairment of goodwill was based on a comparison of the net book value to the market value of MIPS. However, in future periods, we will have multiple reporting units. Our assessment of any impairment of goodwill will be based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our 2007 Annual Meeting of Stockholders on December 6, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)  The matters described below were voted on at the Annual Meeting of Stockholders and the numbers of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)  Holders of our common stock voted to elect three Class III directors to serve for three-year terms as follows:

	For	Against	Withheld	Abstentious/Broker Non-Vote
Kenneth L. Coleman	25,747,264	—	11,180,555	—
William M. Kelly	34,817,866	—	2,109,953	—
Dr. Jose E. Franca	36,428,853	—	498,966	—

(2)  Holders of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2008 as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
35,765,959	1,141,287	20,573	—

(3)  Holders of our common stock voted to approve the Amended and Restated 1998 Long-Term Incentive Plan as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
22,101,852	2,359,781	24,930	12,441,256

(4)  Holders of our common stock voted to approve the Amended and Restated Employee Stock Purchase Plan as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
24,264,592	195,418	26,553	12,441,256

(5)  Additional, each of the following directors continued their term of office after the meeting:  John Bourgoin, Fred M. Gibbons, Robert R. Herb, and Anthony B. Holbrook.

ITEM 6.  EXHIBITS

    (a)  Exhibits

3.1	By-Laws (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 8-K filed on December 21, 2007).

10.1	MIPS Technologies, Inc. 1998 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company’s definitive Proxy Statement filed under Schedule 14A filed on October 25, 2007).

10.2
Form of notice and stock option agreement with directors and officers of the Company under the Amended and Restated 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on December 12, 2007).

10.3
Form of notice and stock option agreement with employees of the Company under the Amended and Restated 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on December 12, 2007).

10.4	MIPS Technologies, Inc. Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 99.01 of the Company’s Form 8-K filed on October 16, 2007).
10.5	Special Bonus Plan Letter Agreement (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on October 16, 2007).
10.6	MIPS Technologies, Inc. Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Form 8-K filed on October 16, 2007).
10.7	Offer Letter to Stuart Nichols (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on November 26, 2007).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

PART II, ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc., a Delaware corporation

February 11, 2008	By:	/s/ MERVIN S. KATO
Mervin S. Kato
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)