Form 10-Q
period 2008-03-31
MIPS TECHNOLOGIES INC
filed 2008-05-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

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

As of April 30, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,289,891.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,180	$119,039
Marketable investments	—	25,845
Accounts receivable, net	12,190	5,212
Unbilled receivables	4,525	—
Prepaid expenses and other current assets	18,090	2,472
Total current assets	49,985	152,568
Equipment, furniture and property, net	16,627	5,781
Goodwill	123,978	565
Intangible assets, net	35,482	3,369
Other assets	35,545	12,579
	$261,617	$174,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,064	$503
Accrued liabilities	53,949	16,118
Short-term debt	21,261	—
Deferred revenue	4,553	2,633
Total current liabilities	83,827	19,254
Long-term liabilities	27,720	5,726
	111,547	24,980
Stockholders’ equity:
Common stock	44	43
Preferred stock	—	—
Additional paid-in capital	249,285	240,444
Accumulated other comprehensive income	14,891	435
Accumulated deficit	(114,150)	(91,040)
Total stockholders’ equity	150,070	149,882
	$261,617	$174,862

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenue:
Royalties	$12,556	$10,733	$35,590	$33,128
License and Contract revenue	14,767	8,342	40,336	26,502
Total revenue	27,323	19,075	75,926	59,630
Costs and expenses:
Costs of contract revenue	9,407	492	22,110	1,261
Research and development	9,315	8,159	27,821	24,185
Sales and marketing	6,056	5,345	17,796	15,314
General and administrative	6,559	4,978	21,437	13,867
Acquired in-process research and development	—	—	6,350	—
Restructuring	1,279	—	1,279	—
Total costs and expenses	32,616	18,974	96,793	54,627
Operating income (loss)	(5,293)	101	(20,867)	5,003
Other income (expense), net	(762)	1,844	(1,488)	4,817
Income (loss) before income taxes	(6,055)	1,945	(22,355)	9,820
Provision for (benefit from) income taxes	(1,798)	708	1,018	3,672
Net income (loss)	$(4,257)	$1,237	$(23,373)	$6,148
Net income (loss) per basic share	$(0.10)	$0.03	$(0.53)	$0.14
Net income (loss) per diluted share	$(0.10)	$0.03	$(0.53)	$0.13
Shares used in computing net income (loss) per basic share	43,992	43,535	43,887	43,510
Shares used in computing net income (loss) per diluted share	43,992	46,384	43,887	45,729

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net income (loss)	$(23,373)	$6,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,692	1,596
Stock-based compensation	6,142	6,081
Acquired in-process research and development	6,350	—
Amortization of intangibles	6,527	1,020
Other non-cash charges	538	(781)
Changes in operating assets and liabilities:
Accounts receivable	4,216	(1,379)
Prepaid expenses and other current assets	1,138	930
Other assets	769	(2,483)
Accounts payable	317	(1,057)
Accrued compensation	54	1,406
Other current accrued liabilities	(2,791)	2,183
Income tax payable	(3,533)	1,528
Deferred revenue	(307)	444
Long-term liabilities	664	2,083
Net cash provided by (used in) operating activities	(597)	17,719
Investing activities:
Purchases of marketable investments	—	(57,190)
Proceeds from sales of marketable investments	25,940	35,000
Capital expenditures	(2,053)	(3,856)
Acquisition of Chipidea Microelectronica, S.A., net of cash acquired	(120,944)	—
Restricted cash	(27,163)	—
Net cash used in investing activities	(124,220)	(26,046)
Financing activities:
Net proceeds from issuance of common stock	2,360	386
Proceeds from short-term debt, net	19,222	—
Repayments of short-term debt	(1,021)	—
Borrowings under capital lease obligations	546	—
Repayments of capital lease obligations	(115)	—
Net cash provided by financing activities	20,992	386
Effect of exchange rate on cash	(34)	45
Net decrease in cash and cash equivalents	(103,859)	(7,896)
Cash and cash equivalents, beginning of period	119,039	101,481
Cash and cash equivalents, end of period	15,180	93,585
Supplemental disclosures of cash transaction:
Income taxes paid	3,580	$2,165
Interest paid	1,384	$—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

MIPS Technologies, Inc. is a leading supplier of intellectual property (IP) to the global semiconductor industry. Our technology solutions include the high-performance MIPS architecture and related embedded processor cores, which are broadly used in markets such as digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. With the acquisition of Chipidea Microelectrónica S.A. (Chipidea) on August 27, 2007, we have become the leading supplier of IP to semiconductor companies for analog and mixed signal devices.  On April 24, 2008, we completed the transformation of Chipidea Microelectronica SA to MIPSABG Chipidea, Lda.  We have transformed the entity from a joint stock company to a limited liability partnership.

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

License and Contract Revenue

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

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts. The allowance for doubtful accounts was $2.1 million and $4,000 at March 31, 2008 and June 30, 2007.

Unbilled Receivables. Unbilled receivables are primarily related to revenues on contracts that have been recognized for accounting purposes under the percentage of completion method but have not yet been invoiced to customers.  We invoice the customer upon completion of the contractual milestone.

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

Restructuring.  We account for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities  (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  Restructuring costs include severance costs, asset write-offs and facilities closure costs.

Stock-Based Compensation. We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R). Compensation cost recognized during the three and nine-month periods ended March 31, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period.

    The following table shows total stock-based employee compensation expense (see Note 13, “Stock-Based Compensation” for types of stock-based employee arrangements) included in the condensed consolidated statement of operations for the three and nine-month periods ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	Nine Months Ended March 31, 2008	Nine Months Ended March 31, 2007
Costs and expenses:
Research and development	$605	$871	$2,263	$2,374
Sales and marketing	576	721	1,874	1,821
General and administrative	618	659	2,135	1,887
Total stock-based compensation expense	$1,799	$2,251	$6,272	$6,082

There was no capitalized stock-based employee compensation cost as of March 31, 2008 or 2007. There were no material recognized tax benefits during the third quarter of either fiscal 2008 or fiscal 2007.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $22,000 and $84,000 for the three- and nine-month periods ended March 31, 2008 and $35,000 and $106,000 for the three-month and nine-month periods ended March 31, 2007.

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

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$(4,257)	$1,237	$(23,373)	$6,148
Denominator:
Weighted-average shares of common stock outstanding	44,017	43,595	43,914	43,570
Less: Weighted-average shares subject to repurchase	(25)	(60)	(27)	(60)
Shares used in computing net income (loss) per basic share	43,992	43,535	43,887	43,510
Net income (loss) per basic share	$(0.10)	$0.03	$(0.53)	$0.14
Shares used in computing net income (loss) per diluted share	43,992	46,384	43,887	45,729
Net income (loss) per diluted share	$(0.10)	$0.03	$(0.53)	$0.13
Potentially dilutive securities excluded from net income (loss) per diluted share because they are anti-dilutive	13,764	5,163	10,812	7,904

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments.  Total comprehensive income for the third quarter of fiscal 2008 was $3.6 million and total comprehensive loss for the first nine months of fiscal 2008 was $8.9 million compared to total comprehensive income of $1.3 million and $6.4 million for the comparable periods in the prior year.

Note 4.  Acquisition

On August 27, 2007, we completed the acquisition of Chipidea Microelectronica S.A., a privately held supplier of analog and mixed signal intellectual property based in Lisbon, Portugal.  We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise. Payment of $12.5 million of the total consideration, which is due to certain former shareholders of Chipidea, is contingent upon their continued employment with us for the two year period after our acquisition of Chipidea.  Therefore, this consideration will be recorded as compensation expense over the period during which it is earned.  In addition, we have agreed to issue up to 610,687 shares of common stock of MIPS (or, at MIPS’ election, cash in an amount equal to the value of such shares at the time such shares are required to be issued) in February 2009, if certain revenue targets are achieved for the two year period through December 31, 2008. The value of the shares, if issued, will be added to the purchase price of the acquisition and recorded as goodwill. Furthermore, we have agreed to pay to the former shareholders of Chipidea up to 1.2 million Euro in cash (approximately $1.9 million at March 31, 2008), if Chipidea receives a certain grant from the Portuguese government on or before June 30, 2008. In the event that the grant from the Portuguese government is received, we will record the payment as goodwill.

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

Preliminary Purchase Price Allocation.   The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); therefore, Chipidea’s tangible assets and identifiable intangible assets have been valued based on their estimated fair value on the acquisition date as set forth below. The estimates and assumptions that we made are subject to change upon the finalization of the valuation of certain liabilities, intangible assets, property, and estimated useful lives of certain intangible assets. The preliminary purchase price of $137.2 million includes the cash paid of $147 million and the acquisition costs of $2.7 million less the contingent payment to employees of $12.5 million, and was allocated as follows (in thousands):

Cash and Investments	$1,566
Accounts receivable	14,124
Fixed Assets	9,841
Other current assets	1,401
Intangible assets	33,760
In-process research and development	6,350
Goodwill	106,499
Other long term assets	8,303
Short term debt	(968)
Accounts payable and other current liabilities	(27,991)
Deferred revenue	(2,240)
Deferred taxes	(12,033)
Long term liabilities	(1,402)
Total purchase price	$137,210

    The above purchase price allocation reflects adjustments recorded during the second and third quarters of fiscal 2008 based upon the valuation as of the date of acquisition of accounts receivables, accrued liabilities, deferred taxes and long-term liabilities and the determination of acquisition. As a result of these adjustments, goodwill decreased by $0.7 million, accounts receivable decreased by $1.3 million, intangible assets increased by $3.3 million, in process research and development increased by $0.9 million, accrued liabilities decreased by $0.7 million, deferred taxes increased by $3.3 million, long-term liabilities decreased by $1.0 million and acquisition costs increased by $0.4 million.

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

 Acquired In-Process Research and Development.  We expensed acquired in-process research and development (IPR&D) upon acquisition as it represents incomplete Chipidea research and development projects that had not reached technological feasibility and had no alternative future use as of the date of our acquisition. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value assigned to IPR&D was $6.4 million and determined based on an analysis of data concerning developmental products, their stage of development, the time and resources needed to complete them, target markets, their expected income and net cash flow generating ability and associated risks.  In the first quarter of fiscal 2008 we recorded a charge of $5.4 million based on preliminary valuation analysis.  In the second quarter of fiscal 2008 we finalized the purchase price allocation as of the date of acquisition and recorded an additional charge of $910,000.

The principal projects at acquisition date were extensions of existing technologies for several analog IP cores. We incurred post-acquisition cost of approximately $3.2 million during the first nine months of fiscal 2008 for these projects and estimate that an additional investment of approximately $300,000 in research and development will be required during the remainder of fiscal 2008 and 2009 to complete them.

 Goodwill.  Goodwill of $106.5 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows us to utilize our existing business model while growing the base of products we offer to the same set of customers. In addition, with the acquisition of Chipidea, we gain a strong team of analog and mixed signal designers for the development of commercial analog and mixed signal IP.  These factors significantly contributed to the determination of the purchase price and the recognition of goodwill.  Goodwill is not being amortized but will be reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill has been assigned to the ABG and is not expected to be deductible for tax purposes.  Additionally, goodwill is subject to foreign exchange translation adjustments as the functional currency of Chipidea is the Euro.

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

Contingent Consideration.  In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of possible indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price.  Under the terms of the acquisition, this amount has been set aside in an escrow account and is recorded in prepaid and other current assets and is scheduled to be released on the one year anniversary of the acquisition date.

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

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Total pro forma revenues	$27,323	$27,008	$82,808	$80,869
Pro forma net income (loss)	$(4,257)	$(5,048)	$(24,241)	$(6,961)
Pro forma net income (loss) per share - basic and diluted	$(0.10)	$(0.12)	$(0.55)	$(0.16)
Reported net income (loss)	$(4,257)	$1,237	$(23,373)	$6,148
Reported net income (loss) per share - basic	$(0.10)	$0.03	$(0.53)	$0.14
Reported net income (loss) per share - diluted	$(0.10)	$0.03	$(0.53)	$0.13

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

Note 5.  Purchased Intangible Assets and Goodwill

    Purchased Intangible Assets.  All of our purchased intangible assets, except goodwill, are subject to amortization. Purchased intangible assets subject to amortization consisted of the following as of March 31, 2008 and June 30, 2007 (in thousands):

	March 31, 2008			June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$28,192	(6,758)	21,434	$6,062	$(3,645)	$2,417
Customer relationships and backlog	15,334	(3,907)	11,427	1,310	(400)	910
Other	3,052	(431)	2,621	110	(68)	42
Purchased intangible assets	$46,578	(11,096)	35,482	$7,482	$(4,113)	$3,369

The estimated future amortization expense of purchased intangible assets as of March 31, 2008 is approximately $2.9 million, $8.1 million, $7.3 million, $6.5 million and $5.7 million for the remaining three months of fiscal 2008 and for fiscal years 2009, 2010, 2011 and 2012 respectively, and approximately $5.0 million for years following fiscal 2012.  The future amortization expense will be subject to foreign currency fluctuations as the Chipidea intangible assets are recorded in Euro. Amortization expense for purchased intangible assets was $6.5 million for the first nine months of fiscal 2008 and $873,000 for the first nine months of fiscal 2007.

The balance at March 31, 2008, included $19.7 million, $10.7 million, and $2.6 million of developed and core technology, customer relationships and backlog, and other intangibles, respectively, from the acquisition of Chipidea, with estimated useful lives of 5 to 15 years, 1 to 7 years, and 3 to 5 years, respectively.

    Goodwill.

    Goodwill as allocated to our segments as of March 31, 2008, consisted of the following (in thousands):

	Processor Business Group	Analog Business Group	Total
Balance at June 30, 2007	$565	—	$565
Additions (Chipidea)	—	106,499	106,499
Currency translation adjustment	—	16,914	16,914
Balance at March 31, 2008	$565	$123,413	$123,978

Note 6.  Debt

The components of short-term debt are as follows (in thousands):

March 31, 2008
Credit agreement	19,000
Bank lines of credit	2,134
Other	127
$21,261

We had no short-term debt outstanding at June 30, 2007.

    Revolving Credit Agreement.   On August 24, 2007, we entered into a $35 million Revolving Credit Agreement (Credit Agreement) with a syndicate of several banks and other financial institutions, and Jefferies Finance, LLC, as the administrative agent. Funds available under the Credit Agreement were used to fund the acquisition of Chipidea, as well as for general corporate and working capital purposes. In connection with the Credit Agreement, we incurred $1.6 million of underwriting fees, expenses and administration fees. We accounted for these fees as deferred loan origination fees and they will be amortized over the estimated life of the Credit Agreement and recorded as other expense.

    On February 22, 2008 we amended certain terms and definitions of the Credit Agreement (Amended Credit Agreement) in order to update certain covenant requirements.   The amendment provided  for, among other things, revisions to certain covenants, increased interest rates, a reduction in the revolving commitment amount to $20 million (with additional $1.0 million reductions to occur each month beginning on March 31, 2008) and certain limitations on the use of loan proceeds.  The remaining principal balance is due in full on August 22, 2008.  In connection with the Amended Credit Agreement we incurred $200,000 of amendment fees.  We accounted for these fees as deferred loan origination fees and they will be amortized over the estimated life of the Amended Credit Agreement and recorded as other expense.

On March 31, 2008, borrowings of $19 million were outstanding under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% or (b) a LIBOR rate, for a term period of one, two, three or six months, determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain additional costs.  We can elect to convert an existing interest calculation method at our discretion.  The applicable margin for borrowings under the Amended Credit Agreement is 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. As of March 31, 2008, the base rate was 5.25% and the LIBOR rate was 2.63%. We elected the LIBOR method for determining the interest rate for the outstanding $19 million.  Therefore, the interest rate on our borrowings as of March 31, 2008 was 6.63%.  Interest is payable on a monthly basis.

    We are required to pay a commitment fee to the lenders with respect to any unutilized commitments under the Amended Credit Agreement. The commitment fee on the Amended Credit Agreement is 0.375% per annum and is due quarterly. We may voluntarily reduce the amount committed under the Amended Credit Agreement on a permanent basis. Principal amounts outstanding under the Amended Credit Agreement are due and payable in full on August 22, 2008.

    The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, and report on a quarterly basis, for the trailing twelve months, a leverage ratio (as defined in the Amended Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. Our report to the lenders for the quarter ended March 31, 2008 is not yet due, but we believe we are in compliance with all covenants relating to the Amended Credit Agreement as of that date.

Bank Lines of Credit.   We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $2.6 million as of March 31, 2008.  The interest rates on these agreements range from 5.7% to 7.1% and the agreements have expiration dates ranging from April 15, 2008 to June 28, 2008, with automatic renewal provisions for additional 90-day or 6-month periods.  As of March 31, 2008, we have outstanding borrowings of $2.1 million and available credit of $508,000 under these agreements.

    Other.  We have a non-interest bearing loan with a Portuguese governmental agency.  The short-term portion of this loan is approximately $124,000 at March 31, 2008.  The long-term portion of this loan is approximately $140,000 at March 31, 2008 and is classified under long-term liabilities on the balance sheet.

    As of March 31, 2008, we have entered into letters of credit for approximately $2.8 million with various financial institutions in Portugal, Belgium, France and Norway in association with certain building leases and government grants.

Note 7.  Restructuring

    In January 2008 we announced plans to reduce operating costs in our processor business group by terminating the employment of certain employees in our United States locations and by closing our research and development center in the United Kingdom.  In total, 28 employees were terminated during the third quarter of fiscal 2008, resulting in approximately $900,000 of severance and benefits costs recorded as restructuring expense. All of the impacted employees were terminated by March 31, 2008.  In addition, asset disposal and transfer costs of approximately $250,000 and facilities costs of approximately $100,000 were recorded as restructuring expense in the third quarter of fiscal 2008 related to contract cancellation costs and other closure costs from the United Kingdom research and development center.

    We recorded the restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144,  Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).  The total charge to restructuring expense in the third quarter of fiscal 2008 was approximately $1.3 million.  All costs were paid as of March 31, 2008, except for approximately $80,000 related to facilities closure costs which was accrued as of March 31, 2008 and is recorded on our consolidated balance sheet.  We expect to incur additional expense of $200,000 in the fourth quarter of 2008 as we exit our United Kingdom facilities.  This restructuring action will be fully implemented by December 2008.

Note 8.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2008	2007	2008	2007
Interest income	$89	$1,866	$1,266	$4,994
Interest expense	(585)	(1)	(1,417)	(1)
Other	(266)	(21)	(1,337)	(176)
Total other income (expense), net	$(762)	$1,844	$(1,488)	$4,817

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	March 31, 2008	June 30, 2007
Equipment	$17,237	$15,473
Land and buildings	8,692	—
Furniture and fixtures	4,635	2,678
	30,564	18,151
Accumulated depreciation and amortization	(13,937)	(12,370)
Equipment, furniture and property, net	$16,627	$5,781

Note 10.  Prepaid Expenses and Other Current and Long-Term Assets

The components of prepaid expenses and other current assets are as follows (in thousands):

	March 31, 2008	June 30, 2007
Short-term restricted cash	$14,955	$—
Other prepaid expenses and other assets	3,135	2,472
	$18,090	$2,472

The components of other long-term assets are as follows (in thousands):

	March 31, 2008	June 30, 2007
Long-term restricted cash	$15,855	$264
Investments in other companies	4,436	4,463
Long-term computer aided design licenses	12,566	4,474
Cash surrender value of insurance contracts tied to our deferred compensation plan	2,108	2,310
Other long-term assets	580	1,068
	$35,545	$12,579

Note 11.  Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2008	June 30, 2007
Accrued compensation and employee-related expenses	$13,311	$6,848
Income taxes payable	594	2,195
Payable to Chipidea shareholders	14,955	—
Capital lease obligations	8,083	—
Other accrued liabilities	17,006	7,075
	$53,949	$16,118

The components of long-term liabilities are as follows (in thousands):

	March 31, 2008	June 30, 2007
Deferred compensation	$2,619	$2,298
Long-term deferred tax liability	14,052	—
Long-term income tax liability	2,548	—
Long-term accounts payable	5,894	2,363
Other long-term liabilities	2,607	1,065
	$27,720	$5,726

Note 12.  Commitments and Contingencies

    Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $12.1 million as of March 31, 2008. Payments of these obligations are subject to the provision of services or products.

Litigation

    A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, which was filed on October 27, 2006, is pending in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs.  The court granted MIPS' motion to dismiss the consolidated complaint and granted plaintiff leave to file an amended complaint.  Plaintiff subsequently filed an amended complaint and MIPS has filed another motion to dismiss.  It is not known when or on what basis the action will be resolved.

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

Note 13.  Stock-Based Compensation

Activity under our Stock Option Plans for the nine months ended March 31, 2008 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
				(in thousands)
Outstanding at July 1, 2007	13,830,478	$7.39
Options granted	2,773,463	$6.55
Options exercised	(434,194)	$5.50
Options cancelled	(1,110,364)	$8.24
Outstanding at March 31, 2008	15,059,383	$7.24	4.35	$1,847
Exercisable at March 31, 2008	11,536,680	$7.47	3.87	$1,826

Aggregate intrinsic value represents the value of our closing stock price on the last trading day of the period in excess of the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the value of our closing stock price on the exercise date in excess of the exercise price multiplied by the number of options exercised. The total intrinsic value of options exercised for the nine months ended March 31, 2008 and 2007 was $1.1million and $200,000.

Nonvested share activity under our Stock Options Plans for the nine months ended March 31, 2008 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested balance at July 1, 2007	60,000	$4.72
Vested	(30,000)	$4.72
Cancelled	(5,000)	$4.52
Nonvested balance at March 31, 2008	25,000	$4.76

As of March 31, 2008, $41,000 of total unrecognized compensation costs related to nonvested awards is expected to be recognized over a weighted average period of 0.41 years. The fair value of shares vested during the first nine months of fiscal 2008 was $235,000.

Grant Date Fair Values. The weighted average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options		Employee Stock Purchase Plan
	Nine Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Expected life (in years)	4.20	4.20	0.73	—
Risk-free interest rate	3.66%	4.83%	4.07%	—
Expected volatility	.51	.63	.36	—
Dividend yield	0.00%	0.00%	0.00%	—
Grant date fair value	$2.93	$3.68	$2.26	$—

There were no shares granted under our stock purchase plan during the first nine months of fiscal 2008.  Our current purchase period began on August 6, 2007 and will end on April 30, 2008.  There were no employee stock purchases in fiscal 2007.

Note 14.  Income Taxes

We recorded an income tax benefit of $1.8 million for the three-month period ended March 31, 2008 and a provision of $0.7 million for the comparable period in fiscal 2007. For the nine-month period ended March 31, 2008, we have recorded an income tax provision of $1.0 million and a tax provision of $3.7 million for the comparable period in fiscal 2007.  At the third quarter, we have revised our annual forecast related to the Analog Business Group which has resulted in a true-up of the effective rate in the quarter by recognizing a current period tax benefit in Portugal. For the Processor Business Group, we continued to recognize a valuation allowance against the deferred tax assets in U.S. as we believe that it is more likely than not that the deferred tax assets will not be recognized and expire unutilized.

Our estimated annual income tax before discrete items for fiscal 2008 primarily consists of U.S. state minimum taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes. The actual tax provision for the nine-month period ended March 31, 2008 differs from the estimated annual tax due to differentials between US and foreign country tax rates, inclusion in US income of certain foreign subsidiary income, write-off of in process research and development from the Chipidea acquisition, foreign withholding taxes, foreign tax credits generated, a change in estimate related to tax reserves, increase in the valuation allowance in the US and discrete items recorded during the period.  The annual effective tax rate of 38% for fiscal 2007 for the nine-month period ended March 31, 2007 primarily consisted of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.

We adopted the provisions of FIN 48 on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we recognized a decrease of approximately $264,000 in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $264,000 in accumulated deficit.  The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $4.3 million as of March 31, 2008. The increase in the gross unrecognized tax benefits from July 1, 2007 to March 31, 2008 was primarily related to amounts assumed in the Chipidea acquisition. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $817,000 as of July 1, 2007 and $835,000 as of March 31, 2008.

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $150,000 as of July 1, 2007 and approximately $479,000 as of March 31, 2008, with approximately $78,000 being included as a component of provision for income taxes in the nine-month period ended March 31, 2008. The increase in interest and penalties from July 1, 2007 to March 31, 2008 was primarily related to amounts assumed in the Chipidea acquisition.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal. Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

Note 15. Operating Segments and Geographic information

    We evaluate our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Our Chief Executive Officer has been identified as our Chief Operating Decision Maker (CODM). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

    Prior to fiscal year 2008, we determined that we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. These costs are certain corporate expenses such as general and administrative expenses, selling costs, the amortization of purchased intangible assets associated with the Chipidea acquisition, employee share-based compensation expense, and certain acquisition costs related to the purchase of Chipidea.  Our costs, operating results and balance sheets are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of March 31, 2008. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

    We are a leading provider of industry-standard microprocessor 32- and 64-bit architectures and cores and a leading supplier of analog and mixed-signal semiconductor intellectual property. The major segments we serve are as follows:

        (i)           Processor Business Group:

            The PBG provides industry-standard processor architectures and cores for digital consumer and business applications. This group designs and licenses high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Markets served by the PBG segment include digital set-top boxes, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers, portable media players, microcontrollers and network routers.

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

    The following tables show revenue, depreciation and amortization expense, segment operating loss and total assets and expenditures for long-lived assets of each segment (in thousands):

Three months ended March 31, 2008

	Processor Business Group	Analog Business Group	Corporate Unallocated Amounts (1)	Total
Revenue	$18,110	$9,213	—	$27,323
Gross margin	17,665	2,555	(2,304)	17,916
Depreciation expense	376	169	346	891
Amortization expense	1,262	—	2,528	3,790
Allocated operating expense	7,822	465	14,922	23,209
Segment contribution margin (loss)	9,843	2,090	(17,226)	(5,293)
Other income (expense), net	—	—	(762)	(762)
Loss before taxes	—	—	—	(6,055)
Total assets	87,651	173,966	—	261,617
Total expenditures for additions to long-lived assets	—	1,587	—	1,587

(1)
The unallocated corporate items primarily include general and administrative expenses of $6.3 million, selling expenses of $3.7 million, restructuring costs of $1.3 million, certain acquisition costs related to the purchase of Chipidea of $1.7 million and employee share-based compensation expense of $1.8 million.  Management does not allocate long-lived assets to the corporate function when evaluating the performance of the business groups.

Nine months ended March 31, 2008

	Processor Business Group	Analog Business Group	Corporate Unallocated Amounts (2)	Total
Revenue	$54,665	$21,261	—	$75,926
Gross margin	53,373	5,775	(5,332)	53,816
Depreciation expense	1,306	390	996	2,692
Amortization expense	3,620	—	5,890	9,510
Allocated operating expense	24,079	1,450	49,154	74,683
Segment contribution margin (loss)	29,294	4,325	(54,486)	(20,867)
Other income (expense), net	—	—	(1,488)	(1,488)
Loss before taxes	—	—	—	(22,355)
Total assets	87,650	173,967	—	261,617
Total expenditures for additions to long-lived assets	6,241	7,196	—	13,437

(2)
The unallocated corporate items primarily include general and administrative expenses of $20.5 million, selling expense of $10.4 million, restructuring costs of $1.3 million, IPR&D expense of $6.4 million, certain acquisition costs related to the purchase of Chipidea of $4.0 million and employee share-based compensation expense of $6.3 million.  Management does not allocate long-lived assets to the corporate function when evaluating the performance of the business groups.

Note 16.  Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This statement will have no impact on our financial condition or results of operations unless we enter into a business combination after June 30, 2009.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We have not yet determined the impact, if any, that SFAS 160 will have on our financial statements.

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

Revenue in the third quarter of fiscal 2008 increased 43% over the comparable period in fiscal 2007 due to an increase in both royalties and license and contract revenue.  The increase in royalties of $1.8 million was primarily due to a 15% increase in PBG royalties.  Our licensees reported shipments of approximately 115 million units during the quarter, an increase of 31% over the comparable period in fiscal 2007.

License and contract revenue increased by 77% over the comparable period in fiscal 2007 due to the revenue contribution from ABG of $9.0 million for which there is no comparable fiscal 2007 contribution.  The ABG contribution was offset in part by a 30% decline in PBG license revenue.

         Our gross margin was $17.9 million compared to $18.6 million in the same quarter of the prior year.  Our blended gross margin for the two business units combined was 66% for the quarter, which is a significant decrease from our gross margin percentage before the Chipidea acquisition.  .  This decrease in gross margin percentage reflects the increase in the proportion of license and contact revenue to total revenue.  Revenue from ABG contracts is directly tied to development projects related to customer and project specific requirements, therefore such development costs are recorded as costs of revenue, whereas the majority of revenue from PBG contains a lower percentage of engineering services and a higher percentage of IP which leads to a higher average gross margin.

Total costs and operating expense in the third quarter of fiscal 2008 increased by $13.6 million or 72% over the comparable period in fiscal 2007. The increase was primarily due to the ABG costs and expenses of $7.1 million, not including certain corporate unallocated costs such as general and administrative expenses, selling expenses and the amortization of purchased intangible assets associated with the acquisition of Chipidea. In addition, operating expense included amortization of $1.7 million recorded as compensation expense associated with the Chipidea purchase agreement for the continued employment of certain Chipidea employees. In addition, in the third quarter of fiscal 2008 we recorded approximately $1.3 million in restructuring costs associated with the cost reducing actions implemented in January 2008.   We expect our operating expenses for the remainder of fiscal 2008 to be higher than the comparable periods in fiscal 2007 as they now include Chipidea expenses.

Net loss before income tax provision for the third quarter of fiscal 2008 was $6.1 million compared to net income before income tax of $1.9 million in the third quarter of fiscal 2007.

Our cash, cash equivalents and marketable securities remained flat at approximately $15.2 million at March 31, 2008 as we generated cash from operations during the quarter but also paid down certain debts during the quarter.

Results of Operations

Revenue.  Total revenue consists of royalties and license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development or configuration of existing IP. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications during a specified period, and whether the license granted covers a particular design or a broader architecture.

Our revenue in the three-month and nine-month periods ended March 31, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	Change in Percent	2008	2007	Change in Percent
Revenue
Royalties	$12,556	$10,733	17%	$35,590	$33,128	7%
Percentage of Total Revenue	46%	56%		47%	56%
License and Contract Revenue	$14,767	$8,342	77%	$40,336	$26,502	52%
Percentage of Total Revenue	54%	44%		53%	44%
Total Revenue	$27,323	$19,075	43%	$75,926	$59,630	27%

Royalties.   The increase in royalties in the third quarter of fiscal 2008 from the comparable period in fiscal 2007 is primarily due to a 31% increase in unit volumes shipped by our royalty paying licensees offset in part by a decline in the average selling price of chips sold by our licensees, which leads to lower royalties as many of our royalty contracts are based on royalties as a percentage of licensee net revenue.

Royalties in the first nine months of fiscal 2008 increased from the comparable period in fiscal 2007.  The increase is due to the addition of royalties from the ABG of $737,000 following the acquisition of Chipidea in August 2007 and an 18% increase in PBG unit shipments offset in part by a decline in the average selling price of chips sold by our licensees, which leads to lower royalties as many of our royalty contracts are based on royalties as a percentage of licensee net revenue.

License and Contract Revenue.  The increase in license and contract revenue in both periods presented is due to the addition of contract revenues from the ABG following the Chipidea acquisition in August 2007.  In the third quarter of fiscal 2008, contract revenues from the ABG were $9.0 million.  The ABG entered into 26 new contracts in the third fiscal quarter of 2008. Revenue from ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance.  The ABG revenue increase was offset in part by a decrease in license revenue generated by the PBG of $2.5 million even though there were two more contracts signed in the quarter compared to the same period in the prior year.  There were six new license agreements completed by the PBG in the third quarter of fiscal 2008 compared to four in the third quarter of fiscal 2007.  License fees generated by the MIPS 24K core product family decreased $1.4 million,  fees generated by the MIPS architecture family decreased $1.0 million and fees generated by the MIPS 4K core family decreased $1.1 million compared to the corresponding period in fiscal 2007.   These decreases were partially offset by an increase in fees generated by the MIPS 34K and 74K core product families of $1.4 million.

The increase in license and contract revenues in the first nine months of fiscal 2008 over the comparable period in fiscal 2007 is due to contract revenues from the ABG of $20.5 million.  There were 77 new contracts completed by the ABG in the first nine months of 2008 subsequent to our acquisition of Chipidea, and 214 contracts generating ABG revenue as of March 31, 2008     This increase was offset in part by a decrease in license revenue generated by the PBG of $6.7 million.   There were seventeen new license agreements completed by the PBG in the first nine months of fiscal 2008 compared to twenty-one in the comparable period of fiscal 2007.  Fees generated by the MIPS 24K core product family decreased $5.6 million, fees generated by the MIPS architecture family decreased by $1.4 million and fees generated by the MIPS 4K core product family decreased by $1.1 million in the first nine months of fiscal 2008 over the comparable period in fiscal 2007, offset somewhat by an increase in fees from the MIPS 34K and 74K core product families of $3.0 million.

Cost and Expenses.  Our cost and expenses for the three-month and nine-month periods ended March 31, 2008 and March 31, 2007 was as follows (in thousands):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2008	2007	Change in Percent	2008	2007	Change in Percent
Cost and Expenses
Cost of Contract Revenue	$9,407	$492	1,812%	$22,110	$1,261	1,653%
Research and Development	$9,315	$8,159	14%	$27,821	$24,185	15%
Sales and Marketing	$6,056	$5,345	13%	$17,796	$15,314	16%
General and Administrative	$6,559	$4,978	32%	$21,437	$13,867	55%

Cost of Contract Revenue.  Cost of contract revenue includes salaries, depreciation, and the amortization of intangible assets primarily associated with the ABG.  The increase in cost of contract revenue in the third quarter of fiscal 2008 and the first nine months of fiscal 2008 over the comparable periods in fiscal 2007 is due to the additional cost of revenue associated with Chipidea’s analog processor products.  The ABG’s revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements.  As such, the cost of revenue for the ABG is substantially higher than is the case for the PBG.

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

The increase in research and development expenses in the third quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in compensation expense of $966,000  due to the accrual of payments to be made in association with the Chipidea purchase agreement.  These payments are to certain founders of Chipidea and are subject to the continued employment of these employees.  The increase was offset in part by a decrease in stock-based compensation expense because of decreases in headcount due to the restructuring actions taken in the third quarter of fiscal 2008 as well as decreases in the valuation of new grants.

The increase in research and development expenses in the first nine months of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $1.3 million related to the annual merit increase in the processor business group, as well as the addition of $755,000 of salary expense related to the research and development employees in the ABG.  Compensation expense further increased by $1.6 million primarily due to the accrual of payments to be made in association with the Chipidea purchase agreement.  These payments are to certain founders of Chipidea and are subject to the continued employment of these employees.  This increase was somewhat offset by decreases in bonus earned under our PBG bonus plans as we did not meet plan targets in the PBG in the first nine months of fiscal 2008.  In addition, depreciation expense increased by $432,000 due to an increase in our computer-aided design tool base and IT infrastructure to support our engineering efforts.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

    The increase in sales and marketing expense for the third quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $703,000 related to the annual merit increase in the processor business group as well as the addition of $343,000 of expense related to the sales and marketing employees in the ABG.  In addition, travel expense increased by $108,000 primarily due to the increase in our worldwide sales force from the ABG acquisition.  These increases were somewhat offset by a decrease in consulting expense of $361,000 due to the termination of a contract with a sales agent in Taiwan and lower spending on third party marketing projects.

The increase in sales and marketing expense for first nine months of fiscal 2008 over the comparable period in fiscal 2007 was primarily due to an increase in salary expense of $2.3 million related to the annual merit increase in the processor business group as well as the addition of $1.2 million of expense related to the sales and marketing employees in the ABG.  In addition, travel expense increased by $494,000 primarily due to the increase in our worldwide sales force from the ABG acquisition and an increase in the cost of our annual sales conference held in the first quarter of the fiscal year.  These increases were somewhat offset by a decrease in commission and bonus expense of $445,000 reflecting a decrease in commissions caused by lower revenues in the first nine months of fiscal 2008 and a decrease in bonus earned under our PBG bonus plans as we did not meet plan targets in the first nine months of fiscal 2008.  Additionally there was a decrease of $794,000 in consulting expense primarily due to the termination of a contract with a sales agent in Taiwan and lower spending on third party marketing projects.

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

    The increase in general and administrative expenses in the third quarter of fiscal 2008 over the comparable period in fiscal 2007 was primarily the result of an increase in salary and benefits expense of $634,000 primarily due to expenses for the additional administrative employees in the ABG, an increase in consulting expense of $389,000 as we used contractors to fill resource gaps, and an increase in compensation expense of $380,000 primarily due to the accrual of payments to be made in association with the Chipidea purchase agreement.  These payments are to certain founders of Chipidea and are subject to continued employment of these employees..  These increases were somewhat offset by decreases in bonus earned under our PBG bonus plans as we did not meet PBG bonus plan targets in the first nine months of fiscal 2008.   In addition, travel expense increased by $210,000 primarily due to the increase in travel associated with the addition of the ABG.  These expenses were somewhat offset by  a decrease in outside services fees of $309,000 due to lower costs associated with the stock option investigation which was concluded in July 2007.

The increase in general and administrative expenses in the first nine months of fiscal 2008 over the comparable period in fiscal 2007 was the result of an increase in fees related to the integration of the ABG of $2.2 million, an increase in audit and tax fees of $1.1 million and an increase in salary and benefits expense of $1.3 million primarily due to expenses for the additional administrative employees in the ABG.   Compensation expense increased by $836,000 primarily due to the accrual of payments to be made in association with the Chipidea purchase agreement.  These payments are to certain founders of Chipidea and are subject to continued employment of these employees.  These increases were somewhat offset by decreases in bonus earned under our PBG bonus plans as we did not meet plan targets in the first nine months of fiscal 2008.  In addition, travel expense increased by $558,000 primarily due to the increase in travel associated with the addition of the ABG and consulting expense increased by $507,000 as we used contractors to fill resource gaps.  Also, there was an increase in expenses related to our board of directors of $398,000 related to stock compensation expense from annual renewal grants. These increases were somewhat offset by a decrease of $1.3 million in fees related to the stock option investigation which was concluded in July 2007.

    Restructuring.   In January 2008 we announced plans to reduce operating costs in the PBG by terminating the employment of certain employees in our United States locations and by closing our research and development center in the United Kingdom. The total charge to restructuring expense recorded in the third fiscal quarter of 2008 was $1.3 million. The restructuring plans will be fully implemented by December 2008.

Acquired In-process Research and Development. In August 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal intellectual property, for cash consideration. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $6.4 million in the first nine months of fiscal 2008 for the acquired in-process research and development expense upon completion of the acquisition.

            Other Income (Expense), Net. Other income (expense), net, for the third quarter of fiscal 2008 was an expense of $762,000 compared to income of $1.8 million for the comparable period in fiscal 2007. The decrease in other income was primarily due to a decrease in interest income of $1.8 million because of the decrease in our invested balances after the Chipidea acquisition, an increase in interest expense of $584,000 primarily due to interest incurred on our short-term debt, and amortization of $686,000 in loan origination fees related to our revolving credit agreement.  These increases were somewhat offset by fluctuations in realized foreign exchange gains of $786,000.

Other income (expense), net, for the first nine months of fiscal 2008 was an expense of $1.5 million compared to income of $4.8 million for the comparable period in fiscal 2007. The decrease in other income was primarily due to a decrease in interest income of $3.7 million because of the decrease in our invested balances after the Chipidea acquisition, an increase in interest expense of $1.4 million primarily due to interest incurred on our short-term debt, and amortization of $1.5 million in loan origination fees related to our revolving credit agreement.

    Income Taxes.  We recorded an income tax benefit of $1.8 million for the three-month period ended March 31, 2008 and a provision of $0.7 million for the comparable period in fiscal 2007. For the nine-month period ended March 31, 2008, we have recorded an income tax provision of $1.0 million and a tax provision of $3.7 million for the comparable period in fiscal 2007.  At the third quarter, we have revised our annual forecast related to the Analog Business Group which has resulted in a true-up of the effective rate in the quarter by recognizing a current period tax benefit in Portugal. For the Processor Business Group, we continued to recognize a valuation allowance against the deferred tax assets in U.S. as we believe that it is more likely than not that the deferred tax assets will not be recognized and expire unutilized.

    Our estimated annual income tax before discrete items for fiscal 2008 primarily consists of U.S. state minimum taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes. The actual tax provision for the nine-month period ended March 31, 2008 differs from the estimated annual tax due to differentials between US and foreign country tax rates, inclusion in US income of certain foreign subsidiary income, write-off of in process research and development from the Chipidea acquisition, foreign withholding taxes, foreign tax credits generated, a change in estimate related to tax reserves, increase in the valuation allowance in the US and discrete items recorded during the period.  The annual effective tax rate of 38% for fiscal 2007 for the nine-month period ended March 31, 2007 primarily consisted of US federal and state taxes and foreign taxes on income earned in certain foreign jurisdictions and withholding taxes, offset in part by the availability of certain foreign tax credits and general business tax credits.

    In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards 109, Accounting for Income Taxes (SFAS 109). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.

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
The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $4.3 million as of March 31, 2008. The increase in the gross unrecognized tax benefits from July 1, 2007 to March 31, 2008 was primarily related to amounts assumed in the Chipidea acquisition. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $817,000 as of July 1, 2007 and $835,000 as of March 31, 2008.

    We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $150,000 as of July 1, 2007 and approximately $479,000 as of March 31, 2008, with approximately $78,000 being included as a component of provision for income taxes in the nine-month period ended March 31, 2008. The increase in interest and penalties from July 1, 2007 to March 31, 2008 was primarily related to amounts assumed in the Chipidea acquisition.

    Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal. Our fiscal 2004 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.

Financial Condition

As a result of the acquisition of Chipidea by payment of cash, our cash, cash equivalents and marketable securities decreased by approximately $127 million during the first quarter of fiscal 2008.  We entered into a short-term revolving loan agreement of $35 million to help fund the acquisition and current operating requirements.  The amount available under the revolving loan was reduced by an amendment in February 2008 to $19 million, all of which was outstanding on March 31, 2008. Payments of the revolving loan in the amount of $1 million are due monthly beginning in April 2008, and the remaining principal amounts outstanding under this revolving loan agreement are due and payable in full on August 22, 2008.  At March 31, 2008, we had cash, cash equivalents and marketable investments of $15.2 million.  Our principal requirements for cash are to fund working capital needs, and, to a lesser extent, capital expenditures for equipment purchases, licensing of computer aided design tools used in our development activities and acquisition of technologies and patents. The following table summarizes selected items (in thousands) from our statements of cash flows for the nine months ended March 31, 2008 and 2007. For complete statements of cash flows for those periods, see the financial statements in Item 1.

	Nine Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(597)	$17,719
Net income (loss)	(23,373)	6,148
Depreciation	2,692	1,596
Stock-based compensation	6,142	6,081
Acquired in-process research and development	6,350	—
Amortization of intangibles	6,527	1,020
Accounts receivable	4,216	(1,379)
Other assets	769	(2,483)
Other current accrued liabilities	(2,791)	2,183
Income tax payable	(3,533)	1,528
Long-term liabilities	664	2,083

Net cash used in investing activities	$(124,220)	$(26,046)
Net maturities (purchases) of short-term investments	25,940	(22,190)
Capital expenditures	(2,053)	(3,856)
Acquisition of Chipidea Microelectronica S.A., net of cash acquired	(120,944)	—
Restricted cash	(27,163)	—

Net cash provided by financing activities	$20,992	$386
Proceeds from short-term debt, net	19,222	—
Repayments of short-term debt	(1,021)
Net proceeds from issuance of common stock	2,360	386

Net decrease in cash and cash equivalents	$(103,859)	$(7,896)

    Net cash used in operating activities was $597,000 for the nine-month period ended March 31, 2008, primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs.  In addition, cash was used by a decrease in our income taxes payable and a decrease in accrued liabilities due to the payment of accrued invoices for acquisition and integration costs.   These uses of cash were partially offset by cash provided by collections from existing Chipidea receivables acquired in connection with the Chipidea acquisition and a decrease in our long-term assets due to normal amortization.

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

    Net cash used in investing activities was $124.2 million for the nine month period ended March 31, 2008 which was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition.  This use of cash was offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.  Net cash used in investing activities was $26.0 million for the nine months ended March 31, 2007 which was primarily due to purchases of equipment and computer-aided design tools used in our development activities as well as purchases of short-term investments.

    Net cash provided by financing activities was $21.0 million for the nine months ended March 31, 2008 compared to $386,000 for the comparable period in the prior year. Net cash provided by financing activities during the nine month period ended March 31, 2008 was primarily attributable to the loan of $20 million under our revolving credit agreement and activity under our employee stock plans, offset in part by cash paid for loan origination fees and loan repayments.   Net cash provided by financing activities during the nine month period ended March 31, 2007 was attributable primarily to purchases under our employee stock plans.

    Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•	the cost, timing and success of product development efforts;
•	the cost, timing and success of refinancing the existing Jefferies debt,
•	the level and timing of contract revenues and royalties;
•	the cost of maintaining and enforcing patent claims and other intellectual property rights and other litigation;
•	level and timing of restructuring activities; and
•	whether cash would be used to complete any acquisitions.

    Principal amounts outstanding under the revolving loan agreement entered into in association with the Chipidea acquisition are due and payable in full on August 22, 2008.  We are seeking to refinance this loan [or obtain additional financing] prior to the loan maturity date.  Also, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants.  Our failure to raise capital when needed, including in connection with the refinancing of the revolving loan agreement, could have a material adverse effect on our business, results of operations and financial condition.  Based on our expectations of our ability to refinance the loan, we believe that we have sufficient cash and borrowing capacity to meet our projected operating and capital requirements for the next twelve months.

    The revolving loan agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, and report on a quarterly basis, for the trailing twelve months, a leverage ratio (as defined in the Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. Our report to the lenders for the quarter ended March 31, 2008 is not yet due, but we believe we were in compliance with all covenants relating to the agreement as of that date.

    We are exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, in the first nine months of fiscal 2008, we recorded approximately $9.6 million in other comprehensive income, net of deferred tax liabilities, in the equity section of our balance sheet related to fluctuations in the Euro exchange rate, as Chipidea’s functional currency is the Euro.

Our contractual obligations as of March 31, 2008 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$12,469	$3,394	$3,778	$2,713	$2,584
Capital lease obligations (2)	9,115	8,151	824	140	—
Purchase obligations (3)	12,116	9,063	3,053	—	—
Debt (4)	21,631	21,491	140	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	21,274	21,274	—	—	—
Other long-term liabilities and obligations (6)	19,125	7,348	11,777	—	—
Total	$95,730	$70,721	$19,572	$2,853	$2,584

(1)
We lease office facilities and equipment under noncancelable operating leases that expire through 2016. In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $264,000, which is guaranteed by a time-based certificate of deposit.  In addition, we have entered into letters of credit of approximately $2.8 million with various financial institutions in Portugal, Belgium, Norway, and France in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property.

(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $4.6 million since June 30, 2007 primarily due to purchases of computer aided design licenses and additional purchase orders from the ABG.

(4)
Debt includes $19 million due under a revolving credit agreement, $2.1 million due under various credit lines, $267,000 primarily due to a loan with a government agency in Portugal, and related future interest payments.

(5)
Short-term liabilities includes:  $15.0 million related to an escrow account related to the Chipidea acquisition completed in August 2007, which will be settled twelve months from the acquisition date, $2.5 million related to a prepayment associated with the sale of a building, $1.6 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $2.2 million in payables for computer aided design licenses not included in outstanding purchase orders.

(6)
Long-term liabilities and obligations include:  $2.6 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $14.7 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition, half of which will be settled 12 months from the acquisition date and half of which will be settled 24 months from the acquisition date, $726,000 due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.1 million in payables for computer aided design licenses not included in outstanding purchase orders.

The table above does not include:  (1) the potential cash earn-out payments of up to $1.0 million payable within 1 year related to the acquisition of FS2, which are contingent upon the achievement of certain minimum earnings thresholds and project milestone achievement; (2) the potential additional cash purchase payment of up to 1.2 million Euro payable within 1 year related to certain Portuguese government grants associated with the Chipidea purchase; and (3) the potential additional performance-based milestone payment of 610,687 shares of our common stock or a cash equivalent related to the Chipidea acquisition, due in February 2009.  Also, as a result of the adoption of FIN 48 on July 1, 2007, we reclassified unrecognized tax benefits to long-term income taxes payable.  As of March 31, 2008, we had $5,922,000 of income tax liabilities.  At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months.  While these contingent payments are not fixed at present, they represent potential commitments.

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

We are also exposed to fluctuations in currency exchange rates because the functional currency of our international operating subsidiaries is the local currency.  We experience foreign exchange translation exposure on our net assets and liabilities denominated in currencies other than the U.S. dollar.  The related foreign currency translation gains and losses from translating these amounts into U. S. dollars are reflected in accumulated other comprehensive income under stockholder’s equity on our balance sheet.   For example, Chipidea’s functional currency is the Euro and fluctuations in the Euro exchange rate will impact our earnings and our asset and liabilities.  We have not hedged against these fluctuations.  We also carry a restricted cash balance of 9.3 million Euro as of March 31, 2008 on our U.S. dollar balance sheet.  This amount is remeasured each period and fluctuations are recorded in our income statement.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2008, because of the material weakness described in Part II, Item 9A, in our 2007 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provision by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts were ineffective. We have an on-going process of analyzing and improving our internal controls, including those related to the material weakness identified by management and have largely developed and are implementing a plan to remediate the material weaknesses described above. With regard to the process of accounting for income taxes, our remediation plan includes: (a) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) consultation with tax experts in a timely manner.   Although we are continuing to implement this plan in order to address this material weakness, we cannot assure you that this material weakness will not cause us to determine that our internal control over financial reporting is not effective as of the end of our current fiscal year.

Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, which was filed on October 27, 2006, is pending in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant.  The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs.  The court granted MIPS' motion to dismiss the consolidated complaint and granted plaintiff leave to file an amended complaint.  Plaintiff has subsequently filed an complaint and MIPS has filed another motion to dismiss. It is not known when or on what basis the action will be resolved.

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

•	our dependence on the MIPS management team to manage the Chipidea business, and integrate it with our existing business;
•
the possible adverse impact to us if we were to lose key Chipidea personnel, such as Jose Franca, founder and CEO, whose ongoing employment with us could be important to our ability to continue to advance the Chipidea technology and to effectively market and sell its products;

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

We used all of our cash to complete the acquisition of Chipidea.    We used all of our available cash and short term investments to complete the acquisition of Chipidea, and in connection with the acquisition incurred debt under the Revolving Credit Agreement.  This use of cash dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term. In addition, we have not previously incurred debt for borrowed money. Loans under this facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  We amended certain terms of the Revolving Credit Agreement in February 2008 including the payment schedule and a reduction in the size of the line.  Payments in the amount of $1 million are required on a monthly basis beginning in April 2008 and the remaining principal balance is due in August 2008. We cannot be assured that we will be able to repay this debt on or before its due date. We will be required to make substantial interest payments for so long as this debt is outstanding,. We may be required to take on longer term financing to replace this facility, or sell equity securities in order to have cash to repay it and we cannot be assured of our ability to obtain such financing or our ability to sell equity securities.  If we can not replace the debt facility, we may be required to curtail our operations or tak other acts that could adversely affect our ability to be successful over the longer term.  Our incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility, or in any future debt we incur to replace this facility, may prevent us from taking advantage of opportunities that are otherwise available to us.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

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

    The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our PBG contract revenue increased 28% in fiscal 2005, but declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 25% during the first nine months of fiscal 2008 over the comparable period in fiscal 2007. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

Our ability to achieve design wins may be limited unless we are able to develop enhancements and new generations of our intellectual property.    Our future success will depend, in part, on our ability to develop enhancements and new generations of our processors, cores or other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our intellectual property cores and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

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

We may incur restructuring charges in the future, which could harm our results of operations.  In January 2008, we announced plans to reduce our workforce with the objective of reducing our operating expenses.  These actions resulted in a restructuring charge in the third quarter of fiscal 2008 of $1.3 million, comprised of employee severance costs, facilities exit costs, and asset write-offs.  These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations.  If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges.  These restructuring charges could harm our results of operations.

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

In the future, if we determine that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future. Goodwill is evaluated annually for impairment in the fourth quarter of each fiscal year or more frequently if events and circumstances warrant, and our evaluation depends to a large degree on estimates and assumptions made by our management. Through fiscal 2007, our business was organized as one reporting unit. Accordingly, the assessment of impairment of goodwill was based on a comparison of the net book value to the market value of MIPS. However, beginning in fiscal 2008, we will have multiple reporting units. Our assessment of any impairment of goodwill will be based on a comparison of the fair value of each of our reporting units to the carrying value of that reporting unit. Our determination of fair value relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change, or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in a goodwill impairment charge.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Offer Letter to John Derrick (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on January 4, 2008).

10.2	Amendment No. 1 to Credit Agreement (incorporated herein by reference to Exhibit 99.01 to the Company’s Form 8-K filed on February 22, 2008).

10.3	Offer Letter to Maury Austin (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on March 19, 2008).

10.4	Offer Letter to Robin L. Washington (incorporated herein by reference to Exhibit 99.01 to the Company’s Form 8-K filed on April 25, 2008).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

May 9, 2008	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)