Form 10-K
period 2008-06-30
MIPS TECHNOLOGIES INC
filed 2008-09-15
CIK 1059786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2007) was approximately $98 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,359,816

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s Proxy Statement relating to the registrant’s 2008 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART 1

Item 1.	Business

General

MIPS Technologies, Inc. is the world’s second largest semiconductor design IP company and the largest provider of analog IP worldwide based on worldwide revenue in 2007. With more than 250 worldwide customers, MIPS Technologies is the only company that provides a combined portfolio of processors, analog IP and software tools for the SoC (System on Chip) market. We operate with two business Groups, the Processor Business Group and the Analog Business Group. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for processor architectural and product rights, design and implementation services within the ABG, as well as royalties based on processor unit shipments.

Processor Business Group

Our microprocessor business model is based on the licensing of embedded processor IP in the form of both architectures and implementations. Embedded processor IP requires considerable development effort in order to create a product, but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars depending upon the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products, which may take several months to several years, we are eligible to receive royalties from our licensees.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures, application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system original equipment manufacturers (system OEMs). Together with our architecture licensees, we offer a broad variety of embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have approximately 180 license agreements with approximately 100 companies around the world offering approximately 940 MIPS-based chips for the embedded market. Forty-nine licensees paid royalties in fiscal 2008 on shipments of more than 410 million units.

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

Analog Business Group

The addition of Chipidea in August 2007, now operating as the Analog Business Group (ABG) of MIPS Technologies, has allowed us to grow the base of products we offer to the larger set of customers. Analog and mixed signal IP are used in most SoCs. These are the same integrated circuits that usually require a microprocessor core, permitting us to sell both kinds of products to the same customers for the same applications in many circumstances. Analog and mixed signal IP are difficult to develop properly, and the number of well-trained engineers in this field is much smaller than for digital circuitry. With the acquisition of Chipidea, we have gained a particularly strong team of such designers for the development and sale of commercial analog IP.

We offer a wide array of RF, analog and mixed-signal technologies worldwide—and our customers are prominent in high-growth, high-volume markets, including wireless, digital media, power management, data transfer and connectivity. Our analog expertise has positioned us as a leading provider of outsourced analog IP—delivering a comprehensive and diverse library of proven IP in today’s leading processes across a wide array of foundries. Our customer base for the ABG has grown from Chipidea’s 20 customers five years ago to more than 150—including 13 of the world’s top 15 semiconductor companies—at the end of fiscal 2008. The ABG’s operations are headquartered in Portugal with design operations in other European and Asian countries.

MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was acquired by Silicon Graphics in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. Our principal executive office is located at 1225 Charleston Road, Mountain View, California 94043-1353, and our telephone number at that address is (650) 567-5000. Our website address is www.mips.com. References to “MIPS,” “we,” “us,” “management,” “our,” or the “Company” means MIPS Technologies Inc. and our consolidated subsidiaries.

For financial information regarding revenue derived from our international licensees, and assets outside the United States, see Note 17 of Notes to Consolidated Financial Statements.

Industry Background

Since the acceptance of the Fabless business model for semiconductor providers, companies have been able to leverage standards in foundry processes, electronic design automation, or EDA, tools and intellectual property to enable a world wide industry of hundreds of companies designing and developing and supplying SoC solutions. Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on single integrated circuit silicon chips. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990s and continuing in the 2000’s, the state of the silicon technology art reached the point where truly powerful computers could be integrated as embedded microprocessors which could be built at a manufacturing cost of well under a dollar; these products also require the connectivity and functionality supported by our Analog Business Group. It is now cost-effective for system OEMs to embed these processors and analog IP blocks into a wider range of electronic products and systems, offering new generations of products. The availability of low-cost, high-performance processors and the development of SoC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for portable devices, advanced digital consumer, mobile wireless and broadband communications, microcontrollers, automotive and business products.

Processor Business Group

Embedded processor systems are broadly defined as microcontrollers and SoCs that include processors incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today, the market for these embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers embedded primarily into low-cost, automobile and consumer products such as home appliances, fax machines, printers, and telephone answering machines. The growing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. The use of these advanced processors provides a material advantage to the system builder, and the market for 32-bit and 64-bit processors has grown from a few million units in the mid-1990s to more than four and a half billion units at the end of calendar year 2007.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3-D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include digital TV’s, set-top boxes, DVD Blu-Ray recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs) and Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and printers (including home and office printers, as well as all-in-one printer, fax, and copier multi-function peripherals). To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with that of third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

The MIPS Ecosystem

Processors are unlike many other kinds of semiconductors, such as memories, which interface with other components in a highly standardized manner. Each processor architecture has its own unique language called an instruction set. The specifics of the architecture and its instruction set have a major impact on the cost, performance and power of the end product, and require a range of supporting third party products and know-how.

Only a few processors are used widely enough to generate broad third party support to create a de facto standard, and MIPS is one of these. The system developer has access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, and application platforms and reference designs. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded market.

Over 100 companies form the MIPS Ecosystem, including Green Hills Software, MontaVista Software and Wind River Systems, and provide more than 250 products in support of the MIPS architecture. Popular operating systems compatible with our architecture include Cisco Systems’ IOS, Express Logic’s ThreadX, Mentor Graphics Corporation’s Nucleus, Microsoft Corporation’s Windows CE.NET, MontaVista Software’s Linux, and Wind River’s VxWorks and Linux. This broad range of third-party support allows system OEMs to save cost and shorten the time required to design the MIPS processor technology throughout their portfolios and get to market rapidly.

Customers

We have approximately 100 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS architecture, processors and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores and implementation licensees that license processor core implementations from MIPS—which are normally inserted directly into their own SoCs containing other elements of their system.

Through MIPS’ flexible approach to licensing architectural IP, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market broadening the market reach beyond markets addressed by processor cores designed and licensed by MIPS—resulting in what we believe is the broadest offering of embedded processor solutions in the world. Architecture licensees may also license our processor core implementations to fill gaps in their product families.

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

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of our design service providers. The benefit may be faster time-to-market with less risk and less development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS similar to IP products from our Analog Business Group.

Designs.    We provide flexible, modular processor and related core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

MIPS32 4KE Cores.    The 4K family, 4KSd, 4KE family and MIPS32 M4K processor cores are high-performance, low-power, small die size 32-bit core designs for custom system-on-a-chip applications. All these core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals. These cores have been widely licensed by the majority of our processor licensees and are broadly utilized in SoCs shipping in production today, both as the main processor or as subsystem controllers in SoCs using multiple processor cores.

MIPS32 24K Cores.    We believe that the 24K core family is designed to be scalable to future generations of silicon process technology. With 24K and 24KE licensing having started in fiscal 2004, royalty contributions from 24K MIPS-Based SoCs are growing but are not yet a material part of our overall royalties. The 24KE core leverages the high performance 24K micro-architecture and efficiently adds DSP functionality. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE cores have been licensed to approximately half of our licensees, including Atheros, Broadcom, Infineon, K-Micro, Micronas, NECEL, NXP, PMC-Sierra, Scientific Atlanta, Sigma Designs, Trident, Toshiba and others.

MIPS 34K Cores.    In September 2005, we started shipping the 34K core family which provides both the DSP and multithreading (MT) ASEs. The 34K core family’s MT capabilities allow the user to take advantage of the fact that embedded systems run multiple program tasks or threads of execution in parallel and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by twelve companies including Broadcom, LSI, Mobileye and PMC-Sierra.

MIPS 74K Cores.    In May 2007, we introduced the MIPS32 74K core family as the industry’s first fully synthesizable processors to surpass 1 GHz using industry standard libraries and Electronic Design Automation (EDA) flows. The 74K core family is based on MIPS’ next-generation superscalar microarchitecture with out-of-order instruction dispatch. The distinguishing feature of the 74K family is that it provides all the essential advantages for high-performance SoC design, while significantly reducing overall die area, cost, and power consumption. To date, the 74K family has been licensed by seven companies, including Broadcom and Infineon.

MIPS 1004K Cores.    In April 2008, we introduced the MIPS32® 1004K™ Coherent Processing System (CPS) as the industry's first multi-threaded multiprocessor IP core. Incorporating multi-threading in each core in a coherent multi-core architecture enables the 1004K multiprocessor to surpass the performance of multi-core systems based on single-threaded processor cores. This performance boost essentially is “free” in both hardware and software, as the additional hardware threads in the cores are minimal in size relative to a typical SoC design, and multi-threading makes use of the same Symmetric Multiprocessing (SMP) versions of operating systems and software programming models as coherent multi-core platforms. The 1004K has been licensed by two companies, with PMC-Sierra announcing their licensing of this core.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely used, target for software and other collateral products. MIPS maintains the architectural standard and evolves it in a manner consistent with advancing needs while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers while providing real opportunity to build for advanced needs. Architecture licensees include Broadcom, Cavium Networks, NECEL, PMC-Sierra, RMI, SiCortex, and Toshiba.

Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as optional, additional features to use in designing processors. The ASE may also be incorporated into MIPS cores to provide extended capability for code compression, 3D graphics, security, DSP math functions, multi-threading and multi-core applications.

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include the open source development work done for Linux kernel and GNU compilers that optimize both Linux and the compilers for each of our cores offered to our customers. MIPS also supports the MIPS version of Linux at http://www.linux-mips.org. The MIPS Linux kernel work is the basis for Linux offerings by our licensees as well as commercial offerings by companies such as MontaVista, Timesys and Wind River. Additionally, we do development work on audio codec products, such as Dolby AC-3, that support our customer’s product needs and highlight the efficiency of our cores in these applications.

Analog Business Group

Analog and Mixed signal inclusion is increasing in SoC’s. This IP ranges from basic functions like Digital to Analog Converters to system interface functions. SoC solutions require a broad variety of analog functionality. Our products address data conversion, audio, power management, and Internet Protocol connectivity both wired and wireless and we believe this represents the broadest range of analog products offered by a single supplier as well as the largest supplier of analog IP. We believe that there continue to be substantial growth opportunities for an independent provider of analog IP, as an analysis of the Analog IP market shows that about 20% of this market is outsourced today, with the balance of the demand served by captive design teams.

Customers specify the foundry and process node as analog designs, with sensitive signal and noise margins, are dependent on specific process characteristics. We deliver solutions in a broad range of processes, with over 200 GDSII databases shipped in Calendar Year 2007 in over 40 processes including commercial foundries and foundries operated by Integrated Device Manufacturers (IDMs).

Data Conversion:    Developers must provide higher levels of SoC integration in deep submicron technologies in the wired and wireless domains. MIPS offers a complete portfolio of silicon-proven IP from single blocks to complete analog-front-end (AFE) solutions for WiMax/Wibro (WMAN) and WiFi (WLAN); UWB for wireless USB, WiMedia, other WPAN networks, video or data communications; Blu-ray Disk™ storage, touch screen interface, HDMI for DTV, set-top boxes and Blu-Ray DVD systems.

Audio and Power Management:    MIPS provides both Audio and Power Management IP blocks.

Audio processing is essential to mobile phones, portable media players (PMP, MP3, etc.); digital cameras; camcorders; CD, DVD and Blu-ray Disc™ recorders; HDTV; set-top boxes; and a host of other electronic products where size and power consumption are critical design criteria. Additionally, advanced portable products such as GPS navigation devices and smart phones need to set themselves apart from similar products by adding value with audio capabilities, continuously creating an expanding marketplace for audio processing. To address this market, MIPS Technologies offers a comprehensive family of portable, easy-to-integrate and low-risk audio IP. This includes advanced high-performance, low power and compact Hi-Fi audio technology, enabling advanced audio functions like power saving Class-D/G drivers, parametric equalization and automatic level control usually only available in costly standalone ICs.

MIPS Technologies’ power management solutions are suitable for a wide variety of electronic devices, including PMP/MP3 players, CD and minidisk players and recorders, AAC/WMA/multi-format players and recorders, PDAs, mobile phones and smart phones, digital still cameras/video cameras, mobile GPS and DTV receivers, 802.11 and WiMAX receivers, audio and video set-top boxes and more. MIPS has an extensive portfolio of power management IP cores, from individual blocks to complete power management units (PMUs), silicon-proven in deep submicron technologies.

IP Connectivity:    Developers need high quality and flexible IP solutions with low power dissipation and compact area. With the increase in complexity required to implement modern, multi-function SoCs, the integration effort is a major bottleneck. MIPS offers a combination of hard IP, soft IP and firmware that isolates complexity and mitigates the risk of integrating advanced connectivity solutions including USB Interfaces (USB link controllers + USB PHY), HDMI multimedia interfaces and mobile interfaces. MIPS Technologies offers an ever-expanding portfolio of silicon-proven and certified IP for a broad range of applications, including mobile phones, portable media players, digital still cameras, game consoles and set-top boxes.

MIPS Technologies has more than 80 USB customers worldwide and more than 30 USB2.0 certified products in mass production. More than 200 million chips have been produced with its USB 2.0 solutions.

MIPS was first in the market to certify USB IP in TSMC 65LP, and was also first to launch a USB OTG controller, USB using 2.5V transistors, an HSIC PHY and an LPM controller.

IP Wireless Solutions.    With today's ubiquitous wireless connectivity, the world's reliance on mobile consumer electronic products is increasing. Consumers want audio, video and data connectivity in one low-cost, high-performance wireless device. MIPS offers a comprehensive portfolio of RF and wireless connectivity solutions. MIPS' wireless solutions are optimized for embedded integration either in an SoC or SiP, with minimum external components and low power consumption. With an extensive portfolio of RF and wireless IP combined with a broad mixed-signal portfolio and deep expertise, MIPS offers complete systems from antenna input to digital baseband, including mobile TV tuners, satellite receivers, UWB transceivers, WiMAX/WLAN transceivers with MIMO (Multiple Input and Multiple Output channels) and RF building blocks. MIPS’ wireless IP solutions are ideal for a wide variety of products and applications such as mobile TV and DTV, automotive and battery operated satellite receivers, mobile phones with GPS, wireless USB, WPAN, high data range and short range communications, WiMAX and WLAN, wireless mouse and keyboard, wireless handheld equipment, radio remote control and video transmission.

Customers. Our ABG customer base has grown within the last five years from 20 to more than 150—including 13 of the world’s top 15 semiconductor companies.

Markets and Applications

The primary markets addressed by our actual and potential customers include:

Digital Consumer Products.    Together with our existing semiconductor licensees, we license both our processor and analog IP products into solutions for a wide variety of sophisticated, high-volume, digital consumer products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables or from satellites. As worldwide standards for transmission move to digital, enabling better frequency spectrum utilization, the STB performance demands are increasing. As such, they are becoming sophisticated digital appliances with features like high-definition, video-on-demand and personal video recording, which has driven performance requirements as well as multiple connectivity standards such as Ethernet, MOCA (Media over Coax), Wireless, USB and HDMI. MIPS-Based silicon is included in systems by DISH Network, Galaxis, Motorola, Pace, Pioneer, TiVo, and Cisco’s Scientific-Atlanta. Our licensees in this market include AMD’s ATI Consumer products business, Broadcom, Entropic, Motorola, NECEL, NXP, Scientific Atlanta, Toshiba and Zoran.

Automotive Telematics Products.    An important new automotive application, telematics, provides a new level of visual information from sources such as global positioning systems (GPS) with mapping and routing, traffic congestion and other useful information for travelers. Sophisticated displays require substantial processing power as well as fast GPS lock time to render the display in real-time and companies such as NECEL and Toshiba are supplying MIPS-based chips for telematics.

Video Games.    Video games represent a highly specialized high-volume opportunity, which is served by our design rights licensees such as NECEL, Sony and Toshiba. Key design wins in this market include the Sony PlayStation 2 and the Sony PSP.

Digital Television.    As the world shifts from analog to digital transmission of television programming, the SoCs used in digital televisions are upgrading to 32-bit processors with extensive use of analog IP. Licensees such as ATI, Micronas, NECEL, NXP, Sigma Designs, Trident, Toshiba and Zoran provide SoCs to LG, Philips, Samsung, Sharp, Sony, Toshiba and other digital television OEM’s.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users. Products that provide such connectivity include cable modems, DSL modems, 802.11 wireless IC’s, 802.16 WiMax IC’s and PON. Approximately one billion people currently have Internet access, with 217 million of those enjoying broadband access. These subscriber numbers are expected to double by 2010. Access points must handle fast data, voice and video with the lowest possible latency and next-to-perfect up-time. Other burdens include user authentication, link security and data encryption. Our licensees in this market include Atheros, Broadlight, Broadcom, Centillium, Infineon Technologies, Metalink, Ralink and Texas Instruments.

Digital Cameras.    Digital Still Cameras (DSC) and Digital Video Cameras (DVC) perform many computations beyond just compressing the captured image. This includes auto-focus, aperture and speed selection based on various light metering schemes, as well as possible lens distortion corrections. The menu graphics, font rendering, USB interface and battery charge monitoring all draw on MIPS processor and analog IP product offerings. Licensees in this market include Megachips, Toshiba and Zoran.

Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, and Blu-Ray™ and standard DVD players and recorders.

Business Products.    We and our licensees have also developed solutions that serve the needs of businesses.

Office Automation Products.    MIPS-Based processors are being used in high-end and mid-range office automation applications, such as laser printers with products from K-micro, Marvell Semiconductor, NECEL, PMC-Sierra and Toshiba.

Networking Equipment.    The MIPS architecture is a leading architecture in networking routers and switches. Our licensees, including Cavium Networks, RMI (Raza Microelectronics, Inc), and Wintegra, supply chips based on our technology to Cisco Systems, Extreme Networks, Nortel Networks and Lucent.

Microcontrollers.    32-bit microcontrollers (MCU’s) are increasingly become important alternatives to 8-bit and 16-bit MCU’s. MCU’s are moving to standard 32-bit processor IP with increasing amounts of analog IP for support of embedded peripherals such as USB, LCD controllers, audio codecs with on board flash and RAM memory blocks. Industrial Control, Office Automation, Home Appliances, Automotive, peripheral controllers for Consumer Electronics and Smart cards are the dominant markets addressed by these off the shelf standard products. Licensees serving this market include Microchip, Innova Card, Sharp and Toshiba.

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors, analog IP cores and related technology solutions in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors and analog IP blocks. We use this base of experience, and the technologies that we have developed, to enhance our product offerings and value propositions and develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable IP blocks. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, cost-effective and low power customized products more quickly to their customers.

Our research and development expenses were $36.5 million in fiscal 2008, $33.1 million in fiscal 2007, and $27.1 million in fiscal 2006. At June 30, 2008, our engineering staff involved in engineering design services and research and development activities totaled 405 persons compared to 116 employees at June 30, 2007 reflecting the increase in R&D personnel associated with the acquisition of Chipidea in August 2007. As business conditions dictate we intend to adjust the level of technical personnel for our engineering activities. We conduct the majority of our research and development activities in our Mountain View, California corporate headquarters, our Lisbon, Portugal Analog Business Group headquarters and our Porto, Portugal location. We have smaller design teams in other locations in Europe, the United States and Asia.

Sales and Marketing

We reach our customers through different sales channels, consisting of:

Direct Sales.    We have an internal sales force, which calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical pre-sale assistance to our customers and potential customers. Most of MIPS’ licenses are derived from this activity.

Sales Agents.    From time to time we employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include foundries, such as Semiconductor Manufacturing International Corporation (SMIC), Taiwan Semiconductor Manufacturing Co., Ltd. (TSMC), and United Microelectronics Corporation (UMC); ASIC companies such as K-micro, NEC Electronics Corporation (NECEL), and design service companies such as Avnet ASIC Israel, CSMC, Inc., Open-Silicon, Socle Technology Corporation and Wipro Limited.

In addition to these sales channels, we track the use of products based on MIPS IP by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate the MIPS IP, including set-top boxes from Motorola, Inc. and Cisco’s Scientific Atlanta business, DVD recorders from Philips Electronics and Toshiba Corporation, Sony Corporation PlayStation 2 and PSP video game systems, Konika Minolta Holdings digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs, and our strategic marketing organization is focused on building value and brand awareness of MIPS among system OEMs. These efforts may result in direct license agreements from these OEMs or in the OEMs expressing a preference or requirement for MIPS-Based SoC solutions from their semiconductor suppliers.

We generally license our IP products on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. Although the precise terms of our contracts vary, they typically provide for technology license fees for developed, or currently available technology or engineering service fees that relate to technology under development, which may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a non-exclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our Processor contracts generally provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. Our Analog Business Group contracts also generally provide for annual maintenance fees and may also contain requirements for the payment of royalties based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products. Overall Royalty revenue for the ABG is not material at the present time but over time we expect the royalty revenue generated by ABG to increase as more Analog IP is developed. We also offer licensees the option to license our technology on a single-use, multiple use or unlimited-use basis, and may provide licensees with various technical support, training and consulting services.

In fiscal 2008 and 2007, we had one customer, Broadcom that accounted for more than 10% of our revenue. In fiscal 2006, we had two customers, Broadcom and Toshiba that individually accounted for more than 10% of our total revenue. The revenue derived from Broadcom was primarily from royalties. For further discussion, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Revenue.”

Backlog

Historically the company has not reported backlog because we did not believe that backlog was a meaningful measure for understanding our historical processor business or revenues. In addition, royalties have generally accounted for a substantial portion of our revenue. Since royalty payments and the related revenue are generally based on sales, with no guaranteed minimums, our royalty revenue does not factor into backlog calculations. Similarly, from time to time, we have PBG license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones. Insofar as many factors including market conditions and customer product success determine the milestone achievement, we do not believe these potential future payments should be characterized as backlog.

With the addition of Chipidea in August 2007 the amount of engineering service contracts for technology under development is expected to increase as a percentage of overall revenue. Currently backlog associated with these projects varies significantly and does not provide a predictable basis to calculating projected quarterly revenue. There are many issues that impact the timing of when backlog will be recognized as revenue including the timing of customer payments, the achievement of billing milestones, the timing of Company technical deliverables and the customer acceptance of those deliverables if contractually required. Backlog is expected to contribute less than 10% of total revenues in fiscal 2009. Thus, in the near term backlog amounts outstanding at any given time are not currently viewed as a meaningful indicator of our future quarterly revenue.

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

We own more than 400 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2008 to after 2025. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS Technologies logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, 1004K, 1004Kc, 1004Kf Pro Series, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries. This report also contains trademarks and registered trademarks of other companies.

Competition

The market for embedded processors and cores and analog IP is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the SoC markets are legacy software compatibility, manufacturing and licensing cost, performance, functionality, customizability and power consumption. In markets served by our Analog Business Group, a broad range of companies offer competing products and capabilities; as the largest supplier of analog IP our ability to broadly leverage our analog capabilities is a key differentiator. Competitive challenges in development of analog IP include the ability to satisfy the breadth of products requested by customers from foundries in differing process nodes. Our customers in both product lines seek a range of products that provide multiple price performance points to allow them to offer their own rich product lines.

Our processors and cores compete with those of ARM Holdings plc, Tensilica Incorporated, ARC International (UK) Limited, and PowerPC, a product family developed and marketed by AMCC, IBM Corporation and Freescale Semiconductor. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

To remain competitive, we must continue to differentiate designs from those available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees. Competition from internal design teams is especially critical for our ABG group given the current propensity of this market to develop this technology internally. Many of these internal design groups have substantial programming and design resources and are part of larger organizations, which have substantial financial and marketing resources. There can be no assurance that internal design groups will not develop products that compete directly with our designs or will not actively seek to participate as merchant vendors in the intellectual property component market by selling to third-party semiconductor manufacturers or, if they do, that we will be able to compete with them successfully. To the extent that these alternative technologies provide comparable performance at a lower or similar cost than our technology, semiconductor companies may adopt and promote these alternative technologies. Certain competitors have more extensive name recognition and customer bases, as well as greater financial and marketing resources than us, and as such, competition could adversely affect our business, results of operations and financial condition.

Employees

As of June 30, 2008, we had 512 employees. Of this total, 405 were engineers involved in engineering design services and in research and development, 59 were in sales and marketing and 48 were general and administrative employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry.

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

Our success is subject to numerous risks and uncertainties, including those discussed below. These factors could hinder our growth, cause us to sustain losses or have other adverse effects on us, which could individually or collectively cause our stock price to decline. The following list is not exhaustive and you should carefully consider these risks and uncertainties before investing in our common stock.

During the first quarter of fiscal 2008, we completed the acquisition of Chipidea, and there are numerous risks associated with this acquisition.    In August 2007, we completed the acquisition of Chipidea, a Portuguese company that supplies analog and mixed signal intellectual property for the digital consumer, wireless and connectivity markets. The purchase price for this acquisition was $147 million in cash paid at closing, with contingent obligations to issue up to 610,687 shares of common stock (or to pay the cash value of such shares) based on the performance of the Chipidea business.

This is a substantially larger acquisition than any that we have previously completed and involves technology and products that are largely new to us. Many of the risks discussed below under “We may encounter difficulties with future acquisitions that could harm our business” may be enhanced as a result of the Chipidea acquisition. Among the many risks associated with the acquisition are the following:

•

the challenges and expense associated with integrating and managing a large acquired business, which challenge will be further complicated by the geographical distance between our headquarters in California and the Chipidea headquarters in Portugal;

•	our dependence on the MIPS management team to manage the Chipidea business, and integrate it with our existing business;

•

the possible adverse impact to us of the recent resignation of Jose Franca, founder and CEO of Chipidea prior to the acquisition, and the ongoing risk of the loss of additional key personnel whose ongoing employment with us could be important to our ability to continue to advance the Chipidea technology and to effectively market and sell its products;

•	diversion of our management team’s attention as we seek to capitalize on the opportunities presented by this acquisition may adversely affect our ability to operate our existing business.

We may not achieve the advantages that we envisioned when we decided to complete this acquisition. In the fourth quarter of fiscal 2008 we recorded substantial charges for the impairment of goodwill and intangible assets from this acquisition, as our updated forecasts for the business showed lower near and long term profitability than we had estimated at the time of completing the acquisition. Supporting the licensing of analog and mixed signal IP is relatively more labor intensive than that of our microprocessor IP business, and we cannot be assured of our ability to achieve operating results from this business that correspond to those that we can achieve in our existing business. If we are not as successful as we anticipated with the Chipidea business, our future operating results and financial condition would be adversely affected.

We used all of our cash to complete the acquisition of Chipidea.    We used all of our available cash and short term investments to complete the acquisition of Chipidea and in connection with the acquisition incurred debt under a revolving credit agreement. This use of cash dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term. In addition, we have not previously incurred debt for borrowed money. We have taken on longer term financing to replace this Revolving Credit Agreement, and have repaid it. Silicon Valley Bank has provided a loan to us on July 3, 2008 in the amount of $15 million for a term loan due and payable in monthly installments over four years and a revolving credit line in the amount of $10 million. Under the terms of a Loan and Security Agreement we must pay off all amounts due under the Revolving Credit Agreement or extend the agreement on or before July 2, 2009. Loans under the new facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. We cannot be assured that we will be able to repay this debt on or before its due date. We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility. We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

Our quarterly financial results are subject to significant fluctuations that could adversely affect our stock price.    Our quarterly financial results may vary significantly due to a number of factors. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our revenues are somewhat independent of our expenses in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a very high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. Therefore, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. Our acquisition of Chipidea will increase the challenge that we face in planning and predicting our future operating results. It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. In that event, the price of our common stock may fall.

Factors that could cause our revenue and operating results to vary from quarter to quarter include:

•	our ability to identify attractive licensing opportunities and then enter into new licensing agreements on terms that are acceptable to us;

•	our ability to successfully conclude licensing agreements of any significant value in a given quarter, particularly as we have become more reliant on larger transactions in PBG;

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

The success of our business depends on maintaining and growing our contract revenue.    Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our Processor Business Group (PBG) contract revenue increased 28% in fiscal 2005, declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 23% in fiscal 2008. In our PBG, we entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use a number of our cores in unlimited SoC designs during the term of the agreement, which is generally between 4 and 7 years. The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 69% in fiscal 2008, 49% in fiscal 2007, and 32% in fiscal 2006 of the total PBG license and contract revenue. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

Our ability to achieve design wins may be limited unless we are able to develop enhancements and new generations of our intellectual property.    Our future success will depend, in part, on our ability to develop enhancements and new generations of our processors, cores or other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

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

Our failure to adequately address these risks could render our existing IP product offerings and related designs obsolete and adversely affect our business, results of operations and financial condition. In addition, we cannot assure you that we will have the financial and other resources necessary to develop IP product offerings and related designs in the future, or that any enhancements or new generations of the technology that we develop will generate revenue sufficient to cover or in excess of the costs of development.

In our Processor business we depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.    Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

If we do not compete effectively in the market for SoC intellectual property cores and related designs, our business will be adversely affected.    Competition in the market for SoC intellectual property and related designs is intense. Our products compete with those of other designers and developers of IP product offerings, as well as those of semiconductor manufacturers whose product lines include digital, analog and/or mixed signal designs for embedded and non-embedded applications. In addition, we may face competition from the producers of unauthorized clones of our processor and other technology designs. The market for embedded processors in particular has recently faced downward pricing pressures on products. We cannot assure you that we will be able to compete successfully or that competitive pressure will not materially and adversely affect our business, results of operations and financial condition.

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

We may incur restructuring charges in the future, which could harm our results of operations.    In January 2008, we announced plans to reduce our workforce with the objective of reducing our Processor Business Group operating expenses. These actions resulted in a restructuring charge in fiscal 2008 of $1.6 million, comprised of employee severance costs, facilities exit costs, and asset write-offs. In addition, on August 13, 2008, we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount. This plan involves the termination of employees in our facilities in the United States, Israel and Europe. We expect to complete all actions under the restructuring by June 30, 2009. We expect to incur aggregate costs associated with this plan of approximately $6.5 million to $7.5 million. It is expected that the majority of these charges will consist of employee severance charges. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Our operations in foreign countries are subject to political and economic risks.    With the acquisition of Chipidea we have substantially expanded our operations outside the United States. In addition to the main Chipidea facilities in Portugal, we also have operations in Belgium, China, France, Macau, Norway, Switzerland

and Poland as well as sales offices in China, Germany, Japan, Israel, Korea and Taiwan. We expect our international sales to grow, both in absolute terms and as a percentage of sales. Our operations in countries outside the U.S. subject us to risks, including:

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

Our intellectual property may be misappropriated or expire, and we may be unable to obtain or enforce intellectual property rights.    We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, copyrights, patents, trademarks, and common-law rights, such as trade secrets, to protect our intellectual property. We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, intellectual property rights which we have obtained in particular geographies may and do expire from time to time. As a result, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS compatible products that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours, or that others will not use information contained in our expired patents to successfully compete against us. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time. Recent judicial decisions and proposed legislation in the United States may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

We have recorded long-lived assets, and our results of operations would be adversely affected if their value becomes impaired.    Although we took a substantial charge in the fourth quarter of fiscal 2008 for the impairment of goodwill and acquired intangible assets associated with the Chipidea acquisition and prior acquisitions, we continue to carry substantial amounts of acquired intangible assets and goodwill. If we complete additional acquisitions in the future, our acquired intangible asset amortization expenses could further increase, and we may be required to record additional amounts of goodwill. In addition, we have made investments in certain private companies which could become impaired if the operating results of those companies change adversely. We evaluate our long-lived assets, including acquired intangible assets, goodwill and investments in private companies for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.

In the future, if we make a further determination that our long-lived assets are impaired, we will have to recognize additional charges for the impairment. We cannot be sure that we will not be required to record additional long-lived asset impairment charges in the future. Our determination of fair value of long-lived assets relies on management’s assumptions of our future revenues, operating costs, and other relevant factors. If management’s estimates of future operating results change or if there are changes to other assumptions such as the discount rate applied to future cash flows, the estimate of the fair value of our reporting units could change significantly, which could result in additional goodwill impairment charges.

We cannot be assured that our recent restructurings will sufficiently reduce our expenses relative to future revenue and may have to implement additional restructuring plans in order to reduce our operating costs.    We have implemented restructuring plans in the past to reduce our operating costs, including plans announced in January and August 2008. We may not realize fully the anticipated benefits of the restructuring plans, which may lead to additional future restructurings to align our expenses with our anticipated revenue. If we are required to do so, we likely would incur additional amounts of material restructuring charges.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive, administrative and technical offices currently occupy approximately 55,000 square feet in a building leased in Mountain View, California. This lease will expire on May 31, 2009.

At June 30, 2008, we owned an administrative and technical facility in Portugal obtained through the Chipidea acquisition and held through a capital lease. This facility is approximately 28,621 square feet.

We also lease a facility in Beaverton, Oregon. The facility is approximately 7,000 square feet and it is occupied by sales and engineering personnel. The lease will expire June 30, 2012.

We lease sales offices in Japan, Taiwan, Korea, China, Belgium, Germany, France, Poland, Portugal and Israel, technical office spaces in the United Kingdom and United States and an administrative office space in Switzerland. These leases range from 9 months to 10 years.

We believe that these facilities are adequate to meet our current needs but we may need to seek additional space in the future.

Item 3.	Legal Proceedings

A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, was filed on October 27, 2006, in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant. The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint was granted on January 11, 2008, with leave for plaintiff to amend. Plaintiff filed an amended complaint and MIPS filed a second motion to dismiss which was granted without leave to amend on August 13, 2008. It is not clear what, if any, action plaintiff will take in response to the court's granting of the motion.

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. For additional information regarding intellectual property litigation, see Part I, Item 1A. Risk factors—“We may be subject to claims of infringement”.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2008.

Item 4A.	Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2008, were as follows:

Name	Age	Position
John E. Bourgoin	62	Chief Executive Officer and President
Maury Austin	50	Chief Financial Officer
Sandy Creighton	55	Vice President, Human Resources
John Derrick	40	President and Chief Operating Officer
Sergio Pena Dias	43	Vice President of Operations
Jose Epifanio da Franca	53	President and General Manager, Analog Business Group
Brad Holtzinger	46	Vice President, Worldwide Sales
Stuart J. Nichols	48	Vice President, General Counsel & Secretary
Mark Tyndall	43	Vice President, Business Development and Corporate Relations

John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin has served on our board of directors since May 1997.

Maury Austin has served as our Chief Financial Officer since March, 2008. He had more than 25 years of corporate finance experience including executive positions at Apple Computer and General Electric Company. Mr. Austin served as SVP & CFO of Portal Software, Inc. from June 2005 until its acquisition and integration into Oracle Corporation in November 2006. Prior to Portal, Mr. Austin was SVP and CFO for Southwall Technologies from 2004 to 2005. Prior to his employment with Southwall Technologies, Inc., Mr. Austin was SVP and CFO for Vicinity Corporation from 2000 until its acquisition by Microsoft Corporation in 2003.

Sandy Creighton has served as our Vice President, Human Resources and Corporate Administration since February 2006. From June 1998 to February 2006, Ms. Creighton served as our Vice President, General Counsel and from June 1998 to April 2006 as Secretary.

John Derrick has served as our President and General Manager of the company's newly formed Processor Business Group since January 2008. In July, 2008 Mr. Derrick was promoted to Chief Operating Officer. Prior to joining MIPS, Mr. Derrick worked in the semiconductor and systems market. Throughout 2007, Mr. Derrick worked with several venture firms and early stage private companies. Mr. Derrick served as General Manager of Intel Corporation's Acceleration Product Division from October 2005 through July of 2006 and as CEO and Chief Strategy Officer of Conformative Systems from May 2003 through September 2005 prior to its acquisition by Intel Corporation. Prior to his role at Conformative Systems he was an Entrepreneur in Residence at Austin Ventures from September 2002 through May 2003.

Sergio Pena Dias has served as Vice President of Operations. Before assuming his position with MIPS Technologies, Mr. Dias was executive vice president and chief financial officer at Chipidea, where he had corporate-wide responsibilities for finance and administration, legal, human resources, quality, information management systems and investor relations. Prior to his position at Chipidea Mr. Dias worked in various financial positions at Oracle Corporation for 14 years. Mr. Dias resigned from the company effective August 31, 2008.

Jose Epifanio da Franca has served as our President & General Manager of Analog Business Group. Before assuming his current position, Dr. Franca was president, chairman and CEO of Chipidea-Microelectrónica, S.A., which he co-founded in 1997. Under his leadership, Chipidea became the world's number one provider of analog/mixed-signal intellectual property. Mr. Franca has served on our board of directors since August 2007. Mr. Franca resigned as an employee of the Company effective September 3, 2008.

Brad Holtzinger has served as our Vice President, Worldwide Sales since October 2005. Mr. Holtzinger served as Vice President of Sales for the Americas region from July 2004 to October 2005 and as Director of Sales for the Americas from May 2003 to July 2004. Mr. Holtzinger joined us in December 2001 and served as the Director of Systems Solutions until May 2003.

Stuart J. Nichols has served as our Vice President, General Counsel and Corporate Secretary since November 2007. Mr. Nichols brings more than 20 years of legal experience to his role as the company's senior legal advisor. Before assuming his current position, he was vice president and general counsel at KLA-Tencor Corporation, where he had executive responsibility for legal, corporate environmental health and safety, and corporate security. Prior to that, he was vice president, general counsel and secretary for Phoenix Technologies Ltd., and general counsel for Samsung Semiconductor, Inc.

Mark Tyndall has served as our Vice President, Business Development and Corporate Relations since June 2006. Prior to joining us, Mr. Tyndall was Vice President, Business Development and North America investor relations at Infineon Technologies. Mr. Tyndall resigned from the Company effective September 2, 2008.

There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2008
Fourth Quarter	$4.65	$3.40
Third Quarter	$4.75	$3.10
Second Quarter	$7.99	$4.83
First Quarter	$10.03	$7.36

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2007
Fourth Quarter	$9.24	$8.39
Third Quarter	$9.92	$8.12
Second Quarter	$8.88	$6.74
First Quarter	$7.19	$5.36

As of August 31, 2008, there were approximately 3,682 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock, our Class B common stock, the Nasdaq Stock Market Index—U.S., and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our Class A common stock and in each index on June 30, 2003. On November 14, 2003, we effected a re-combination of our Class A and Class B common stock into a single class of common stock. The cumulative total return for our common stock reflects the performance of our Class A common stock prior to the re-combination and the performance of our single class of common stock following the re-combination. No dividends have been declared or paid on our Class A, Class B or common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Consolidated Financial Data.

You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended June 30, 2008, 2007, 2006, 2005 and 2004, and the selected consolidated balance sheet data as of June 30, 2008, 2007, 2006 and 2005, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years. The selected consolidated balance sheet data as of June 30, 2004 set forth below have not been audited and are derived from our books and records.

We are organized in two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). The PBG provides industry-standard processor architectures and cores for digital consumer and business applications. The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient SoC applications and turnkey solutions.

	Fiscal year ended June 30,
	2008 (1)	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$46,386	$44,422	$36,675	$29,988	$23,439
License and Contract revenue	58,407	38,888	27,379	31,231	24,446

Total revenue	104,793	83,310	64,054	61,219	47,885
Costs and expenses:
Cost of contract revenue	32,161	1,663	1,246	553	592
Research and development	36,478	33,068	27,104	21,427	23,518
Sales and marketing	24,394	22,255	18,455	14,902	11,984
General and administrative	28,860	20,960	12,229	10,312	8,549
Acquired-in process research and development (2)	6,350	—	570	—	—
Impairment of Goodwill and Acquired Intangible Assets (3)	103,107	—	—	—	—
Restructuring charge (4)	1,559	—	—	277	3,233

Total costs and expenses	232,909	77,946	59,604	47,471	47,876

Operating income (loss)	(128,116)	5,364	4,450	13,748	9
Other income (expense), net	(4,081)	6,470	4,373	2,750	634

Income (loss) before income taxes	(132,197)	11,834	8,823	16,498	643
Provision (benefit) for income taxes	(362)	3,351	(2,198)	1,312	2,358

Net income (loss)	$(131,835)	$8,483	$11,021	$15,186	$(1,715)

Per basic share amounts:
Net income (loss) per basic share	$(3.00)	$0.19	$0.26	$0.37	$(0.04)
Per diluted share amounts:
Net income (loss) per diluted share	$(3.00)	$0.18	$0.25	$0.34	$(0.04)

	June 30,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,938	$119,039	$101,481	$91,686	$78,335
Working capital	(25,125)	133,314	117,251	100,944	82,107
Total assets	152,744	174,862	147,939	127,546	108,703
Total long-term liabilities	29,496	5,726	2,966	2,938	2,038
Total stockholders’ equity	44,920	149,882	133,230	108,683	89,749

(1)	Consolidated statement of operations data for 2008 includes the operations of Chipidea for the period from August 27, 2007 through June 30, 2008. As a result, 2008 is not fully comparable to prior periods.

(2)	Acquired in-process research and expenses are in connection with the Chipidea acquisition in fiscal 2008 and the FS2 acquisition in 2006 (see Note 4 of the Notes to Consolidated Financial Statements).

(3)	Represents impairment charges recorded to write down the carrying value of ABG and PBG related goodwill and acquired intangible assets. See Part II, Item 7 “MD&A—Impairment Analysis.”

(4)	Restructuring charge primarily relates to our restructuring activities initiated in October 2002, May 2003 and January 2008. See Note 7 to our consolidated financial statements for more details of the 2008 restructuring.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2009. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Introduction

MIPS Technologies, Inc. is the world’s second largest semiconductor design IP company and the largest provider of analog IP worldwide based on worldwide revenue in 2007. With more than 250 worldwide customers, MIPS Technologies is the only company that provides a combined portfolio of processors, analog IP and software tools for the SoC market. We operate with two business Groups, the Processor Business Group and the Analog Business Group. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for processor architectural and product rights, design and implementation services within the ABG, as well as royalties based on processor unit shipments. The majority of the PBG license fees are for existing IP and the revenue recognition associated with the delivery of the IP is generally immediate. Since many of the ABG License projects are configured for a particular customer application the revenue associated with these projects will be recognized over the life of the project which can be as little as two weeks or as long as two years.

The addition of Chipidea in August 2007, now operating as the Analog Business Group (ABG) of MIPS Technologies, has allowed us to grow the base of products we offer to the larger set of customers. Analog and mixed signal IP are used in most SoCs. These are the same integrated circuits that usually require a microprocessor core, permitting us to sell both kinds of products to the same customers for the same applications in many circumstances. Analog and mixed signal IP are difficult to develop properly, and the number of well-trained engineers in this field is much smaller than for digital circuitry. With the acquisition of Chipidea, we have gained a particularly strong team of such designers for the development and sale of commercial analog IP.

Overview

After growing revenues 30% from fiscal 2006 to fiscal 2007, we acquired Chipidea in August 2007 to take advantage of what is expected to be a relatively faster growing Analog IP market to improve our overall revenue growth rate. Our growth strategy is to combine the royalty revenues generated by licensee shipments and additional Processor Licensee fees with the new analog design and license capabilities provided by the Chipidea acquisition. Fiscal 2008 revenue included $29.2 million of revenue from our ABG segment which did not exist before the Chipidea acquisition was completed.

Royalties within the PBG are based on actual shipments of licensee products tied to Licensee contracts signed in the past. Typically royalties will begin to be realized by MIPS two to four years after the initial license contract in signed. Thus, over time, these license contracts can produce a material revenue stream as more and more licensee products containing MIPS IP are sold into the market. Increases in MIPS processor royalty revenue is a function of how many licensee end user products are shipped into the market place and the average royalty rate.

To the extent that large licensees outsource a larger portion of their analog design services and IP development, MIPS expects its Analog business to generate further growth in the business. We believe that another key factor for the success of the ABG segment will be our ability to closely manage and improve its gross margins over time as more IP is created and more “off the shelf” IP can be sold. Royalties within the ABG product lines are historically less common and are not material to total revenue at this time. However, we expect that royalties from licensed ABG IP will grow as a percentage of ABG sales over the next several years.

Fiscal 2008 revenue increased 26% compared to fiscal 2007 due to an increase in both royalty and license and contract revenue. Royalty revenue increased by 4% primarily due to the addition of royalties from the ABG of $0.8 million and an increase in annual PBG royalty unit volumes offset in part by a decline in the average royalty rate of chips sold by our licensees. License and contract revenue increased by 50% over the comparable period in fiscal 2007 due to the revenue contribution from ABG of $28.4 million. The ABG contribution was offset in part by a 23% decline in PBG license revenue from $38.9 million to $30.0 million.

Fiscal 2008 Operating Expenses of $89.7 (net of the impairment of goodwill and acquired intangible assets of $103.1 million, restructuring costs of $1.6 million and acquired in–process research and development costs of $6.4 million) increased by $13.5 million or 18% over the comparable period in fiscal 2007. The increase was primarily due to the addition of Chipidea operating expenses of $10.3 million. Fiscal 2008 Operating Expense included $5.8 million of deferred purchase price consideration expense related to payments to the founders of Chipidea in connection with the acquisition.

As a result of the cash acquisition of Chipidea, our cash, cash equivalents and marketable securities decreased by approximately $131 million in fiscal 2008. To help fund the acquisition and current operating requirements, in August 2007 we entered into a short-term revolving loan agreement of $35 million. On July 3, 2008, we paid off the outstanding balance of the short-term revolving loan in connection with entering into a new SVB financing.

In the fourth quarter of 2008, we evaluated our goodwill and acquired intangible assets recorded in connection with the Chipidea acquisition and concluded that a significant reduction in value was required given the softening overall market for IP and delays experienced in realizing expected synergies. We also concluded that impairment charges should be recorded with respect to other acquisitions and investments. Accordingly, 2008 operating results included $103.1 million impairment of goodwill and acquired intangible assets, of which $101.4 million was associated with the ABG (Chipidea).

In August 2008, we announced a corporate restructuring to better integrate the ABG and reduce overall cost structure. As a result, we expect to reduce approximately 15% of our employees and to reduce quarterly operating costs by approximately $5.0 million. These reductions in personnel and operating expenses are expected to be fully achieved prior to the end of its fiscal second quarter ending December 31, 2008. As a result of the restructuring, MIPS expects to generate sufficient cash flow in the coming quarters to begin to pay down the revolving credit facility thus improving its overall liquidity position.

2008 Impairment Analysis

In the fourth quarter of 2008, pursuant to its accounting policy, the Company conducted an impairment test of goodwill. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to its ABG segment exceeded the implied fair value and recorded an impairment charge of approximately $88.9 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its

2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit (ABG Segment) as of June 30, 2008, with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 18 percent to 24 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of the Company’s strategic planning cycle conducted annually during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the softening overall market for IP and delays experienced in realizing expected synergies resulting in our updated long-term financial forecasts showing lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. This updated long-term financial forecast represents the best estimate that the Company’s management has at this time and the Company believes that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of the Company’s reporting units and may result in further impairment of goodwill.

The outcome of the Company’s goodwill impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition related developed product technology associated with its ABG and PBG segments were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $14.2 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations, $12.5 million of the intangible asset impairment related to the ABG and $1.7 million related to the PBG.

Our Operating Segments

Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information.

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

For further descriptions of our operating segments, see Note 17 of the Notes to Consolidated Financial Statements in this annual report. Our reportable segments are the same as our operating segments.

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

Revenue Recognition.

Royalty Revenue

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over-or under-reported royalties, we account for the results when they are identified.

License and Contract Revenue

Processor Business Group

We derive revenue from license fees for the transfer of proven and reusable IP components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), and for multiple deliverable arrangements we follow the guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (following SAB 104).

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

However, no such evidence of fair value exists for processor designs and related IP. Consistent with the residual method, the amount of consideration allocated to processor designs and related IP equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates. Following the guidance in SAB No. 104, fees for or allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to IP, including processor designs. However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services. If the development work results in completed technology in the form of a processor design and related IP, the customer is granted a license to such completed technology at no additional fee. These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related IP for an additional fee, which fee is equal to the renewal rate specified in the arrangement. The licensee is also obligated to pay us royalties following the sale by our licensee of products incorporating the licensed technology. We continue to own the IP that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design. We develop IP with intent to license it to multiple customers. Typically our cost of development of such IP significantly exceeds the license revenue from a particular customer arrangement. Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement, or license fees. Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed subsequent to the execution of the arrangement; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

Analog Business Group

License agreements provide for the performance of engineering services involving design and development of customized analog and mixed signal IP from basic building blocks to complete subsystems, including the development of new IP or configuring existing IP to customer’s specifications. Fees are determined based on a number of factors including direct cost and the value of the underlying technology. We expect to earn gross margins for each agreement. We recognize revenue from these arrangements under Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), for licensing of new IP development or configuration of existing IP to a customer’s specification. Revenue is recognized on a percentage of completion basis from the signing of the license and design agreement through silicon validation for new IP development and through the completion of all outstanding obligations for configuration of existing IP. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria under SAB 104 have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

Maintenance and Support

Certain arrangements in the PBG and ABG also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $4.6 million, $4.2 million and $3.9 million in fiscal 2008, 2007 and 2006, respectively.

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

We adopted the provisions of FIN 48 on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we recognized a decrease of approximately $0.3 million in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $0.3 million in accumulated deficit. The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $13.8 million as of June 30, 2008. The increase in the gross unrecognized tax benefits from July 1, 2007 to June 30, 2008 was primarily related to amounts assumed in the Chipidea acquisition. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million as of July 1, 2007 and $3.0 million as of June 30, 2008. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax are as follows (in thousands):

Balance at July 1, 2007	$3,749
Gross increases related to tax positions for current year	9,043
Gross increases related to tax positions for prior year	1,179
Gross decreases related to tax positions for prior year	(123)

Balance at June 30, 2008	$13,848

Acquisitions.    The company accounts for acquisitions using the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.” Under SFAS No. 141, the acquiring company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified and named. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities. In performing our purchase price allocation in order to determine the valuation of the purchased intangible assets, we consider, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of the future performance acquired products. The fair value of intangible assets is determined by using an income and market approach which is based on estimates and assumptions determined by management. These approaches require estimates of future operating results and cash flows of the acquired entity discounted using estimated discount rates. The rates utilized to discount net cash flows to their present values are based on our weighted average cost of capital and are determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses. As a result of the Company’s impairment analysis in the fourth quarter of 2008, the Company recorded an impairment charge related to the goodwill initially recognized as a result of the acquisition of Chipidea (see Note 5 of the Notes to Consolidated Financial Statements).

Impairment of Long-Lived Assets including Acquisition Related Intangible Assets.    For long-lived assets other than goodwill, the Company evaluates whether impairment losses have occurred when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined by discounted future cash flows, appraisals or other methods. As a result of the Company’s impairment analysis in the fourth quarter of 2008, the Company recorded an impairment charge related to certain acquisition-related intangible assets associated with its ABG and PBG (see Note 5 of the Notes to Consolidated Financial Statements).

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

Results of Operations—Years Ended June 30, 2008, 2007 and 2006

Our results of operations are discussed below. Following the discussion of the results of operations, we discuss our operating performance by segments.

Revenue.    Total revenue primarily consists of royalties, license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2008, 2007 and 2006 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2008	2007	Change in Percent 2007-2008	2006	Change in Percent 2006-2007
Revenue
Royalties	$46.4	$44.4	4%	$36.7	21%
Percentage of Total Revenue	44%	53%		57%
License and Contract Revenue	$58.4	$38.9	50%	27.4	42%
Percentage of Total Revenue	56%	47%		43%

Total Revenue	$104.8	$83.3	26%	$64.1	30%

Fiscal 2008 compared to fiscal 2007.     The 4% increase in royalties primarily resulted from the addition of royalties from the ABG of $0.8 million following the acquisition of Chipidea in August 2007 and an increase in PBG royalty volumes offset in part by a decline in the average royalty rate on chips sold by our licensees. The 50% increase in contract revenue is due to the addition of contract revenues from the ABG following the Chipidea acquisition in August 2007. In fiscal 2008, contract revenues from the ABG were $28.4 million. The

ABG entered into 98 new contracts in fiscal 2008. Revenue from the ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance. The ABG revenue increase was offset in part by a decrease in license revenue generated by the PBG of $8.9 million. There were 25 new agreements executed by the PBG in fiscal 2008 compared to 31 in fiscal 2007. License fees generated by the previous generation MIPS 24k core product family decreased by $9.8 million and fees generated by the MIPS architecture family decreased $3.2 million compared to the corresponding period in fiscal 2007. These decreases were partially offset by an increase in fees generated by the newer generation MIPS 34K core product families by $2.6 million. In our PBG, we entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 7 years. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was $16.3 million in fiscal 2008 as compared with $15.5 million in fiscal 2007.

Fiscal 2007 compared to fiscal 2006.    The 21% increase in royalties primarily resulted from a $10.9 million increase in royalties due to an increase in unit shipments and an increase in the overall number of licensees reporting, offset in part by a $3.2 million decrease in royalties from our pre-IPO legacy agreements due to declining unit shipments. The 42% increase in contract revenue was primarily due to an increase in fees generated from license agreements for developed technology from the MIPS architecture product family which resulted from both new licenses of this technology and existing licensees and an increase in revenue from the MIPS32 24K core product family, offset in part by a decrease in revenue from the MIPS32 34K product family. There were 31 new license agreements completed for developed technology in fiscal 2007 compared to 25 new license agreement completed in fiscal 2006. Contract revenue from unlimited use license agreements was $15.5 million in fiscal 2007 as compared with $6.7 million in fiscal 2006.

International revenue accounted for approximately 53% of our total revenue in fiscal 2008, 53% of our total revenue in fiscal 2007 and 51% of our total revenue in fiscal 2006. The majority of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

Cost and Expenses.    Our cost and expenses in fiscal 2008, 2007 and 2006 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2008	2007	Change in Percent 2007-2008	2006	Change in Percent 2006-2007
Cost and Expenses
Costs of Contract Revenue	$32.2	$1.7	1834%	$1.2	33%
Research and Development	$36.5	$33.1	10%	$27.1	22%
Sales and Marketing	$24.4	$22.3	10%	$18.5	21%
General and Administrative	$28.9	$21.0	38%	$12.2	71%
Acquired in-process research and development	$6.4	$—	—	$0.6	—
Impairment of goodwill and intangible assets	$103.1	$—	—	$—	—
Restructuring	$1.6	$—	—	$—	—

Cost of Contract Revenue.    Cost of contract revenue includes salaries, depreciation, and the amortization of intangible assets used to deliver the associated developed technologies. The majority of these costs are technology development costs associated with the ABG license and contract revenues.

Fiscal 2008 compared to fiscal 2007.    The increase in cost of contract revenue in fiscal 2008 over fiscal 2007 is due to the additional cost of revenue associated with ABG products. The ABG’s revenue is generated by projects which include the design and development of technology that is related to the specific requirements of particular licensees and license agreements. As such, the cost of revenue for the ABG is substantially higher than is the case for the PBG whose products generally do not contain custom configurations. In addition, the 2008 increase included $8.2 million of amortization of Chipidea acquired intangible assets.

Fiscal 2007 compared to fiscal 2006.    The increase in cost of contract revenue in fiscal 2007 over fiscal 2006 is primarily due to additional costs associated with acquired third party software used in our products.

Research and Development.    Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, and computer aided design tools utilized in the development of new technologies. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as they are incurred and are not directly related to any particular licensee, license agreement or license fee.

Fiscal 2008 compared to fiscal 2007.    The increase in research and development expenses in fiscal 2008 over fiscal 2007 was primarily due to an increase in overall operating expense of $2.6 million related to the research and development employees in the ABG. In addition, research and development costs increased by $3.8 million due to the accrual of deferred purchase price consideration amounts payable to the founders of Chipidea in connection with the Chipidea purchase agreement. This increase was somewhat offset by decreases of $1.9M in bonus earned under our PBG bonus plans as we did not meet plan targets in the PBG in fiscal 2008 and by decreases of $0.7 million in salary and benefit expenses in PBG due to lower headcount and the January 2008 restructuring.

Fiscal 2007 compared to fiscal 2006.    Research and development expenses increased in fiscal 2007 due to an increase of $3.4 million in salary and benefits expense due to an increase in average headcount of 18 employees and an increase in bonus expense of $1.5 million as targets under our fiscal 2007 bonus plans were achieved. In addition, depreciation and amortization expense increased by $1.3 million due to an increase in our computer-aided tool asset base to support our increasing headcount and to fees paid to a third party of $0.6 million for milestones completed under a development agreement. These increases were partially offset by a decrease in FAS123R non-cash stock-based compensation expense of $1.2 million related to a non-recurring charge for the options that were the subject of the Denmark lawsuit settlement reached in September 2005.

Our research and development staff increased to 405 persons at June 30, 2008, compared to 116 persons at June 30, 2007 and a staff of 102 at June 30, 2006 reflecting the acquisition of R&D personnel at Chipidea. The ABG research and development personnel related expenses are recorded within the research and development caption of the Consolidated Statements of Operations unless they are performing development services directly related to customer programs, under which case their related expenses are included as costs of contract revenue.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships. We utilize one integrated Sales Force to sell both ABG and PBG products.

Fiscal 2008 compared to fiscal 2007

The increase in sales and marketing expense for fiscal 2008 over fiscal 2007 was primarily due to an increase in operating expense of $3.1 million related to corporate sales and marketing expenses from Chipidea. In addition, there was an increase in salary expense of $1.2 million related to additional headcount in fiscal 2008. These increases were somewhat offset by a decrease in commission and bonus expense of $1.5 million reflecting a decrease in commissionable revenue in PBG products and a decrease in bonus earned as we did not fully meet plan targets in fiscal 2008. Additionally, there was a decrease of $0.8 million in consulting expense primarily due to the termination of a contract with a sales agent in Taiwan and lower spending on third party marketing projects.

Fiscal 2007 compared to fiscal 2006.

Sales and marketing expense increased in fiscal 2007 primarily due to an increase of $2.1 million in commission and bonus expense as a result of an increase in commissionable revenue and an increase in bonus and profit sharing expenses as targets under our fiscal 2007 bonus plans were achieved. In addition, increases in headcount led to an increase in salary and benefits expense of $1.0 million. There was also an increase of $539,000 in stock-based compensation expense due to modification expense of $0.2 million caused by the extension of the exercise period of certain options as well as headcount increases. These increases were partially offset by a decrease in marketing project related costs of $0.5 million due to milestones completed under ongoing projects in the prior fiscal year.

Our sales and marketing staff was 59 people at June 30, 2008 compared to 55 employees at June 30, 2007, and 46 employees at June 30, 2006.

General and Administrative.    General and administrative expenses comprise salaries, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business and expenses related to compliance with the reporting and other requirements of a publicly traded company including directors and officers liability insurance and financial audit fees.

Fiscal 2008 compared to fiscal 2007

The increase in general and administrative expenses of $7.9 million in fiscal 2008 over fiscal 2007 was primarily due to an increase of operating expense of $4.6 million related to the general and administrative function from Chipidea. There was also an increase in outside services expense of $1.3 million related to increase in legal, audit, and integration expenses, which was partially offset by lower expenses in fiscal 2008 related to the investigation of our historical stock option practices. General and administrative costs also increased by $2.0 million due to the accrual of deferred purchase price consideration amounts payable to the founders of Chipidea in connection with the Chipidea purchase agreement. Travel expense increased in fiscal 2008 by $0.3 million primarily due to the increase in travel associated with the Chipidea integration effort. These increases, in addition to the miscellaneous increases of $1.8 million resulted from increases in headcount and consulting expenses, were partially offset by a decrease in bonus expense of $1.4 million as we did not fully meet plan targets in fiscal 2008 and a $0.7 million charge in fiscal 2007 related to employee stock compensation for which there was no similar expense in 2008.

Fiscal 2007 compared to fiscal 2006.    General and administrative expenses increased in fiscal 2007 primarily due to an increase in fees for legal, accounting, and audit services of $4.6 million due to the investigation of our historical stock option practices. There was also an increase in bonus expense of $2.1 million as targets under our fiscal 2007 bonus plans were achieved as well as a $0.7 million charge related to employee stock compensation. In addition, headcount growth of 5 employees resulted in an increase in salary and benefits expense of $0.9 million.

Our general and administrative staff increased to 48 employees at June 30, 2008, compared to 25 employees at June 30, 2007, and to 20 employees at June 30, 2006, as we added more headcount due to acquisition of Chipidea.

Acquired In-process Research and Development

Fiscal 2008 compared to fiscal 2007.    In August 2007, we completed the acquisition of Chipidea. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $6.4 million in fiscal 2008 for the acquired in-process research and development expense upon completion of the acquisition.

Fiscal 2007 compared to fiscal 2006.    In September 2005, we completed the acquisition of FS2, a design services and development tools company based in Lake Oswego, Oregon, for cash consideration. FS2’s products and services provide value to our customer base by improving performance analysis and de-bugging capability and accelerating time to market of their products. We recorded a charge in fiscal 2006 of $0.6 million for purchased in-process research and development expenses upon completion of the acquisition because technological feasibility of the acquired technology had not been established and no future alternative uses existed. The fair value of the projects was determined by estimating the present value of the net cash flows we believed would result from the acquired technology.

Restructuring.    In the third quarter of fiscal 2008, we announced plans to reduce operating costs in our processor business group by terminating the employment of certain employees in our United States locations and by closing our research and development center in the United Kingdom. In total, 28 employees were terminated during fiscal 2008, resulting in approximately $0.9 million in severance and benefits costs recorded as restructuring expense. All of the impacted employees were terminated by March 31, 2008. In addition, asset disposal and transfer costs of approximately $0.3 million, and facilities costs of approximately $0.4 million were recorded as restructuring expense in fiscal 2008 related to contract cancellation costs, termination of office lease and other closure costs from the United Kingdom research and development center. We did not have any restructuring activities in fiscal 2007 and 2006.

Other Income, Net.    Other income, net in fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Interest income	$1,132	$6,656	$4,413
Interest expense	(1,746)	(4)	(2)
Other	(3,467)	(182)	(38)

Other income, net	$(4,081)	$6,470	$4,373

The decrease in interest income in fiscal 2008 compared with prior years was due to a lower average cash and investment balance in fiscal 2008. The increase in Other Expense in fiscal 2008 was primarily due to a write down in the value of equity held in a privately held Fabless semiconductor company of $2.3 million. The increase in interest income in fiscal 2007 was primarily due to higher cash and investment balances and higher interest rates.

Income Taxes.    In fiscal 2008, we recorded an income tax benefit of approximately $0.3 million. The annual effective rate is lower than the applicable combined federal and state statutory rate primarily due to the impairment of goodwill, foreign taxes, and other items not deductible for tax purposes. In fiscal 2007, we recorded an income tax provision of $3.4 million at an annual effective rate of 28%. This is primarily the result of foreign withholding tax on royalties and license fees, and foreign income tax in jurisdictions where there is taxable income.

Segment Operating Metrics

Processor Business Group (PBG)

PBG net revenue of $75.6 million in 2008 decreased by $7.7 million or 9% compared to net revenue of $83.3 million in 2007. PBG net revenue decreased primarily as a result of the $8.9 million decrease in license and contract revenue. This decrease was partially offset by a $1.2 million increase in royalty revenues.

PBG net revenue of $83.3 million in 2007 increased by $19.3 million or 30% compared to net revenue of $64.0 million in 2006. The 2007 increase in PBG revenue was due to an $11.5 million increase in license and contract revenue and a $7.8 million increase in royalty revenue as compared to the prior year.

PBG gross margin of $73.7 million in 2008 decreased by $7.9 million or 9% compared to gross margin of $81.6 million in 2007. The gross margin decrease was substantially driven by the $7.7 million decrease in PBG revenue in 2008 as compared to 2007.

PBG gross margin of $81.6 million in 2007 increased by $18.8 million or 30% compared to gross margin of $62.8 million in 2006. The gross margin increase was substantially driven by the $19.3 million increase in PBG revenue in 2007 as compared to 2006.

Analog Business Group (ABG)

In 2008, ABG net revenue was $29.2 million with a gross margin of $6.6 million. As the ABG segment was organized in connection with the Chipidea acquisition in 2008, there was no revenue or gross margin from ABG prior to 2008.

Impact of Currency

Certain of our international licensees pay royalties based on revenues that are reported in a local currency and translated into U.S. dollars at the exchange rate in effect when such revenues are reported by the licensee. To date, the majority of our revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales by our manufacturing licensees are denominated in foreign currencies, royalties we receive on such sales could be subject to fluctuations in currency exchange rates.

Liquidity and Capital Resources

At June 30, 2008, we had cash, cash equivalents and marketable investments of $13.9 million, a reduction of $131 million from June 30, 2007. This significant decrease represents the impact of the cash acquisition of Chipidea in August, 2007. We completed this acquisition for an aggregate cash purchase price, including expenses, of approximately $148 million. In connection with the acquisition we established a $35 million credit facility to fund a portion of the acquisition costs and support our working capital needs. As of June 30, 2008 we had an outstanding balance of $16 million under this facility which was due to expire in August 2008.

Two of our critical goals for fiscal year 2008 related to improving our liquidity position. We spent considerable management time on our goals to refinance the company and to restructure our business with the primary intent to generate positive cash flow throughout fiscal 2009.

On July 3, 2008 we entered into a new credit facility with Silicon Valley Bank (SVB). This new facility includes a four year term loan of $15 million and a revolving credit line in the amount of $10 million due on July 2, 2009. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds from this new facility were used to pay off the prior loan balance.

Our second major liquidity improvement goal was to financially restructure the company. On August 13th we announced a broad restructuring plan designed to reduce $5 million in costs of sales and operating expenses per quarter. With the reduction in interest and principle payments associated with the new loan and the operating cost reductions being implemented in the first and second fiscal quarters in 2009 we expect to improve our liquidity position throughout the fiscal year.

For complete statements of cash flows for fiscal 2007 and 2008, see our consolidated financial statements in Item 8.

At June 30, 2007, we had cash, cash equivalents and marketable investments of $144.9 million, an increase of $23.7 million from June 30, 2006, and working capital of $133.3 million. In fiscal 2007, we primarily generated cash from operations and financing activities and we used cash primarily for investing activities.

For fiscal 2008, our operating activities provided net cash of 2.2 million. The 2008 net loss was substantially offset by non-cash activities specifically related to Chipidea, including (i) $101.4 million impairment of Chipidea goodwill and acquired intangible assets, (ii) $8.2 million of amortization of Chipidea acquired intangible assets and (iii) $6.4 million of acquired in-process research and development. Other non-cash charges of $3.8 million of depreciation, $1.7 million impairment of PBG acquired intangible assets, $1.2 million of PBG intangible asset amortization, $7.9 million of stock compensation expense and the $2.3 million unrealized loss of a private company investment accounted for the majority of the remaining adjustments to operating cash flows in 2008.

For fiscal 2007, our operating activities provided net cash of $27.5 million primarily reflecting our net income adjusted for non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in accrued compensation due to earned bonuses and commissions, and other accrued current liabilities due to costs from our stock option investigation and financial restatement and payments due from purchases of computer-aided time-based design licenses. In addition, cash increased from long-term liabilities due to extended payment terms for computer-aided time-based licenses. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the year, and an increase in other assets primarily due to purchases of computer-aided time-based licenses, and an increase in the cash surrender value on life insurance policies of $0.3 million.

For fiscal 2006, our operating activities provided net cash of $13.1 million primarily reflecting our net income and adjustments for in-process research and development charges related to the FS2 acquisition and by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation expense and amortization of intangibles. In addition, cash was generated by an increase in income taxes payable due to tax payment provisions for the period. The net cash provided by these sources was partially offset by an increase in accounts receivable due to new license agreements signed near the end of the year, an increase in other assets primarily due to prepaid royalties net of amortization of $0.5 million and an increase in the cash surrender value on life insurance policies of $0.6 million, and a decrease in accrued compensation which included $1.5 million in executive bonus and performance bonus payments from our prior fiscal year.

Net cash used in investing activities was $125.6 million for fiscal 2008. The primary driver of cash outflow from investing activities was the usage of $148.1 million for the Chipidea acquisition including $27.2 million in cash that was used to set up the required acquisition escrow accounts (see Note 4 to the Notes to Consolidated Financial Statements for more details). We also used $3.4 million of cash for capital expenditures. These uses of cash were partially offset by $25.9 million of cash provided from the maturity of marketable investments.

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

Net cash provided by financing activities was $19.6 million in fiscal 2008. Net cash provided by short-term debt financing of $15.6 million was the primary driver of cash provided by financing activities. In addition, we also received $3.7 million from the issuance of common stock from stock option exercises and purchases under our employee stock purchase plans and $0.3 million from net capital lease activities.

Net cash provided by financing activities was $0.4 million in fiscal 2007 and $5.1 million in fiscal 2006. Net cash provided by financing activities for 2007 and 2006 consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans.

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•

from time to time we have certain significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements. These payments vary and can be up to $3 million a quarter.

•	from time to time we have certain significant payments to investors relating to prior acquisitions. These payments can range up to $2.5 million a quarter.

•	our ability to continue to generate cash flow from operations.

•

financing activities under borrowing arrangements. Our borrowing availability with SVB varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.

•	the costs associated with capital expenditures and our land and building in Portugal.

•

level and timing of restructuring activities. In August 2008, we announced a corporate restructuring to better integrate the ABG and reduce overall cost structure. Also, see Note 7 of the Notes to Consolidated Financial Statements for additional details on our restructuring activities.

We believe that we have sufficient cash and borrowing capabilities to meet our projected operating and capital requirements for the foreseeable future and at least the next twelve months. However, we may in the future be required to raise additional funds through public or private financing, strategic relationships or other arrangements. Additional equity financing may be dilutive to holders of our common stock, and debt financing, if available, may involve restrictive covenants. Our failure to raise capital when needed could have a material adverse effect on our business, results of operations and financial condition.

Contractual Obligations

Our contractual obligations as of June 30, 2008, were as follows:

Payments due by period

(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$11,828	$3,492	$3,511	$2,518	$2,307
Capital lease obligations (2)	9,531	8,623	817	91	—
Purchase obligations (3)	8,681	5,628	3,053	—	—
Debt (4)	18,894	18,816	78	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	29,104	29,104	—	—	—
Other long-term liabilities and obligations (6)	10,919	—	10,919	—	—

Total	$88,957	$65,663	$18,378	$2,609	$2,307

(1)	We lease office facilities and equipment under non-cancelable operating leases that expire through 2016. In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which is guaranteed by a time-based certificate of deposit. In addition, we have entered into letters of credit of approximately $2.7 million with various financial institutions in Portugal, Belgium, Norway, and France in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property, of which we expect $7.5 million will be paid off from proceeds we receive in connection with a financing transaction for our land and building in Lisbon, Portugal.

(3)	Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have increased by approximately $1.2 million since June 30, 2007 primarily due to purchases of computer aided design licenses and additional purchase orders from the ABG.

(4)	Debt includes $16.0 million due under a revolving credit agreement, $2.5 million due under various credit lines and 0.2 million primarily due to a loan with a government agency in Portugal, and related future interest payments. The $16.0 million debt was paid in full in July 2008 and replaced by a new facility with a term loan and revolving credit facility (see Note 18 in the Consolidated Financial Statements for more details).

(5)	Other short-term liabilities includes: $15.0 million related to an escrow account related to the Chipidea acquisition completed in August 2007, which was scheduled to settle twelve months from the acquisition date, $7.4 million related to an escrow account for the Chipidea deferred purchase price consideration which settled in August 2008, of which the other half of the payment will be due 24 months from the acquisition date as noted in (6) below, $2.5 million related to a payment associated with the sale of a building, $2.3 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.9 million in payables for computer aided design licenses not included in outstanding purchase orders.

(6)	Other long-term liabilities and obligations include: $2.5 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $7.4 million liabilities related to an escrow account for the consideration due upon continued services provided by former shareholders of Chipidea, half of which was settled in August 2008 as noted in (5) above, and $1.0 million in payables for computer aided design licenses not included in outstanding purchase orders.

The table above excludes liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance-Sheet Arrangements

As of June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets. The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

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

We are exposed to fluctuations in currency exchange rates because a substantial portion of our revenue has been, and is expected to continue to be, derived from customers outside the United States. To date, the majority of our revenue from international customers has been denominated in U.S. dollars. Because we cannot predict the amount of non-U.S. dollar denominated revenue earned by us or our licensees, we have not historically attempted to mitigate the effect that currency fluctuations may have on our revenue, and we do not presently intend to do so in the future.

Item 8.	Financial Statements and Supplementary Data.

The following table presents selected quarterly information for fiscal 2007 and 2008 (in thousands except per share data):

	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Revenue:
Royalties	$11,207	$11,188	$10,733	$11,294	$10,519	$12,515	$12,556	$10,796
Contract revenue	8,343	9,817	8,342	12,386	11,633	13,935	14,767	18,071

Total revenue	19,550	21,005	19,075	23,680	22,152	26,450	27,323	28,867
Costs and expenses:
Cost of contract revenue	391	378	492	402	3,324	9,379	9,407	10,051
Research and development	7,774	8,251	8,159	8,884	9,013	9,493	9,315	8,656
Sales and marketing	4,817	5,154	5,345	6,939	5,586	6,153	6,056	6,599
General and administrative	4,311	4,577	4,978	7,093	7,009	7,869	6,559	7,422
Acquired in-process research and development	—	—	—	—	5,440	910	—	—
Impairment of goodwill and acquired intangible assets	—	—	—	—	—	—	—	103,107
Restructuring	—	—	—	—	—	—	1,279	281

Total costs and expenses	17,293	18,360	18,974	23,318	30,372	33,804	32,616	136,116
Operating income (loss)	2,257	2,645	101	362	(8,220)	(7,354)	(5,293)	(107,249)
Other income (expense), net	1,430	1,544	1,844	1,653	495	(1,220)	(762)	(2,594)

Income (loss) before income taxes	3,687	4,189	1,945	2,015	(7,725)	(8,574)	(6,055)	(109,843)

Provision (benefit) for income taxes	1,363	1,601	708	(321)	(694)	3,511	(1,798)	(1,381)

Net income (loss)	$2,324	$2,588	$1,237	$2,336	$(7,031)	$(12,085)	$(4,257)	$(108,462)

Net income (loss) per basic share	$0.05	$0.06	$0.03	$0.05	$(0.16)	$(0.28)	$(0.10)	$(2.45)

Net income (loss) per diluted share	$0.05	$0.06	$0.03	$0.05	$(0.16)	$(0.28)	$(0.10)	$(2.45)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended June 30, 2008, 2007 and 2006. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note No. 2 to the consolidated financial statements, MIPS Technologies, Inc. on July 1, 2007, changed its method of accounting for uncertain tax positions and on July 1, 2005, changed its method of accounting for share based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2008 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young LLP

Palo Alto, California

September 10, 2008

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,938	$119,039
Marketable investments	—	25,845
Accounts receivable, net	9,866	5,212
Unbilled receivables	4,596	—
Short term restricted cash	22,649	—
Prepaid expenses and other current assets	2,154	2,472

Total current assets	53,203	152,568
Equipment, furniture and property, net	16,307	5,781
Intangible assets, net	18,324	3,369
Goodwill	40,624	565
Long term restricted cash	7,385	—
Other assets	16,901	12,579

	$152,744	$174,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,441	$503
Accrued liabilities	51,963	16,118
Short-term debt	18,641	—
Deferred revenue	4,283	2,633

Total current liabilities	78,328	19,254
Long-term liabilities	29,496	5,726

	107,824	24,980

Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2008 and 2007; and 44,325,703 and 43,595,452 shares outstanding at June 30, 2008 and 2007, respectively, net of 58,089 and 54,513 re acquired shares at June 30, 2008 and at June 30, 2007, respectively	44	43
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	252,263	240,444
Accumulated other comprehensive income	15,224	435
Accumulated deficit	(222,611)	(91,040)

Total stockholders’ equity	44,920	149,882

	$152,744	$174,862

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years ended June 30,
	2008	2007	2006
Revenue:
Royalties	$46,386	$44,422	$36,675
License and Contract revenue	58,407	38,888	27,379

Total revenue	104,793	83,310	64,054
Costs and expenses
Costs of contract revenue	32,161	1,663	1,246
Research and development	36,478	33,068	27,104
Sales and marketing	24,394	22,255	18,455
General and administrative	28,860	20,960	12,229
Acquired in-process research and development	6,350	—	570
Impairment of goodwill and acquired intangible assets	103,107	—	—
Restructuring	1,559	—	—

Total costs and expenses	232,909	77,946	59,604

Operating income (loss)	(128,116)	5,364	4,450
Other income (expense), net	(4,081)	6,470	4,373

Income (loss) before income taxes	(132,197)	11,834	8,823
Provision for (benefit from) income taxes	(362)	3,351	(2,198)

Net income (loss)	$(131,835)	$8,483	$11,021

Net income (loss) per basic share	$(3.00)	$0.19	$0.26

Net income (loss) per diluted share	$(3.00)	$0.18	$0.25

Shares used in computing basic net income (loss) per share	43,964	43,516	42,894

Shares used in computing diluted net income (loss) per share	43,964	45,891	44,611

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income(loss)	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2005	42,495,427	42	219,878	70	(763)	(110,544)	108,683
Common stock issued under employee stock option and purchase plans, net	1,012,258	1	5,097	—	—	—	5,098
Stock-based employee compensation cost	—	—	8,332	—	—	—	8,332
Reclassification of unearned deferred compensation upon adoption of FAS 123(R)	—	—	(763)	—	763	—	—
Adjustment of tax benefits relating to stock option exercises	—	—	24	—	—	—	24
Comprehensive income:
Net income	—	—	—	—	—	11,021	11,021
Unrealized gain on available-for-sale securities	—	—	—	1	—	—	1
Currency translation adjustment	—	—	—	71	—	—	71

Total comprehensive income							11,093

Balances at June 30, 2006	43,507,685	43	232,568	142	—	(99,523)	133,230
Common stock issued under employee stock option and purchase plans, net	87,767	—	385	—	—		385
Stock-based employee compensation cost	—	—	7,479	—	—	—	7,479
Adjustment of tax benefits relating to stock option exercises	—	—	12	—	—	—	12
Comprehensive income:
Net income	—	—	—	—	—	8,483	8,483
Unrealized gain on available-for-sale securities	—	—	—	8	—	—	8
Currency translation adjustment	—	—	—	285	—	—	285

Total comprehensive income	—	—	—	—	—	—	8,776

Balances at June 30, 2007	43,595,452	$43	$240,444	$435	$—	$(91,040)	$149,882
Common stock issued under employee stock option and purchase plans, net	730,251	1	3,464	—	—	—	3,465
Stock-based employee compensation cost	—	—	8,100	—	—	—	8,100
Adjustment of tax benefits relating to stock option exercises	—	—	255	—	—	—	255
Comprehensive income:
Net loss	—	—	—	—	—	(131,835)	(131,835)
Unrealized gain on available-for-sale securities	—	—	—	(9)	—	—	(9)
Currency translation adjustment	—	—	—	14,798	—	—	14,798
Cumulative FIN 48 impact	—	—	—	—	—	264	264

Total comprehensive loss	—	—	—	—	—	—	(116,782)

Balances at June 30, 2008	44,325,703	$44	$252,263	$15,224	$—	$(222,611)	$44,920

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended June 30,
	2008	2007	2006
Operating activities:
Net income (loss)	$(131,835)	$8,483	$11,021
Adjustments to reconcile net income to cash provided by operations:
Depreciation	3,809	2,231	1,628
Stock based compensation.	7,889	7,872	8,332
Acquired in-process research and development	6,350	—	570
Impairment of goodwill and acquired intangible assets	103,107	—	—
Amortization of intangible assets	9,364	1,316	1,259
Unrealized loss on private company investment	2,277	—	—
Other non-cash charges	1,222	(1,147)	(1,057)
Changes in operating assets and liabilities:
Accounts receivable	6,791	(580)	(1,810)
Prepaid expenses	1,900	685	(262)
Other assets	682	(1,600)	(1,048)
Accounts payable	577	(810)	(33)
Accrued liabilities	(8,509)	7,780	(4,881)
Deferred revenue	(421)	957	(826)
Long-term liabilities	(1,022)	2,292	172

Net cash provided by operating activities	2,181	27,479	13,065
Investing activities:
Purchases of marketable investments	—	(67,015)	(54,029)
Maturities of marketable investments	25,940	62,000	55,000
Capital expenditures	(3,412)	(5,295)	(2,179)
Proceeds from sale of equipment, furniture and property	—	—	916
Investments in private company	—	—	(4,500)
Acquisition in Chipidea, net	(120,944)	—	—
Acquisition of First Silicon Solutions Inc., net	—	(54)	(2,857)
Increase in restricted cash	(27,163)	—	(676)

Net cash used in investing activities	(125,579)	(10,364)	(8,325)
Financing activities:
Net proceeds from issuance of common stock	3,720	397	5,098
Proceeds from short-term debt, net	19,607	—	—
Repayments of short-term debt	(4,021)	—	—
Borrowings under capital lease obligations	546	—	—
Repayments of capital lease obligations	(240)	—	—

Net cash provided by financing activities	19,612	397	5,098
Effect of exchange rate on cash and cash equivalents	(1,315)	46	(43)
Net increase (decrease) in cash and cash equivalents	(105,101)	17,558	9,795
Cash and cash equivalents, beginning of year	119,039	101,481	91,686

Cash and cash equivalents, end of year	$13,938	$119,039	$101,481
Supplemental disclosures of cash transactions:
Income taxes paid	$2,230	$794	$985
Interest paid	$1,844	$—	$—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

MIPS Technologies, Inc. is a leading global supplier of semiconductor design intellectual property (IP) and analog IP. MIPS Technologies is the only company that provides a combined portfolio of processors, analog IP and software tools for the SoC market. We operate with two business Groups, Processor Business Group and Analog Business Group. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

The addition of Chipidea in August 2007, now operating as the Analog Business Group (ABG) of MIPS Technologies, has allowed us to grow the base of products we offer to the larger set of customers. Analog and mixed signal IP are used in most SoCs. These are the same integrated circuits that usually require a microprocessor core, permitting us to sell both kinds of products to the same customers for the same applications in many circumstances. Analog and mixed signal IP are difficult to develop properly, and the number of well-trained engineers in this field is much smaller than for digital circuitry. With the acquisition of Chipidea, we have gained a particularly strong team of such designers for the development and sale of commercial analog IP.

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

Revenue Recognition.

Royalty Revenue

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over-or under-reported royalties, we account for the results when they are identified.

License and Contract Revenue

Processor Business Group

We derive revenue from license fees for the transfer of proven and reusable IP components or from engineering services. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Revenue earned under contracts with our licensees is classified as either contract revenue or royalties. We recognize revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104), and for multiple deliverable arrangements we follow the guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), to determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting (following SAB 104).

We derive revenue from license fees for currently available technology or from engineering services for technology under development. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support. The license for our IP, which includes processor designs, has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support based on specified renewal rates. Accordingly, (a) license fees and (b) maintenance and support fees are each treated as separate units of accounting. Total upfront fees are allocated to the license of processor designs and related IP and maintenance and support using the residual method. Designs and related IP are initially delivered followed by maintenance and support. Objective and reliable evidence of the fair value exists for maintenance and support. However, no such evidence of fair value exists for processor designs and related IP. Consistent with the residual method, the amount of consideration allocated to processor designs and related IP equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates. Following the guidance in SAB No. 104, fees for or allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to IP, including processor designs. However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design. Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services. If the development work results in completed technology in the form of a processor design and related IP, the customer is granted a license to such completed technology at no additional fee. These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related IP for an additional fee, which fee is equal to the renewal rate specified in the arrangement. The licensee is also obligated to pay us royalties following the sale by our licensee of products incorporating the licensed technology. We continue to own the IP that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design. We develop IP with intent to license it to multiple customers. Typically our cost of development of such IP significantly exceeds the license revenue from a particular customer arrangement. Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to any particular licensee, license agreement, or license fees. Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed subsequent to the execution of the arrangement; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms. As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

Analog Business Group

License agreements provide for the performance of engineering services involving design and development of customized analog and mixed signal IP from basic building blocks to complete subsystems, including the development of new IP or configuring existing IP to customer’s specifications. Fees are determined based on a number of factors including direct cost and the value of the underlying technology. We expect to earn gross margins for each agreement. We recognize revenue from these arrangements under Statement of Position (SOP) No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1), for licensing of new IP development or configuration of existing IP to a customer’s specification. Revenue is recognized on a percentage of completion basis from the signing of the license and design agreement through silicon validation for new IP development and through the completion of all outstanding obligations for configuration of existing IP. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria under SAB 104 have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

Maintenance and Support

Certain arrangements in the PBG and ABG also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $4.6 million, $4.2 million and $3.9 million in fiscal 2008, 2007 and 2006, respectively.

Cash and Cash Equivalents and Marketable Investments.    Cash and cash equivalents consists mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition. Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as marketable investments. The fair value of cash and cash equivalents approximates their recorded value at June 30, 2008 and 2007. We classify our cash equivalents and marketable investments as available for sale in accordance with the provisions of the Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Capital Equity Securities. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss). The amortization of premiums and discounts on the investments and realized gains and losses, determined by specific identification, are recorded in other income (expense), net in the accompanying consolidated statements of operations. There were no material realized gains or losses in the periods presented.

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

Currency Translation.    The assets and liabilities of international non-U.S. functional currency entities are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions are included in current income.

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

Acquisitions.    The company accounts for acquisitions using the purchase method as required by Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141). Under SFAS No. 141, the acquiring company allocates the purchase price to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, including intangible assets that can be identified and named. The purchase price in excess of the fair value of the net assets and liabilities is recorded as goodwill. Among other sources of relevant information, the company uses independent appraisals and actuarial or other valuations to assist in determining the estimated fair values of the assets and liabilities.

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. In accordance with the provisions of FASB Statement SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses. As a result of the Company’s impairment analysis in the fourth quarter of 2008, the Company recorded an impairment charge related to the goodwill initially recognized as a result of the acquisition of Chipidea (see Note 5).

Impairment of Long-Lived Assets including Acquisition Related Intangible Assets.    For long-lived assets other than goodwill, in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company evaluates whether impairment losses have occurred when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined using discounted future cash flows, appraisals or other methods. As a result of the Company’s impairment analysis in the fourth quarter of 2008, the Company recorded an impairment charge related to certain acquisition-related intangible assets associated with its Analog Business Group and Processor Business Group (see Note 5).

Stock-Based Compensation.    We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) Share-Based Payment (SFAS 123R). Compensation cost recognized for the year ended June 30, 2008 and 2007, includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R amortized on a straight-line basis over the options’ vesting period.

The following table shows total stock-based employee compensation expense (see Note 14 for types of stock-based employee arrangements) included in the consolidated statement of operations for the years ended June 30, 2008 and June 30, 2007 (in thousands):

	Year Ended June 30, 2008	Year Ended June 30, 2007	Year Ended June 30, 2006
Costs and expenses:
Research and development	$2,741	$2,941	$4,019
Sales and marketing	2,466	2,472	1,932
General and administrative	2,682	2,459	2,381

Total stock-based compensation expense	$7,889	$7,872	$8,332

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

During fiscal 2008, $255,000 tax benefit was recognized as a credit to paid-in-capital. There was no material recognized tax benefit during fiscal 2007. As a result of the adoption of SFAS 123R, we will only recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation (including the research tax credits) through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined under APB No. 25 for income tax footnote disclosure purposes. We will track these stock award attributes separately and will only recognize these attributes through paid-in-capital in accordance with Footnote 82 of SFAS 123R.

For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $111,000, $142,000 and $199,000 for the year ended June 30, 2008, 2007 and 2006, respectively.

Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (SFAS 109) which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”), on July 1, 2007. FIN48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN48 provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosures, and translation. Under FIN48, an entity may not recognize or continue to recognize tax positions that meet a “more likely than not” threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN48.

Earnings per Share.    We follow the provisions of SFAS No. 128, Earnings per Share (SFAS . 128). SFAS No. 128 requires the presentation of basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2008	2007	2006
Numerator:
Net income (loss) available to common stockholders	$(131,835)	$8,483	$11,021

Denominator:
Weighted-average shares of common stock outstanding	43,987	43,576	42,995
Less: Weighted-average shares subject to repurchase	(23)	(60)	(101)

Shares used in computing basic net income (loss) per share	43,964	43,516	42,894

Basic net income (loss) per share	$(3.00)	$0.19	$0.26
Shares used in computing diluted net income (loss) per share	43,964	45,891	44,611

Diluted net income (loss) per share	$(3.00)	$0.18	$0.25
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	10,697	7,126	8,124

Comprehensive Income (loss).    Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises adjustments from foreign currency translations.

Total comprehensive income (loss) was $(116.8) million in fiscal 2008, $8.8 million in fiscal 2007 and $11.1 million in fiscal 2006.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2008	2007
Accumulated net unrealized gain on available-for-sale securities	$3	$12
Accumulated foreign currency translation adjustment	15,221	423

Total accumulated other comprehensive income	$15,224	$435

Segment Information.    Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the PBG and the ABG. These segments were determined based upon our internal organization and management structure and are the primary way in which the Chief Operating Decision Maker (CODM) is provided with financial information.

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

The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient SoC applications and turnkey solutions. The ABG IP portfolio covers all fundamental functions in the analog and mixed-signal electronic space, including data conversion, clock management, power management, radio connectivity, physical connectivity, and voice audio and video processing. Market segments served by the ABG segment are wireless communications, power line communications, data communications, video, audio and voice signal processing, xDSL modems, set-top boxes, multimedia and digital consumer electronics.

For further descriptions of our operating segments, see Note 17. Our reportable segments are the same as our operating segments.

Reclassifications.    Certain prior year amounts have been reclassified to conform to the current year presentation.

Restructuring.    We account for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Restructuring costs include severance costs, asset write-offs and facilities closure costs.

Recent Accounting Pronouncements.

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS 142, Goodwill and Other Intangible Assets. The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact of the pending adoption of FSP 142-3 on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our financial statements.

Note 3.	Business Risk and Customer Concentration

We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral. Revenue from our largest customers accounted for the following percentages of revenue by year:

	Years Ended June 30,
	2008	2007	2006
Customer A	18%	14%	13%
Customer B			12%

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

Chipidea Acquisition

On August 27, 2007, we completed the acquisition of Chipidea Microelectrónica S.A., a privately held supplier of analog and mixed signal intellectual property based in Lisbon, Portugal. We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise. In connection with the acquisition, $12.5 million of consideration was set aside in an escrow account denominated in Euro (amount approximates $14.8 million at June 30, 2008). Payment of this consideration, which is due to certain former shareholders of Chipidea, will be paid at the first and second anniversary date of the acquisition of Chipidea and is contingent on the former shareholders providing services to us for those periods. Therefore, this consideration was recorded as deferred purchase price consideration expensed ratably over the two year period.

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

Purchase Price Allocation

The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141); therefore, Chipidea’s tangible assets and identifiable intangible assets have been valued based on their estimated fair value on the acquisition date as set forth below.

The purchase price of $137.2 million includes the cash paid of $147 million and the acquisition costs of $2.7 million less the contingent payment to Chipidea former shareholders of $12.5 million, and was allocated as follows (in thousands):

Current assets	$17,233
Property, plant and equipment	9,680
Intangible assets	33,760
In-process research and development	6,350
Goodwill	112,316
Other assets	8,303

Total assets acquired	187,642
Current liabilities	(29,588)
Long-term liabilities	(19,876)
Total debt	(968)

Total liabilities assumed	(50,432)

Net assets acquired	$137,210

There are some items that may impact goodwill in future years, including the potential issuance of up to 610,687 shares of common stock of MIPS (or, at MIPS’ election, cash in an amount equal to the value of such shares at the time such shares are required to be issued) in February 2009, if certain revenue targets are achieved for the two year period through December 31, 2008. In addition, the resolution of certain MIPS tax-related contingencies may significantly impact goodwill. To the extent that the actual amounts are different than the estimated amounts initially recorded, the difference will result in adjustments to goodwill. Any other adjustments to amounts recorded after the completion of the acquisition will be recorded in post-acquisition operating results.

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

Contingent Consideration.    In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of possible indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price. Under the terms of the acquisition, this amount has been set aside in an escrow account and is recorded in short term restricted cash and is scheduled to be released on the one year anniversary of the acquisition date. In August 2008, we made certain claims under the indemnification escrow agreement.

Deferred Purchase Price Consideration.    Payment of approximately $12.5 million (denominated in Euro and valued at $14.8 million at June 30, 2008) to certain shareholders is payable to the founders of Chipidea in connection with acquisition. These payments are due 12 months and 24 months from the acquisition date. This consideration will be ratably recorded as deferred purchase price consideration over the term of the payments. A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash and long term restricted cash.

Unaudited Proforma financial information.    The results of operations of Chipidea have been included in our consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the combined results of operations of MIPS and Chipidea, on a pro forma basis, as though the companies had been combined as of the beginning of each of the fiscal years presented (in thousands, except per share data):

	Years ended June 30,
	2008	2007
Total pro forma revenues	$111,675	$114,100
Pro forma net loss	$(132,703)	$(7,295)
Pro forma net loss per share-basic and diluted	$(3.02)	$(0.17)
Reported net income (loss)	$(131,835)	$8,483

The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the merger had taken place at the beginning of each of the periods presented. The pro forma financial information for fiscal 2008 includes a charge of $6.4 million for in-process research and development. Chipidea’s functional currency is the Euro and its financial statements have been translated into dollars in each period presented.

Intangible Assets

In performing our purchase price allocation in order to determine the valuation of the purchased intangible assets, we considered, among other factors, our intention for future use of acquired assets, analyses of historical financial performance and estimates of the future performance of Chipidea’s products. The fair value of intangible assets was determined by using an income approach which was based on estimates and assumptions determined by management. The estimates of future operating results and cash flows were principally derived from Chipidea long-term financial forecasts, which represented the best estimates that the Company’s management had at the time of the acquisition. The rates utilized to discount net cash flows to their present values were based on our weighted average cost of capital and ranged from 14% to 20%. These discount rates were determined after consideration of our rate of return on debt capital and equity and the weighted average return on invested capital.

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

Acquired In-Process Research and Development

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

Acquisition of First Silicon Solutions, Inc.

On September 2, 2005, we acquired First Silicon Solutions, Inc. (FS2), a design services and development tools company. FS2’s products and services provide value to our customer base by improving de-bugging capability and accelerating time to market of their products. We acquired all of the outstanding FS2 stock for an initial purchase consideration of $4.5 million, including approximately $140,000 of acquisition-related costs. The purchase consideration was paid in cash.

The purchase price was allocated as follows:

Intangible assets acquired	$3,220
Acquired in-process research and development	570
Net tangible assets	477
Goodwill	263

Total assets acquired	$4,530

The purchase price allocation in the table above does not reflect certain immaterial adjustments to the purchase price allocation prior to the finalization of the purchase price allocation in fiscal 2007.

Intangible assets consist of developed technology, customer relationships and trade name. Developed technology comprises products that have reached technological feasibility. Customer relationships represent the underlying relationships with FS2’s installed customer base. These intangible assets were deemed impaired in our impairment analysis. (See Note 5 for further discussion)

Other

In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method as we do not have significant influence on their financial and operating plans. The investments are included in other assets on the consolidated balance sheet. In fiscal 2008, based on our impairment assessment of both of the equity investments, we recorded an impairment loss of $2.3 million on one of the equity investments, which is included in the caption “Other income (expense), net” in our 2008 consolidated statement of operations.

Note 5.	Goodwill and Acquisition Related Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Goodwill in connection with the Chipidea acquisition has been assigned to the Analog Business Group. Goodwill is subject to foreign exchange translation adjustments as the functional currency of Chipidea is the Euro. The Processor Business Group’s goodwill is primarily attributable to the FS2 acquisition.

The changes in the carrying amount of goodwill by operating segment for the year ended June 30, 2008, were as follows:

	Processor Business Group	Analog Business Group	Total
	(In thousands)
Balances at July 1, 2007	$565	$—	$565
Acquisition of Chipidea	—	112,316	112,316
Currency translation adjustment	—	16,664	16,664
Impairment losses	—	(88,921)	(88,921)

Balances at June 30, 2008	$565	$40,059	$40,624

In the fourth quarter of 2008, pursuant to its accounting policy, the Company conducted an impairment test of goodwill. As a result of this analysis, the Company concluded that the carrying amount of goodwill assigned to its ABG segment exceeded the implied fair value and recorded an impairment charge of approximately $88.9 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit (ABG Segment) as of June 30, 2008, with the implied fair value of the goodwill. The Company considered both the income and market approaches in determining the implied fair value of the goodwill, which requires estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 18 percent to 24 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of the Company’s strategic planning cycle conducted annually during the Company’s fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the softening overall market for IP and delays experienced in realizing expected synergies resulting in our updated long-term financial forecasts showing lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. This updated long-term financial forecast represents the best estimate that the Company’s management has at this time and the Company believes that its underlying assumptions are reasonable. However, actual performance in the near-term and longer-term could be materially different from these forecasts, which could impact future estimates of fair value of the Company’s reporting units and may result in further impairment of goodwill.

The outcome of the Company’s goodwill impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. The Company assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. The Company determined that certain of the acquisition related developed product technology associated with its ABG and PBG segments were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. The Company measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $14.2 million, which is included in the caption “Impairment of goodwill and acquired intangible assets” in its 2008 consolidated statement of operations, $12.5 million of the intangible asset impairment related to the ABG and $1.7 million related to the PBG.

The balances of acquisition related intangible assets as of June 30, 2008, were as follows:

	June 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Impairment Losses	Net Carrying Value
	(In thousands)
Developed and core technology	70	$28,116	$(7,997)	$(12,164)	$7,955
Customer relationships and backlog	56	15,286	(5,351)	(692)	9,243
Other	63	3,041	(579)	(1,336)	1,126

Total	65	$46,443	$(13,927)	$(14,192)	$18,324

The balances of acquisition related intangible assets as of June 30, 2007, were as follows:

	June 30, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$6,062	$(3,645)	$2,417
Customer relationships	1,310	(400)	910
Other	110	(67)	42

Total	$7,482	$(4,112)	$3,369

Developed and core technology are being amortized over their useful lives of 5 to 15 years. Customer relationships and backlog are being amortized over their useful lives of 1 to 7 years. Other intangible assets are being amortized over their useful lives of 3 to 5 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

In thousands
Fiscal Year
2009	$4,774
2010	4,208
2011	3,667
2012	3,149
2013	1,011
Thereafter	1,515

Total	$18,324

Note 6.	Debt and Capital Lease Obligations

The components of short-term debt are as follows (in thousands):

June 30, 2008
Credit agreement	16,000
Bank lines of credit	2,476
Other	165

$18,641

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

On February 22, 2008 we amended certain terms and definitions of the Credit Agreement (Amended Credit Agreement) in order to update certain covenant requirements. The amendment provided for, among other things, revisions to certain covenants, increased interest rates, a reduction in the revolving commitment amount to $20 million (with additional $1.0 million reductions to occur each month beginning on March 31, 2008) and certain limitations on the use of loan proceeds. The remaining principal balance is due in full on August 22, 2008. In connection with the Amended Credit Agreement we incurred $0.2 million of amendment fees. We accounted for these fees as deferred loan origination fees and they are being over the estimated life of the Amended Credit Agreement and recorded as other expense.

On June 30, 2008, borrowings of $16 million were outstanding under the Amended Credit Agreement. Borrowings under the Amended Credit Agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% or (b) a LIBOR rate, for a term period of one, two, three or six months, determined by reference to the costs of funds for deposits for the interest period relevant to such borrowing, adjusted for certain additional costs. We can elect to convert an existing interest calculation method at our discretion. The applicable margin for borrowings under the Amended Credit Agreement is 3.00% with respect to base rate borrowings and 4.00% with respect to LIBOR borrowings. As of June 30, 2008, the base rate was 5.00% and the LIBOR rate was 2.5%. We elected the LIBOR method for determining the interest rate for the outstanding $16 million. Therefore the interest rate on our borrowings as of June 30, 2008 was 6.5%. Interest is payable on a monthly basis.

We are required to pay a commitment fee to the lenders with respect to any unutilized commitments under the Amended Credit Agreement. The commitment fee on the Amended Credit Agreement is 0.375% per annum and is due quarterly. We reduced the amount committed under the Amended Credit Agreement on a permanent basis.

The Amended Credit Agreement contains certain customary representations and warranties, affirmative and negative covenants, and events of default, including the requirement that we maintain, and report on a quarterly basis, for the trailing twelve months, a leverage ratio (as defined in the Amended Credit Agreement) of no greater than 3.5 to 1.0. All obligations under the Amended Credit Agreement, and the guarantees of those obligations, are secured by substantially all our assets, subject to certain exceptions. We were in compliance with all covenants relating to the Amended Credit Agreement as of June 30, 2008.

On July 3, 2008, we paid off the $16 million balance on the revolving credit agreement in conjunction with securing the SVB credit facility. See Note 18 for additional details.

Bank Lines of Credit.    We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $2.5 million as of June 30, 2008. The interest rates on these agreements range from 5.9% to 7.3% and the agreements have expiration dates ranging from July 14, 2008 to September 26, 2008, with automatic renewal provisions for additional 90-day period or 6-month periods. As of June 30, 2008, we have outstanding borrowings of $2.5 million and no credit line available under these agreements.

Other.    We have a non-interest bearing loan with a Portuguese governmental agency. The short-term portion of this loan is approximately $0.2 million at June 30, 2008. The long-term portion of this loan is approximately $0.1 million at June 30, 2008 and is classified under long-term liabilities on the balance sheet.

As of June 30, 2008, we have entered into letters of credit for approximately $2.7 million with various financial institutions in Portugal, Belgium, France and Norway in association with certain building leases and government grants.

Capital Leases Obligations

As of June 30, 2008, we had aggregate outstanding capital lease obligations of approximately $8.9 million as compared to none at June 30, 2007. Obligations under our capital lease agreements are collateralized by the assets leased and are payable through fiscal 2012. Leased assets consist principally of building and equipment.

The gross amount of assets recorded under capital leases totaled approximately $10.0 million and none as of June 30, 2008 and June 30, 2007, respectively, and accumulated amortization of these leased assets was approximately $1.1 million and none as of June 30, 2008 and June 30, 2007, respectively. These leased assets are included in the related equipment, furniture and property category. Amortization of assets recorded under capital leases is included in depreciation expense.

Future minimum capital lease payments outstanding as of June 30, 2008 are as follows (in thousands):

Capital Leases
Fiscal Year
2009	$8,623
2010	529
2011	288
2012	91

9,531
Less amount representing interest	(644)

Total	$8,887

We are currently negotiating a financing transaction for the land and building we occupy in Lisbon, Portugal. Under the terms of the transaction, we expect that the proceeds from the transaction we receive will be used directly to pay off our related capital lease obligation of $7.5 million which is included in the table above. We expect this transaction to be completed in fiscal 2009.

Note 7.	Restructuring Charge

Restructuring.    In the third quarter of fiscal 2008, we announced plans to reduce operating costs in our processor business group by terminating the employment of certain employees in our United States locations and by closing our research and development center in the United Kingdom. In total, 28 employees were terminated during fiscal 2008, resulting in approximately $0.9 million of severance and benefits costs recorded as restructuring expense. All of the impacted employees were terminated by March 31, 2008. In addition, asset disposal and transfer costs of approximately $0.3 million and facilities costs of approximately $0.4 million were recorded as restructuring expense in fiscal 2008 related to contract cancellation costs, termination of office lease and other closure costs from the United Kingdom research and development center.

We recorded the restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The total charge to restructuring expense in fiscal 2008 was approximately $1.6 million which is included in the caption “Restructuring” in 2008 consolidated statement of operations. All costs were paid as of June 30, 2008, except for approximately $0.2 million related to facilities closure costs which was accrued as of June 30, 2008 and is recorded on our consolidated balance sheet. We do not expect to incur additional material expenses in fiscal 2009 as we exit our United Kingdom facilities. This restructuring action will be fully implemented by December 2008.

Note 8.	Financial Instruments

The following table summarizes by major security type, the fair value of our cash equivalents and marketable investments (in thousands):

	June 30,
	2008	2007
Money market funds	$11,105	$117,201
Certificates of deposit and time deposits	—	6,000
U.S. commercial paper and municipal bonds	—	19,845

Total	11,105	143,046
Less amounts classified as cash equivalents	(11,105)	(117,201)

Total marketable investments	$—	$25,845

Our marketable investments as of June 30, 2008 are available-for-sale securities that were bought and held principally for the purpose of selling them in the near term. Unrealized gains and losses for the fiscal years ended June 30, 2008 and 2007 were not significant.

Note 9.	Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2008	2007
Equipment	$16,363	$15,473
Land and buildings	8,661	—
Furniture and fixtures	3,913	1,577
Leasehold Improvements	812	1,101

	29,749	18,151
Accumulated depreciation	(13,442)	(12,370)

Equipment and furniture, net	$16,307	$5,781

Note 10.	Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	June 30,
	2008	2007
Investments in other companies	$2,157	$4,463
Long-term computer aided design licenses	11,458	4,822
Cash surrender value of insurance contracts tied to our deferred compensation plan	2,070	2,310
Other long-term assets	1,216	984

	$16,901	$12,579

Note 11.	Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2008	2007
Accrued compensation and employee-related expenses	$6,457	$6,848
Income taxes payable	(48)	2,195
Payable to Chipidea shareholders	15,212	—
Capital lease obligations	8,044	—
Deferred purchase price consideration	6,123	—
Computer aided design tool liabilities	5,212	2,502
Other accrued liabilities	10,963	4,573

	$51,963	$16,118

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2008	2007
Deferred compensation	$2,530	$2,298
Long-term deferred tax liability	7,548	—
Long-term income tax liability	11,758	—
Long-term accounts payable	6,052	2,363
Other long-term liabilities	1,608	1,065

	$29,496	$5,726

Note 12.	Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Interest income	$1,132	$6,656	$4,413
Interest expense	(1,746)	(4)	(2)
Other	(3,467)	(182)	(38)

Total interest and other income, net	$(4,081)	$6,470	$4,373

Note 13.	Commitments

Purchase Commitments with Suppliers

We lease certain facilities under non-cancelable operating leases that have expiration dates between fiscal 2008 and fiscal 2016.

At June 30, 2008, the Company’s future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
2009	$3,492
2010	1,937
2011	1,574
2012	1,415
2013	1,103
Thereafter	2,307

Total minimum operating lease payments	$11,828

Rent expense under non-cancelable operating leases was approximately $3.3 million in fiscal 2008, $1.7 million in fiscal 2007 and $1.6 million in fiscal 2006.

In connection with the lease for our Mountain View facilities, we have entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which is guaranteed by a time-based certificate of deposit. This certificate of deposit is recorded in other assets on the consolidated balance sheet.

Commitments for purchases of products or services to be received in future periods totaled $8.7 million at June 30, 2008, including $5.6 million for fiscal 2009 and $3.1 million for fiscal 2010.

Note 14.	Stockholders’ Equity

Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan was adopted by our board of directors and approved by our stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. In August 2007 our board of directors adopted the 1998 Long-Term Incentive Plan, as Amended and Restated (the “1998 Plan”), which was approved by stockholders in December 2007. The Compensation Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards to officers and other key employees, consultants and members of the board of directors. Stock options and stock appreciation rights may not be granted with an exercise price less than the fair value on the date of grant; the board of directors determines the prices of other stock awards. Options awarded under the 1998 Plan prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment.

Initial stock options grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005, vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the vesting schedule employed since 2005, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan to optionees other than executives generally may be exercised for three months after termination of the optionee’s service to us, other than for termination due to death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service, or termination for cause, in which case the option may not be exercised following termination. Options granted to executives generally may be exercised for 12 months following the date of termination. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated our Directors’ Stock Option Plan and 2002 Non-qualified Stock Option Plan (the “terminated plans”), and provided that if any shares subject to an award previously granted under the terminated plans are forfeited, expire or otherwise terminate without issuance or any award is settled for cash or otherwise does not result in the issuance of all or a portion of such shares, such unissued shares shall again become available under the 1998 Plan. On July 1, 2007 and July 2006, the number of shares available for issuance increased by approximately 1.7 million and 1.7 million shares, respectively. At June 30, 2008, a total of approximately 16.9 million shares of common stock were reserved under the 1998 Plan and 4.4 million shares were available for future awards.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the Directors’ Stock Option Plan, although it remains in place with respect to outstanding awards. As of June 30, 2008, a total of 510,000 shares of common stock were reserved for awards outstanding under the Directors’ Plan, and no shares were available for future awards.

Employee Stock Purchase Plan.    The Employee Stock Purchase Plan was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, as amended in January 2000 and September 2005 by our board of directors. In August 2007 our board of directors adopted the Amended and Restated Employee Stock Purchase Plan (the “Purchase Plan”), which was approved by stock holders in December 2007. The Compensation Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A 6 month offering period commences every six months, generally at May 1 and November 1 of each year. For offering periods that commenced prior to September 2005, the offering period was a 24-month period divided into four 6-month periods. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

The number of shares that may be issued under Purchase Plan for awards made after its amendment and restatement in 2007 is approximately 1.5 million. At June 30, 2008, 2.3 million shares had been issued under the Purchase Plan and 1.2 million shares were reserved for future issuance.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the 2002 Plan, although it remains in place with respect to outstanding awards. At June 30, 2008, and no shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 6-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. For offering periods that commenced prior to October 2005, the offering period was a 24-month period divided into four 6-month periods. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2008, 37,945 shares had been issued under the Supplemental Purchase Plan and 22,055 shares were reserved for future issuance.

As of June 30, 2008, total shares reserved for future awards under all plans were 5.6 million shares.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2007	13,830,478	$7.39	5.19	$31,956
Options granted	3,000,463	$6.37
Options exercised	(478,374)	$5.18
Options cancelled	(2,689,906)	$9.19

Outstanding at June 30, 2008	13,662,661	$6.90	4.47	$1,353

Exercisable at June 30, 2008	10,609,371	$7.11	4.01	$1,353

Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $1.2 million, $196,000 and $2.6 million for 2008, 2007 and 2006, respectively.

Non-vested share activity under our Stock Options Plans for the year ended June 30, 2008 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at July 1, 2007	60,000	$4.72
Vested	(30,000)	$4.72
Cancelled	(7,500)	$4.52

Non-vested balance at June 30, 2008	22,500	$4.79

As of June 30, 2008, $14,204 of total unrecognized compensation costs related to non-vested awards is expected to be recognized over a weighted average period of 0.2 years. The fair value of shares vested during fiscal 2008 was $235,000.

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

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2008	2007	2006	2008	2007 (1)	2006
Expected life (in years)	4.20	4.20	4.20	0.70	—	.50
Risk-free interest rate	3.61%	4.82%	4.37%	3.6%	—	4.88%
Expected volatility	0.51	.63	.74	0.40	—	.55
Dividend yield	0.00%	0.00%	0.00%	0.00%	—	0.00%
Grant date fair value	$2.85	$3.70	$3.87	$3.87	—	$2.03

(1)	There were no employee stock purchases made in fiscal 2007.

Note 15	Income Taxes

Income before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2008	2007	2006
United States	$(14,062)	$2,644	$973
Foreign	$(118,135)	$9,190	$7,850

Total income before taxes	$(132,197)	$11,834	$8,823

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2008	2007	2006
Federal:
Current	$2,782	$284	$(4,126)
Deferred	—	—	—

	$2,782	$284	$(4,126)
State:
Current	(42)	70	32
Deferred	—	—	—

	(42)	70	32
Foreign:
Current	4,344	2,997	1,896
Deferred	(7,446)	—	—

	(3,102)	2,997	1,896

Total provision (benefit) for income taxes	$(362)	$3,351	$(2,198)

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
Federal tax at statutory rate	$(46,269)	$4,142	$3,000
State income taxes	(169)	70	32
Goodwill impairment	31,122	—	—
In-process research & development	1,792	—	194
Stock-based compensation	385	473	1,114
Foreign rate differential	4,109	(52)	(42)
Research tax credit	584	(409)	(650)
Changes in valuation allowance	2,606	(1,088)	(1,847)
Decrease in tax reserves for IRS Exam	—	—	(4,194)
Non-deductible acquisition costs	—	166	272
Non-deductible deferred purchase price consideration	2,143	—	—
Other	3,335	49	(77)

Total provision for income taxes	$(362)	$3,351	$(2,198)

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2008	2007
Cumulative temporary differences:
Depreciation and amortization related items	$—	$620
Accrued expenses	714	507
Accrued compensation benefit	475	121
Stock-based compensation	7,399	5,697
Deferred revenue	1,090	179
Capital loss and tax loss carry forward	1,704	813
Tax credit carry forward	878	843
Other, net	250	57

Total deferred income tax asset	12,510	8,837
Valuation allowance	(11,700)	(8,016)

Net deferred income tax asset	810	821
Deferred tax liability related to other comprehensive income	(4,999)	(1)
Deferred tax liability related to purchased intangibles	(3,134)	(820)

Net deferred income tax asset (liability)	$(7,323)	$—

As a result of the Chipidea acquisition, basis differences arose between tax and financial statements purposes from assets acquired and liabilities assumed. SFAS 109 requires an enterprise to recognize deferred tax assets and liabilities for those differences as a result of an acquisition. For the year ended June 30, 2008, $7.3 million of net deferred tax liability was recorded as a result of the acquisition of Chipidea. Based on the available objective evidence, management believes it is more likely than not that for other net deferred tax assets may not to be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2008 for US and other foreign jurisdictions. In fiscal 2008, the valuation allowance increased by $3.7 million.

There are federal research credit carryforwards of approximately $1.7 million that will start to expire beginning in 2020 through 2028, if not utilized. We also have state research tax credit carryforwards of approximately $3.5 million at June 30, 2007 that have no expiration date. Federal foreign tax credit carry forwards also exist of $3.2 million, which expire beginning in 2016 through 2018, if not utilized. We also have federal AMT credit carry forwards of approximately $255,000 at June 30, 2008 that have no expiration date.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

U.S. income taxes and foreign withholding taxes have not been provided for on a cumulative total of $0.6 million of undistributed earnings for certain non-U.S. subsidiaries. These undistributed earnings are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Upon distribution of these earnings, we will be subject to U.S. income taxes net of available foreign tax credits associated with these earnings. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

We adopted the provisions of FIN 48 on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we recognized a decrease of approximately $0.3 million in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $0.3 million in accumulated deficit. The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48) and $13.8 million as of June 30, 2008. The increase in the gross unrecognized tax benefits from July 1, 2007 to June 30, 2008 was primarily related to amounts assumed in the Chipidea acquisition. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million as of July 1, 2007 and $3.0 million as of June 30, 2008. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands):

Balance at July 1, 2007	$3,749
Gross increases related to tax positions for current year	9,043
Gross increases related to tax positions for prior year	1,179
Gross decreases related to tax positions for prior year	(123)

Balance at June 30, 2008	$13,848

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $150,000 as of July 1, 2007 and approximately $1.5 million as of June 30, 2008, with approximately $0.5 million being included as a component of provision for income taxes for the year ended June 30, 2008. The increase in interest and penalties during the year was primarily related to amounts assumed in the Chipidea acquisition.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdictions are the United States and Portugal. Our fiscal 2005 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes. The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relate to certain foreign tax liabilities will change in the next 12 months. However, the amount could not be reasonably estimated.

Note 16.	Contingencies

Litigation

A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, was filed on October 27, 2006, in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant. The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint was granted on January 11, 2008, with leave for plaintiff to amend. Plaintiff filed an amended complaint and MIPS filed a second motion to dismiss which was granted without leave to amend on August 13, 2008. It is not clear what, if any, action plaintiff will take in response to the court's granting of the motion.

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

Note 17.	Operating and Geographic Segment Information

We evaluate our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). Our Chief Executive Officer has been identified as our Chief Operating Decision Maker (CODM). The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. These excluded costs are certain corporate expenses such as impairment costs related to intangible assets, general and administrative expenses, selling costs, IT costs, certain corporate marketing costs, the amortization of purchased intangible assets associated with the Chipidea acquisition, employee share-based compensation expense, certain acquisition costs related to the purchase of Chipidea and restructuring costs. Our costs and operating results are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of June 30, 2008. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

The major segments we serve are as follows:

(i)	Processor Business Group:

The PBG provides industry-standard processor architectures and cores for digital consumer and business applications. This group designs and licenses high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Markets served by the PBG segment include digital set-top digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers, portable media players, microcontrollers and network routers.

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

The following is a summary of net revenue, gross margin and operating income (loss) by segment for 2008, 2007 and 2006. Prior period segment information has been reclassified to conform to the current period presentation (in thousands):

	Years Ended June 30,
	2008		2007		2006
Processor Business Group
Net Revenue (1)	$75,571		$83,310		$64,054
Gross Margin	73,737		81,647		62,808
Operating income (loss)	42,348		45,541		33,568
Analog Business Group
Net Revenue (2)	29,222		—		—
Gross Margin	6,628		—		—
Operating income (loss)	2,482		—		—
All Other
Net Revenue	—		—		—
Gross Margin	(7,733	)(3)	—		—
Operating income (loss)	(172,946	)(4)	(40,177	)(5)	(29,118	)(6)
Total
Net Revenue	104,793		83,310		64,054
Gross Margin	72,632		81,647		62,808
Operating income (loss)	(128,116)		5,364		4,450
Interest income	1,132		6,656		4,413
Interest expense	(1,746)		(4)		(2)
Other income (expense), net	(3,467)		(182)		(38)
Income (loss) before income taxes	(132,197)		11,834		8,823
Provision for (benefit from) income taxes	(362)		3,351		(2,198)
Net income (loss)	$(131,835)		$8,483		$11,021

Management does not allocate long-lived assets to the corporate function when evaluating the performance of the business groups.

(1)	For 2008, 2007 and 2006, PBG net revenue consisted of (i) royalty revenue of $45.6 million, $44.4 million and $36.7 million, respectively, and (ii) license and contract revenue of $30.0 million, $38.9 million and $27.4 million, respectively.

(2)	ABG net revenue consisted of royalty revenue of $0.8 million and license and contract revenue of 28.4 million in 2008.

(3)	All Other gross margin in 2008 primarily relates to $7.7 million of purchased intangible asset amortization associated with the acquisition of Chipidea.

(4)	All Other operating loss in 2008 primarily relates to impairment of goodwill and acquired intangible assets of $103.1 million, corporate general and administrative expenses of $22.7 million, corporate selling expenses of $13.7 million, employee share-based compensation expense of $7.9 million, purchased intangible asset amortization associated with the acquisition of Chipidea of $8.2 million, in-process research and development expense from the Chipidea acquisition of $6.4 million, certain Chipidea acquisition costs of $5.8 million, corporate IT expenses of $2.0 million, corporate marketing expenses of $1.6 million and restructuring costs of $1.6 million.

(5)	All Other operating loss in 2007 primarily relates to corporate general and administrative expenses of $18.5 million, corporate selling expense of $10.5 million, employee share-based compensation expense of $7.7 million, corporate IT expenses of $1.9 million and corporate marketing expenses of $1.6 million.

(6)	All Other operating loss in 2006 primarily relates to corporate general and administrative expenses of $9.8 million, corporate selling expenses of $8.0 million, employee share-based compensation expense of $8.3 million, corporate IT expenses of $1.2 million, corporate marketing expenses of $1.2 million and in-process research and development expense from the FS2 acquisition of $0.6 million.

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2008	2007	2006
United States .	$48,729	$39,296	$31,142
Japan	16,550	14,117	12,221
Pacific Rim	15,725	7,091	5,985
Europe	12,844	7,219	6,317
Rest of World	10,945	15,587	8,389

Total revenue	$104,793	$83,310	$64,054

In 2008, 2007 and 2006, one customer accounted for 18%, 14%, and 13% of our Processor Business Group revenue, respectively. In addition, in 2006, one other customer accounted for 12% of our Processor Business Group revenue.

Our long-lived assets include tangible long-term assets. The following is a summary by geographic area (in thousands):

	June 30,
	2008	2007
United States .	$22,832	$16,280
Japan	187	164
Pacific Rim	1,128	1,311
Europe	16,433	605
Rest of World	13	—

Total long lived assets	$40,593	$18,360

Note 18.	Subsequent event

Debt

On July 3, 2008, MIPS Technologies, Inc. (“MIPS”) entered into a loan and security agreement with Silicon Valley Bank (“SVB”). The loan and security agreement provides for a $15 million term loan and a revolving credit facility in an amount up to $10 million. The borrowing availability under the revolving credit facility varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement. The revolving credit facility will also be available for the issuance of letters of credit, cash management services and foreign exchange contracts. The revolving credit facility will mature on July 2, 2009, while the term loan will be repaid in 48 equal monthly payments of principal plus accrued interest. Loans under the loan and security agreement are secured by substantially all of MIPS assets, other than intellectual property. The proceeds borrowed on July 3, 2008, which included the full amount of the $15 million term loan, together with approximately $1.2 million of borrowings under the revolving credit facility, were used to repay all outstanding loans under our existing revolving credit agreement with Jefferies Finance LLC. At the Company’s election, borrowings under the facility bear interest at prime rate plus 0.50% as defined in the credit facility agreement. The prime rate at August 31, 2008 was 5.0%.

Restructuring

On August 13, 2008, we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount. This plan involves the termination of employees in the Company’s facilities in the United States, Israel and Europe. We expect to complete all actions under the restructuring by June 30, 2009. We expect to incur aggregate costs associated with this plan of approximately $6.5 million to $7.5 million. It is expected that the majority of these charges will consist of employee severance charges.

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

Based on our evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were not effective as of June 30, 2008 due to the existence of the material weakness discussed under “Management’s Report on Internal Control over Financial Reporting” below.

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

The material weakness pertains to controls relating to the process of accounting for income taxes. Specifically, controls relating to the oversight and review of the tax provision by qualified personnel experienced in the application of tax rules, regulations and related accounting, and timely consultation with experts were ineffective. As a result of lack of oversight and review, errors were identified by our auditors in income tax expense and deferred tax assets and liabilities as of June 30, 2008. These errors were corrected in the consolidated financial statements as of and for the year ended June 30, 2008.

As a result of the material weakness described above, management believes that, as of June 30, 2008, our internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework. Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chipidea Microelectrónica S.A. (Chipidea), which was acquired on August 27, 2007. As allowed pursuant to guidance from the Securities and Exchange Commission, the evaluation of internal control over financial reporting of Chipidea has been excluded. Chipidea, which is included in the 2008 consolidated financial statements of MIPS Technologies, Inc. constituted 46% and 28% of total assets and total revenue, respectively, as of and for the year ended June 30, 2008.

Our internal control over financial reporting as of June 30, 2008, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an adverse opinion on the effectiveness of internal controls over financial reporting as stated in their report which is included below.

(c) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Chipidea Microelectrónica S.A. (Chipidea), which was acquired on August 27, 2007. Chipidea, which is included in the 2008 consolidated financial statements of MIPS Technologies, Inc. constituted 46% and 28% of total assets and total revenue, respectively, as of and for the year ended June 30, 2008. Our audit of internal control over financial reporting of MIPS Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Chipidea.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment management has identified a material weakness in controls related to the process of accounting for income taxes. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2008 consolidated financial statements, and this report does not affect our report dated September 10, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MIPS Technologies, Inc. has not maintained effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

/s/ Ernst & Young LLP

Palo Alto, California

September 10, 2008

(d) Remediation Plan

In June 2007, during preparation of the fiscal 2006 consolidated financial statements, our management identified as of June 30, 2006 a material weakness pertaining to controls relating to the process of accounting for income taxes, as described in (b) above. While management commenced executing on the remediation plan for this material weakness in late June 2007, the plan was in progress as of June 30, 2008, primarily due to employee turnover during fiscal 2008 and challenges in recruiting and retaining personnel with adequate experience and skills in application of complex tax rules and related accounting. Our remediation plan includes: a) reduction in the turnover of internal and external tax professionals, b) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes, and c) consultation with tax experts in a timely manner. We expect to complete the implementation of the controls included in this remediation plan during fiscal 2009. Competition for highly qualified tax personnel remains intense in the Bay Area. Our inability to attract and retain personnel with adequate experience and skills could make it difficult to timely complete the remediation plan.

(e) Changes in Internal Control over Financial Reporting

Except for the changes implemented to remediate the material weakness relative to the process of accounting for income taxes, there were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

Information concerning our executive officers is in Item 4A of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our chief executive officer, chief financial officer, and controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, as Amended and Restated, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Consolidated Financial Statements. In connection with the adoption of the 1998 Long-Term Incentive Plan, as Amended and Restated in 2007, we terminated the Directors’ Stock Option Plan and the 2002 Non-Qualified Stock Option Plan, except with respect to awards remaining outstanding under those plans. The following table presents information about these plans as of June 30, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	12,993,249	$6.93	5,603,012	(2)
Equity compensation plans not approved by security holders	669,412	$6.33	22,055	(3)
Total	13,662,661	$6.90	5,625,067

(1)	Excludes purchase rights currently accruing under the Employee Stock Purchase Plan and the Supplemental Stock Purchase Plan.

(2)	These shares include 4,402,592 shares that remain available under the 1998 Long-Term Incentive Plan, as Amended and Restated and 1,200,420 shares that remain available under the Employee Stock Purchase Plan. The shares available under the 1998 Long-Term Incentive Plan, as Amended and Restated, may be issued as stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards.

(3)	These shares remain available under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2008.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Financial Statement Schedule: See “Schedule II—Valuation and Qualifying Accounts” in this section of this Form 10-K.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful receivables for the year ended June 30,
2006	$—	$—	$—	$—
2007	$—	$4	$—	$4
2008	$4	$3,251	$(945)	$2,310

Valuation allowance for deferred tax assets for the year ended June 30,
Fiscal 2006	$21,325	$—	$10,443	$10,882
Fiscal 2007	$10,882	$—	$2,866	$8,016
Fiscal 2008	$8,016	$3,684	$—	$11,700

Deductions represent uncollectible accounts written off, net of recoveries.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

2.1	Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectrónica S.A. and Espírito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 24, 2007).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 8-K filed on December 20, 2007).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

Exhibit No.	List of Exhibits

10.1	The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2	The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7*	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.9*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

10.14*	Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.15*	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.16*	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

Exhibit No.	List of Exhibits

10.17*	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.18*	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19*	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.20	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.21*	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.22*	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.23*	Separation Agreement between Catherine Hunt Rundle and the Company (incorporated hereby by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on September 13, 2007).

10.24	Revolving Credit Agreement, dated as of August 24, 2007, by and among MIPS Technologies, Inc., the various financial institutions party thereto, and Jefferies Finance LLC, as Administrative Agent, sole bookrunner, sole lead arranger, sole syndication agent and sole underwriter (incorporated hereby by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 24, 2007).

10.25	Security Agreement, dated as of August 24, 2007, by and among MIPS Technologies, Inc., MIPS Technologies Holding LLC, MIPS Technologies International AG, and each other Subsidiary of MIPS Technologies, Inc. as may from time to time become a party hereto in favor of Jefferies Finance LLC, as Collateral Agent for the Secured Parties (incorporated hereby by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 24, 2007).

10.26*	Performance-Based Bonus Plan for Executives (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.27*	Special Bonus Plan Letter Agreement (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.28*	Change in Control Agreement (incorporated hereby by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.29	Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocão e Desenvolvimento do Parque de Ciên e Tecnologia da Area de Lisboa ("Tagusparque") to Banco Comercial Português, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.30	Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

Exhibit No.	List of Exhibits

10.31	Promissory sale and purchase agreement and acknowledge of initial payment dated June 12, 2006, and Addendum thereto dated March 16, 2007, between Chpidea and Fundimo—Sociedade Gestora de Fudos de Investimento Imobiliario, S.A. (Fundimo) (described in Sections 1.2.4 and 1.2.5 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.32	Promissory real estate lease agreement dated July 12, 2006 between Chipidea and Fundimo (described in Section 1.2.6 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.33*	Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.34*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.35	Amendment No. 1, dated as of February 22, 2008, to the Credit Agreement, dated as of August 24, 2007, among the Registrant and various financial institutions, as the Lenders, and Jefferies Finance LLC, as Sole Lead Arranger, Sole Bookrunner, Collateral Agent, Administrative Agent, Sole Syndication Agent and Sole Underwriter (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on February 15, 2008)

10.36*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.37	Loan and Security Agreement, dated as of July 3, 2008, by and among Silicon Valley Bank and the Registrant (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008)

10.38	Amendment No. 1, dated as of February 22, 2008, to the Credit Agreement, dated as of August 24, 2007, among the Registrant and various financial institutions, as the Lenders, and Jefferies Finance LLC, as Sole Lead Arranger, Sole Bookrunner, Collateral Agent, Administrative Agent, Sole Syndication Agent and Sole Underwriter (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on February 15, 2008)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.

By:	/s/ JOHN E. BOURGOIN
John E. Bourgoin President and Chief Executive Officer

Date: September 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN E. BOURGOIN John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 12, 2008

/s/ MAURY AUSTIN Maury Austin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2008

/S/ KENNETH L. COLEMAN Kenneth L. Coleman	Director	September 12, 2008

Jose E. Franca	Director	September 12, 2008

/s/ FRED M. GIBBONS Fred M. Gibbons	Director	September 12, 2008

/s/ ROBERT R. HERB Robert R. Herb	Director	September 12, 2008

/S/ ANTHONY B. HOLBROOK Anthony B. Holbrook	Director and Chairman of the Board	September 12, 2008

/s/ WILLIAM M. KELLY William M. Kelly	Director	September 12, 2008

/S/ ROBIN L. WASHINGTON Robin L. Washington	Director	September 12, 2008

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

2.1	Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectrónica S.A. and Espírito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 24, 2007).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 8-K filed on December 20, 2007).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

10.1	The Amended and Restated Separation Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 1999).

10.2	The Corporate Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.2 to the Registration Statement on Form S-1, Registration No. 333-73071 (the “Registration Statement”)).

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7*	The 1998 Long-Term Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.8*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.9*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.10	The Tax Indemnification Agreement between the Company and Silicon Graphics (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2000).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed with the Commission on April 29, 2002).

10.13	Lease agreement dated May 30, 2002 between the Company and SL INVESTMENTS V, LLC (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2002).

Exhibit No.	Index of Exhibits

10.14*	Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.15*	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.16*	Form of Award Document for Restricted Stock Purchase Agreement under the 1998 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.17*	Form of Award Document for Director Stock Option Agreement (Initial Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.18*	Form of Award Document for Director Stock Option Agreement (Renewal Grant) under the Directors’ Stock Option Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2004).

10.19*	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 3, 2005).

10.20	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.21*	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.22*	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.23*	Separation Agreement between Catherine Hunt Rundle and the Company (incorporated hereby by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on September 13, 2007).

10.24	Revolving Credit Agreement, dated as of August 24, 2007, by and among MIPS Technologies, Inc., the various financial institutions party thereto, and Jefferies Finance LLC, as Administrative Agent, sole bookrunner, sole lead arranger, sole syndication agent and sole underwriter (incorporated hereby by reference to Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on August 24, 2007).

10.25	Security Agreement, dated as of August 24, 2007, by and among MIPS Technologies, Inc., MIPS Technologies Holding LLC, MIPS Technologies International AG, and each other Subsidiary of MIPS Technologies, Inc. as may from time to time become a party hereto in favor of Jefferies Finance LLC, as Collateral Agent for the Secured Parties (incorporated hereby by reference to Exhibit 10.02 to the Company’s Current Report on Form 8-K filed on August 24, 2007).

10.26*	Performance-Based Bonus Plan for Executives (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.27*	Special Bonus Plan Letter Agreement (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

Exhibit No.	Index of Exhibits

10.28*	Change in Control Agreement ((incorporated hereby by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.29	Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocão e Desenvolvimento do Parque de Ciên e Tecnologia da Area de Lisboa (“Tagusparque”) to Banco Comercial Português, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.30	Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.31	Promissory sale and purchase agreement and acknowledge of initial payment dated June 12, 2006, and Addendum thereto dated March 16, 2007, between Chpidea and Fundimo - Sociedade Gestora de Fudos de Investimento Imobiliario, S.A. (Fundimo) (described in Sections 1.2.4 and 1.2.5 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.32	Promissory real estate lease agreement dated July 12, 2006 between Chipidea and Fundimo (described in Section 1.2.6 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.33*	Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.34*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.35	Amendment No. 1, dated as of February 22, 2008, to the Credit Agreement, dated as of August 24, 2007, among the Registrant and various financial institutions, as the Lenders, and Jefferies Finance LLC, as Sole Lead Arranger, Sole Bookrunner, Collateral Agent, Administrative Agent, Sole Syndication Agent and Sole Underwriter (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on February 15, 2008)

10.36*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.37	Loan and Security Agreement, dated as of July 3, 2008, by and among Silicon Valley Bank and the Registrant (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008)

10.38	Amendment No. 1, dated as of February 22, 2008, to the Credit Agreement, dated as of August 24, 2007, among the Registrant and various financial institutions, as the Lenders, and Jefferies Finance LLC, as Sole Lead Arranger, Sole Bookrunner, Collateral Agent, Administrative Agent, Sole Syndication Agent and Sole Underwriter (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on February 15, 2008)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Index of Exhibits

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.