Form 10-Q
period 2008-09-30
MIPS TECHNOLOGIES INC
filed 2008-11-10
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

As of October 31, 2008, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,677,283.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,174	$13,938
Accounts receivable, net	10,215	9,866
Unbilled receivables	3,736	4,596
Short term restricted cash	19,723	22,649
Prepaid expenses and other current assets	2,399	2,154
Total current assets	52,247	53,203
Equipment, furniture and property, net	14,339	16,307
Intangible assets, net	14,985	18,324
Goodwill	31,311	40,624
Long term restricted cash	—	7,385
Other assets	16,165	16,901
	$129,047	$152,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,529	$3,441
Accrued liabilities	45,883	51,963
Short-term debt	7,377	18,641
Deferred revenue	5,079	4,283
Total current liabilities	61,868	78,328
Long-term liabilities:
Long-term debt	10,695	—
Other long term liabilities	20,465	29,496
Total long term liabilities	31,160	29,496
Stockholders’ equity:
Common stock	44	44
Preferred stock	—	—
Additional paid-in capital	253,562	252,263
Accumulated other comprehensive income	11,991	15,224
Accumulated deficit	(229,578)	(222,611)
Total stockholders’ equity	36,019	44,920
	$129,047	$152,744

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,
	2008	2007
Revenue:
Royalties	$11,832	$10,519
Contract Revenue	14,385	11,633
Total revenue	26,217	22,152

Cost of Contract Revenue	7,644	3,324
Gross Margin	18,573	18,828
Costs and expenses:
Research and development	7,347	9,013
Sales and marketing	5,045	5,586
General and administrative	6,957	7,009
Acquired in-process research and development	—	5,440
Restructuring	4,931	—
Total operating expenses	24,280	27,048
Operating loss	(5,707)	(8,220)
Other income, net	(1,438)	495
Loss before income taxes	(7,145)	(7,725)
Benefit from income taxes	(178)	(694)
Net loss	$(6,967)	$(7,031)
Net loss per share, basic and diluted	$(0.16)	$(0.16)
Common shares outstanding, basic and diluted	44,334	43,766

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(In thousands)

	Three Months Ended September 30,
	2008	2007
Operating activities:
Net loss	$(6,967)	$(7,031)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,066	828
Amortization of intangible assets	1,542	1,265
Stock-based compensation	1,161	2,390
Acquired in-process research and development	—	5,440
Other non-cash charges	1,415	—
Changes in operating assets and liabilities:
Accounts receivable, net	(432)	(777)
Prepaid expenses and other current assets	(409)	503
Other assets	560	2,397)
Accounts payable	343	413)
Accrued liabilities	4,817	(6,882)
Deferred revenue	1,211	83
Long-term liabilities	(1,120)	414
Net cash provided by (used in) operating activities	3,174	(957)
Investing activities:
Proceeds from sale of marketable investments	—	25,940
Capital expenditures	(448)	(432)
Acquisition of Chipidea, net of cash acquired	—	(120,547)
Restricted cash	—	(27,173)
Net cash used in investing activities	(448)	(122,212)
Financing activities:
Net proceeds from issuance of common stock	138	1,857
Proceeds from debt	16,236	20,693
Repayments of debt	(16,625)	(860)
Repayments of capital lease obligations	(108)	(54)
Net cash provided by (used in) financing activities	(359)	21,636
Effect of exchange rate on cash	(144)	80
Net increase (decrease) in cash and cash equivalents	2,236	(101,453)
Cash and cash equivalents, beginning of period	13,938	119,039
Cash and cash equivalents, end of period	$16,174	$17,586
Supplemental disclosure of cash transaction:
Payment of restricted cash by escrow agent to former shareholders of Chipidea	$9,175	$—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

MIPS Technologies, Inc. is a leading global supplier of semiconductor design intellectual property (IP) and analog IP.  We believe MIPS Technologies is the only company that provides a combined portfolio of processors, analog IP and software tools for the system on chip, or SoC market. We operate with two business groups, Processor Business Group (PBG) and Analog Business Group (ABG). Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our PBG customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

The addition of Chipidea in August 2007, now operating as the ABG of MIPS Technologies, has allowed us to grow the base of products we offer to a larger set of customers. Analog and mixed signal IP are used in most SoCs. These are the same integrated circuits that usually require a microprocessor core, permitting us to sell both kinds of products to the same customers for the same applications in many circumstances. Analog and mixed signal IP are difficult to develop, and the number of well-trained engineers in this field is much smaller than for digital circuitry. With the acquisition of Chipidea, we have gained a particularly strong team of such designers for the development and sale of commercial analog IP.

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2008 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2008, included in our 2008 Annual Report on Form 10-K.

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

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.   The allowance for doubtful accounts was $2.5 million and $2.3 at September 30, 2008 and June 30, 2008, respectively.

Reclassifications.  Certain balances in our fiscal 2008 consolidated financial statements have been reclassified to conform to the presentation in fiscal 2009.

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2008	2007
Numerator:
Net loss	$(6,967)	$(7,031)
Denominator:
Weighted-average shares of common stock outstanding	44,334	43,796
Less: Weighted-average shares subject to repurchase	—	(30)
Shares used in computing basic net loss per share	44,334	43,766
Net loss per share, basic and diluted	$(0.16)	$(0.16)
Shares used in computing diluted net loss per share, basic and diluted	44,334	43,766
Potentially dilutive securities excluded from net income per diluted share because they are anti-dilutive	12,017	4,189

Note 3.  Comprehensive Loss

Total comprehensive loss includes net loss and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments.   Total comprehensive loss for the first quarter of fiscal 2009 was $10.2 million and total comprehensive loss for the comparable period in the prior year was $3.0 million.

Note 4.  Acquisition and Goodwill

Chipidea Acquisition

On August 27, 2007, we completed the acquisition of Chipidea Microelectrónica S.A., a privately held supplier of analog and mixed signal IP based in Lisbon, Portugal. We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise.

In connection with the acquisition, $12.5 million of consideration was set aside in an escrow account denominated in Euro (remaining amount approximates $4.4 million at September 30, 2008). Under the terms of the escrow agreement, payments are due 12 months and 24 months from the acquisition date based on the shareholders continuing to provide services to us under the terms of the escrow agreements.  We paid $6.9 million to the former shareholders on the first anniversary of the acquisition in August 2008.  In addition, we paid one former shareholder an additional $2.3 million in September 2008 as his services were terminated from the company in September 2008.  The remaining balance is due to the other former shareholders of Chipidea on the second anniversary of the acquisition under the terms of the escrow agreements.  The consideration payable to former shareholders has been ratably expensed in the Statement of Operations as payments are contingent upon continued provision of services to us. The unpaid consideration has been recorded as deferred purchase price consideration liability. A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash.

Contingent Consideration.  In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of possible indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price. Under the terms of the acquisition, this amount has been set aside in an escrow account and is scheduled to be released on the one year anniversary of the acquisition date. In August 2008, we made certain claims under the indemnification escrow agreement.  We are uncertain of the specifics and timing of when these claims with the former shareholders of Chipidea will be resolved.  A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash.

The changes in the carrying amount of goodwill by operating segment for the three month period ended September 30, 2008, were as follows:

	Processor Business Group	Analog Business Group	Total
	(In thousands)
Balances at June 30, 2008	$565	$40,059	$40,624
Goodwill adjustments (1)	—	(5,067)	(5,067)
Currency translation adjustment	—	(4,246)	(4,246)
Balances at September 30, 2008	$565	$30,746	$31,311

(1)
Adjustments to goodwill primarily represent changes in assumed pre-acquisition income tax liabilities accounted for under FIN 48.  To the extent that actual amounts differ from the estimated amounts recorded, the differences may result in future adjustments to goodwill.

Note 5.  Purchased Intangible Assets

The balances of acquisition related intangible assets consisted of the following as of September 30, 2008:

	September 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$14,796	$(8,070)	$6,726
Customer relationships and backlog	56	13,113	(5,795)	7,318
Other	63	1,535	(594)	941
Total	65	$29,444	$(14,459)	$14,985

    The balances of acquisition related intangible assets consisted of the following as of June 30, 2008:

	June 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Impairment Losses	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$28,116	$(7,997)	$(12,164)	$7,955
Customer relationships and backlog	56	15,286	(5,351)	(692)	9,243
Other	63	3,041	(579)	(1,336)	1,126
Total	65	$46,443	$(13,927)	$(14,192)	$18,324

    Developed and core technology are being amortized over their useful lives of 5 to 15 years.  Customer relationships and backlog are being amortized over their useful lives of 1 to 7 years.  Other intangible assets are being amortized over their useful lives of 3 to 5 years.

Estimated future amortization expense related to acquisition related intangible assets as of September 30, 2008 is as follows:

In thousands
Fiscal Year
Remaining 2009	$2,830
2010	3,774
2011	3,290
2012	2,827
2013	910
Thereafter	1,354
Total	$14,985

Note 6.  Short-term Debt

The components of short-term debt are as follows (in thousands):

	September 30, 2008	June 30, 2008
Credit agreement	$3,750	$16,000
Bank lines of credit	3,481	2,476
Other	146	165
	$7,377	$18,641

    Revolving Credit Agreement.  On July 3, 2008, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”).  The loan and security agreement provides for a $15 million term loan and a revolving credit facility in an amount up to $10 million.  The borrowing availability under the revolving credit facility varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.  The revolving credit facility will also be available for the issuance of letters of credit, cash management services and foreign exchange contracts.  The revolving credit facility will mature on July 2, 2009, while the term loan will be repaid in 48 equal monthly payments of principal plus accrued interest.  Loans under the loan and security agreement are secured by substantially all of MIPS assets, other than intellectual property.  The amounts borrowed on July 3, 2008, which included the full amount of the $15 million term loan, together with approximately $1.2 million of borrowings under the revolving credit facility, were used to repay all outstanding loans under our previously existing revolving credit agreement with Jefferies Finance LLC.  Borrowings under the term loan facility bear interest at prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at prime rate plus 0.25% as defined in the credit facility agreement.  As of September 30, 2008, we owed $14.4 million under the term loan and $1.2 million under the revolving credit facility.  As of September 30, 2008, we had approximately $8.8 million available to borrow under the revolving credit facility. The prime rate at September 30, 2008 was 5.0%.

Bank Lines of Credit.

We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $2.3 million as of September 30, 2008. The interest rates on these agreements range from 6.8% to 7.7% and the agreements have expiration dates ranging from October 12, 2008 to December 25, 2008, with automatic renewal provisions for additional 90-day period or 6-month periods. As of September 30, 2008, we have outstanding borrowings of $2.3 million and no credit line available under these agreements.

 Other.

As of September 30, 2008, we have a non-interest bearing loan of $0.2 million with a Portuguese governmental agency of which $0.1 million is included in short term debt.

As of September 30, 2008, we have entered into letters of credit for approximately $2.4 million with various financial institutions in Portugal, Belgium, France and Norway in association with certain building leases and government grants.

Note 7.  Restructuring

We record restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcounts in the Company’s facilities in United States, Israel, Portugal and closing of the Belgium center.  In total, 58 employees were given notice of termination during the first quarter of fiscal 2008, resulting in approximately $4.7 million of severance and benefits costs recorded as restructuring expense.   As of September 30, 2008, of the employees that were notified of their terminations, 42 of the employees accepted their terminations and 16 employees were notified of their termination and were in the process of being terminated.  In addition, asset disposal and other closure costs of approximately $82,000 and $150,000 were recorded as restructuring expense in the first quarter of fiscal 2009. Of the total $4.9 million of costs incurred in connection with this restructuring, $4.6 million related to our ABG and $0.3 million related to our PBG.  We expect to incur additional costs of $1.1 million to $1.6 million in our ABG as we complete this restructuring.  The reductions in personnel and operating expenses are expected to be fully achieved prior to December 31, 2008, and we expect to complete all actions under the restructuring plan by June 30, 2009.

Activity under our restructuring plans for the three months ended September 30, 2008 is summarized as follows:

	Severance and related benefits	Other exit- related costs	Total
	(in thousands)
Balance at June 30, 2008	$—	$236	$236
Current changes	4,699	232	4,931
Cash payments	(3,348)	(170)	(3,518)
Amount included in accounts payable	—	(5)	(5)
Impact of foreign currency	(24)	(21)	(45)
Non-cash charges	—	(84)	(84)
Balance at September 30, 2008	$1,327	$188	$1,515

Note 8.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended September 30,
	2008	2007
Interest income	$47	$1,049
Interest expense	(483)	(186)
Other	(1,002)	(368)
Total interest and other income, net	$(1,438)	$495

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	September 30, 2008	June 30, 2008
Equipment	$16,032	$16,363
Land and buildings	7,743	8,661
Furniture and fixtures	3,763	3,913
Leasehold improvements	810	812
	28,348	29,749
Accumulated depreciation and amortization	(14,009)	(13,442)
Equipment, furniture and property, net	$14,339	$16,307

Note 10.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	September 30, 2008	June 30, 2008
Long-term deferred tax asset	$1,412	$-
Investments in other companies	2,150	2,157
Engineering design software licenses	9,643	11,458
Investments related to employee compensation plan	1,848	2,070
Other long-term assets	1,112	1,216
	$16,165	$16,901

Note 11.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2008	June 30, 2008
Accrued compensation and employee-related expenses	$7,285	$6,457
Income taxes payable	653	(48)
Payable to Chipidea shareholders	15,314	15,212
Capital lease obligations	7,167	8,044
Deferred purchase price consideration	387	6,123
Liabilities related to engineering design software licenses	5,103	5,212
Restructuring related liabilities	1,515	-
Other accrued liabilities	8,459	10,963
	$45,883	$51,963

Income taxes payable has a negative balance due to the benefit recorded for the first fiscal quarter of 2008.

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2008	June 30, 2008
Deferred compensation	$2,044	$2.530
Long-term deferred tax liability	7,880	7,548
Long-term income tax liability	3,949	11,758
Long-term accounts payable	5,044	6,052
Other long-term liabilities	1,548	1,608
	$20,465	$29,496

Note 12.  Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $7.8 million as of September 30, 2008. Payments of these obligations are subject to the provision of services or products.

Litigation

A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, was filed on October 27, 2006, in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant. The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint was granted on January 11, 2008, with leave for plaintiff to amend. Plaintiff filed an amended complaint and MIPS filed a second motion to dismiss which was granted without leave to amend on August 13, 2008.  The time within which plaintiff had the right to appeal has elapsed.  It is not clear what, if any, action plaintiff will take in connection with this matter.

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

Note 13.  Stock-Based Compensation

    The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,
	2008	2007
Costs and expenses:
Research and development	$202	$833
Sales and marketing	433	662
General and administrative	526	895
Total stock-based compensation expense	$1,161	$2,390

There was no capitalized stock-based employee compensation cost as of September 30, 2008 or 2007.  There were no material recognized tax benefits during the first quarter of either fiscal 2009 or fiscal 2008.

Note 14.  Income Taxes

We recorded an income tax benefit of $0.2 million for the three-month period ended September 30, 2008 and an income tax benefit of $0.7 million for the comparable period in fiscal 2008. For the Processor Business Group, we continued to recognize a valuation allowance against the U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

Our estimated annual income tax for fiscal 2009 primarily consists of US deferred tax from goodwill amortization, foreign tax, and withholding tax, offset by releases of unrecognized tax benefits that are no longer applicable. Our estimated annual income tax for fiscal 2008 primarily consists of US federal, state, foreign income taxes, withholding taxes, offset in part by certain foreign tax credits and general business tax credits. The tax benefit recognized for the quarter ended September 30, 2008 is lower than that of 2007 because we are not recognizing the tax benefits from US income until it is more likely than not that such benefits can be utilized.

The total amount of gross unrecognized tax benefits as of September 30, 2008 and June 30, 2008 was approximately $7.8 and $13.8 million, respectively. The decrease was primarily due to the release of unrecognized tax benefits related to international tax exposures that are no longer applicable. Approximately $5.1 million of acquisition related unrecognized tax benefits were released to goodwill and approximately $1.3 million of unrecognized tax benefits were released to the income tax provision as a benefit for the quarter ended September 30, 2008.

We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of September 30, 2008 and June 30, 2008 was approximately, $0.8 million and $1.5 million, respectively, with approximately $43,000 being included as a component of provision for income taxes for the quarter ended September 30, 2008. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million as of September 30, 2008 and $3.0 million as of June 30, 2008.

Although we file U.S. federal, U.S. state, and tax returns in several overseas tax jurisdictions, our major tax jurisdictions are the United States and Portugal. Our fiscal 2005 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2004 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.  The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relating to certain foreign tax liabilities will change in the next 12 months due to various statute of limitations expiring. The amount of unrecognized tax benefits that could change is approximately $0.2 million.

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

Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. These excluded costs are certain corporate expenses such as impairment costs related to intangible assets, general and administrative expenses, selling costs, IT costs, certain corporate marketing costs, the amortization of purchased intangible assets associated with the Chipidea acquisition, employee share-based compensation expense, certain acquisition costs related to the purchase of Chipidea and restructuring costs. Our costs and operating results are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of September 30, 2008. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

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

(ii)    Analog Businesss Group:

    The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on-Chip (SoC) applications and turnkey solutions. The ABG IP portfolio covers all fundamental functions in the analog and mixed-signal electronic space, including data conversion, clock management, power management, radio connectivity, physical connectivity, and voice audio and video processing. The market segments served by the ABG segment are wireless communications, power line communications, data communications, video, audio and voice signal processing, xDSL modems, set-top boxes, multimedia and digital consumer electronics.

    The following is a summary of net revenue, gross margin and operating income (loss) by segment for the quarters ended September 30, 2008 and 2007. Prior period segment information has been reclassified to conform to the current period presentation (in thousands):

	Quarters Ended September 30,
	2008	2007
Processor Business Group
Net revenue	$19,580	$19,931
Gross margin	19,414	19,628
Operating income	12,765	11,002
Analog Business Group
Net revenue	6,637	2,221
Gross margin	603	35
Operating loss	(634)	(646)
All Other
Net revenue	—	—
Gross margin	(1,444)	(835)
Operating loss	(17,838)	(18,576)
Total
Net revenue	26,217	22,152
Gross margin	18,573	18,828
Operating loss	(5,707)	(8,220)
Interest income	47	1,049
Interest expense	(483)	(186)
Other expense, net	(1,002)	(368)
Loss before income taxes	(7,145)	(7,725)
Provision for (benefit from) income taxes	(178)	(694)
Net loss	(6,967)	(7,031)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently evaluating the impact that SFAS 141R will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure, about fair value measurements. SFAS 157 is effective for fiscal year ending June 30, 2009.   Adoption of this standard did not have material impact to us.

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

Overview

Revenue for the quarter ended September 30, 2008 was $26.2 million compared to revenue of $22.2 million for the quarter ended September 30, 2007. The revenue increase was primarily due to the impact of having a full quarter of ABG revenue in our September 2008 quarter as compared to only 5 weeks of ABG revenue in the quarter ended September 30, 2007.

Revenue from royalties was $11.8 million for the quarter ended September 30, 2008, an increase of $1.3 million or 12 percent from the $10.5 million reported in the first quarter a year ago. The increase in royalty revenue was driven by higher licensee unit volumes compared with the first quarter of fiscal 2007. End user licensee units grew 22% to 112 million units.

Contract and license revenue was $14.4 million for the quarter ended September 30, 2008, an increase of 24% from the $11.6 million reported in the same quarter a year ago.  License revenue from the Processor business was $8.0 million with 8 new license agreements signed during the quarter. Contract and license revenue from the Analog business was $6.4 million generated from existing contracts along with a portion of the 16 new contracts signed during the quarter.  The increase in contract and license revenue was due to ABG contributing to revenue for the full quarter in September 2008 as compared to only 5 weeks in September 2008. We believe Analog revenues were negatively affected during the September 2008 quarter by the dramatic change in business conditions along with the disruptions associated with our restructuring efforts announced during the quarter.

Our operating expense for the first quarter of fiscal 2009 was $24.3 million including a restructuring charge of $4.9 million as compared to $27.0 million for the first quarter of fiscal 2008, which included a $5.4 million acquired in-process research and development (IPR&D) charge.

The total of our research and development, sales and marketing and general and administrative costs  for the quarter ended September 30, 2008 was $2.3 million lower than the comparable period of 2007 and was also $3.3 million lower than our quarterly operating expenses for the quarter ended  June 30, 2008 as a result of our cost reduction programs.  The reduction in operating expenses reflects the impact of our cost reduction programs implemented as per our August 2008 corporate restructuring plan in an effort to better integrate the ABG and reduce our overall cost structure.  Our employee count reduced by approximately 56 during the September 2008 quarter, which reflected our planned and completed domestic reductions along with our international reductions in progress, for which the vast majority of the termination notifications were given by September 30, 2008.  We expect to fully achieve our goal of reducing quarterly operating costs by approximately $5.0 million by the end of our second quarter of fiscal 2009.  As a result of the restructuring, we expect to generate additional cash flow in the coming quarters and improve our overall liquidity position.

  Our initial estimated range of restructuring expense relating to the August 2008 corporate restructuring plan as reported in our 2008 Annual Report on Form 10-K was $6.5 million to $7.5 million.  We now expect the restructuring expense to be in the range of $6.0 million to $6.5 million.  The reduction in our expected costs is primarily due to the weakening of the euro relative to the dollar and to the related impact on severance and contract termination costs in our European operations.  We are still anticipating that the corporate restructuring will result in reduced quarterly spending of approximately $5.0 million.

In the quarter ended September 30, 2008, our cash and short term investments increased by $2.2 million to $16.2 million even though we expended approximately $1.3 million to fund restructuring costs during the quarter.  In addition, in July 2008 we paid off our Jefferies debt facility of $16.0 million in connection with borrowing approximately $16.2 million from our Silicon Valley Bank term and revolving credit facility.  Our debt balance as of September 30, 2008 was approximately $18.8 million, which included $2.6 million in debt associated with the ABG.

Our Operating Segments

We operate with two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information.

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

    (ii)    Analog Businesss Group:

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

Our reportable segments are the same as our operating segments.  The following table provides a summary of our net revenue and operating loss by segment for the quarters ended September 30, 2008 and 2007:

	Quarter Ended
	September 30, 2008	September 30, 2007
	(In thousands)
Net revenue:
PBG	$19,580	$19,931
ABG	6,637	2,221
All Other	—	—
Total Net Revenue	26,217	22,152
Gross Margin:
PBG	19,414	19,628
ABG	603	35
All Other	(1,444)	(835)
Total Gross Margin	18,573	18,828
Operating income (loss):
PBG	12,765	11,002
ABG	(634)	(646)
All Other	(17,838)	(18,576)
Total Operating Loss	$(5,707)	$(8,220)

PBG

PBG net revenue of $19.6 million in the first quarter of fiscal 2009 decreased by 2 percent compared to net revenue of $19.9 million in the first quarter of fiscal 2008. Net revenue decreased primarily as a result of a $1.5 million decrease in license and contract revenue partially offset by an increase of royalty revenue of $1.1 million.

PBG gross margin of $19.4 million in the first quarter of fiscal 2009 decreased by 1 percent compared to gross margin of $19.6 million in the first quarter of fiscal 2008. Gross margin decreased primarily as a result of the decrease in PBG revenue for the quarter.

PBG operating income of $12.8 million in the first quarter of fiscal 2009 increased by 16 percent compared to operating income of $11.0 million in the first quarter of fiscal 2008. Operating income increased primarily as a result of the quarterly decrease in PBG operating expenses for the quarter ended September 30, 2008 as compared to the same period of the prior year.

ABG

ABG net revenue of $6.6 million in the first quarter of fiscal 2009 increased 199 percent compared to net revenue of $2.2 million in the first quarter of fiscal 2008.  The revenue increase was primarily due to the impact of having a full quarter of ABG revenue in our September 2008 quarter as compared to only 5 weeks of ABG revenue in the quarter ended September 30, 2007.

ABG gross margin of $0.6 million in the first quarter of fiscal 2009 increased from a gross margin of $35,000 in the first quarter of fiscal 2008. Gross margin increased primarily due to the impact of having a full quarter of ABG revenue and cost of sales in our September 2008 quarter as compared to only 5 weeks of ABG revenue and cost of sales in the quarter ended September 30, 2007.

ABG operating loss was relatively flat at $0.6 million for both the first quarter of fiscal 2009 as well as the first quarter of fiscal 2008.

All Other Category

All Other negative gross margin of $1.4 million in the first quarter of fiscal 2009 compared to negative gross margin of $0.8 million in the first quarter of fiscal 2008. The increase in negative gross margin was primarily due to the impact of having a full quarter of intangible asset amortization in the first quarter of fiscal 2009 as compared to only 5 weeks of acquired intangible asset amortization in the first quarter of fiscal 2008.

All Other operating loss of $17.8 million in the first quarter of fiscal 2009 improved by 4 percent as compared to operating loss of $18.6 million in the first quarter of fiscal 2008.  The first quarter loss of 2009 was less than the loss in same period of 2008 primarily due to a $0.9 million decrease in All Other stock compensation expense.

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

Our revenue in the three-month periods ended September 30, 2008 and September 30, 2007 was as follows (in thousands):

	Three Months Ended September 30,
	2008	2007	Change in Percent
Revenue
Royalties	$11,832	$10,519	12%
Percentage of Total Revenue	45%	47%
Contract Revenue	14,385	11,633	24%
Percentage of Total Revenue	55%	53%
Total Revenue	$26,217	$22,152

Royalties.   The 12% increase in royalties primarily resulted from the addition of royalties from an increase in PBG royalty volumes compared to the prior year on chips sold by our licensees and the addition of the ABG royalties of $200,000  following the acquisition of Chipidea in August 2007 compared to $50,000 in the first quarter of fiscal 2008.

License and Contract Revenue.  The 24% increase in contract revenue is due to the impact of having a full quarter of ABG revenue in the quarter ended September 30, 2008 as compared to only 5 weeks of revenue contributing to the first quarter of fiscal 2008.  In the first quarter of fiscal 2009, contract revenues from the ABG were $6.4 million compared to $2.2 million in first quarter of fiscal 2008.   The ABG entered into 16 new contracts in the first quarter of fiscal 2009.  Revenue from the ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance.  The ABG revenue increase was offset in part by a decrease in license revenue generated by the PBG of $1.5 million.  There were 8 new agreements executed by the PBG in first quarter of fiscal 2009 compared to 6 in first quarter of fiscal 2008.

In our PBG, we entered into a number of unlimited use license agreements with our customers.  Under these agreements, customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement provided all revenue recognition criteria had been met.  Contract revenue from unlimited use license agreements was $4.4 million in first quarter of fiscal 2009 as compared with $5.0 million in first quarter of fiscal 2008.

Comparison of Gross Margin and Operating Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2008	2007	Change in Percent
	(in thousands, except for percentages)
Cost of Sales	$7,644	$3,324	130%
Gross Margin	$18,573	$18,828	(1)%
Gross Margin Percentage	71%	85%	—
Research and Development	$7,347	$9,013	(18)%
Sales and Marketing	$5,045	$5,586	(10)%
General and Administrative	$6,957	$7,009	(1)%
Acquired in-process research & development	—	$5,440	—
Restructuring	$4,931	$—	—

Cost of Sales.  Cost of sales includes salaries, depreciation, and the amortization of intangible assets.  PBG cost of sales has historically been insignificant as the majority of our PBG revenue is derived from royalties and licenses which have insignificant related costs.  With the addition of the ABG in August 2007, our blended margins have decreased as ABG revenue is substantially driven by relatively lower margin service related contract revenue.

ABG revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements and, accordingly entails a higher cost of sales as compared to PBG.  As the acquisition was in the latter half of the first quarter of fiscal 2008, our results for the first quarter of 2008 included only 5 weeks of ABG cost of sales as compared to a full quarter of ABG sales for the comparable period in fiscal 2009.

Gross Margin.  Gross margin as a percentage of net revenue decreased to 71 percent in the first quarter of fiscal 2009 compared to 85 percent in the comparable quarter in fiscal 2008. The decrease in gross margin was primarily due to the first quarter of fiscal 2009 including a full quarter of ABG revenue and corresponding cost of sales compared with only 5 weeks of ABG cost of sales in the same period of the prior year.

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

The $1.7 million decrease in research and development expenses for the first quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $0.6 million decrease in stock compensation expense, $0.4 million decrease in outside services fees and $0.2 million decrease in bonus expense.  The remainder of the $0.5 million decrease was spread across various expenses and primarily related to the additional activities in the prior year associated with the acquisition and integration of Chipidea.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $0.5 million decrease in sales and marketing expense for first quarter of fiscal 2009 over the comparable period in fiscal 2008 was primarily due to $0.2 million in decrease in salary expenses and $0.2 million decrease in stock compensation expense.

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

General and administrative expenses were relatively flat at $7.0 million for the first quarters of fiscal 2009 and 2008.

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

Restructuring Expense. In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcounts in the Company’s facilities in United States, Israel, Portugal and closing of the Belgium center.  In total, 58 employees were given notice of termination during the first quarter of fiscal 2008, resulting in approximately $4.7 million of severance and benefits costs recorded as restructuring expense.   In addition, asset disposal and other closure totaling approximately $0.2 million were recorded as restructuring expense in the first quarter of fiscal 2009.

Other Income, Net. Other income, net, for the first quarter of fiscal 2009 was an expense of $1.4 million as compared to income of $0.4 million for the comparable period in fiscal 2008. The decrease in other income was primarily due to a decrease in interest income due to a decrease in our invested balances as we spent substantially all our cash on the Chipidea acquisition in August 2007.  In addition, we incurred approximately $0.8 million in foreign exchange remeasurement losses in the first quarter of fiscal 2009 in connection with the weaker euro.  We also incurred approximately $0.5 million in interest expense and loan amortization fees in the first quarter of fiscal 2009.

Income Taxes.   We recorded an income tax benefit of $0.2 million for the three-month period ended September 30, 2008 and an income tax benefit of $0.7 million for the comparable period in fiscal 2008. For the Processor Business Group, we continued to recognize a valuation allowance against the deferred tax assets in U.S. as we believe that it is more likely than not that the deferred tax assets will not be recognized.

Our estimated annual income tax for fiscal 2009 primarily consists of US deferred tax from goodwill amortization, foreign tax and withholding tax, offset by releases of unrecognized tax benefits that are no longer applicable. Our estimated annual income tax for fiscal 2008 primarily consists of US federal, state, foreign income taxes and withholding taxes, offset in part by certain foreign tax credits and general business tax credits. The tax benefit recognized for the quarter ended September 30, 2008 is lower than that of 2007 because we are not recognizing the tax benefits from US income until it is more likely than not that such benefits can be utilized.

Liquidity and Capital Resources

At September 30, 2008, we had cash, cash equivalents and marketable investments of $16.2 million, an increase of approximately $2.2 million from June 30, 2008.

On July 3, 2008, we entered into a new credit facility with Silicon Valley Bank (SVB). This new facility includes a four year term loan of $15 million and a revolving credit line in the amount of $10 million due on July 2, 2009. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds of $16.2 million from this new facility were used to pay off our prior loan balance.  As of September 30, 2008, outstanding balances under these facilities were $14.4 million for the term loan and $1.2 million for the revolving credit facility.  We borrowed the full amount available under the $15 million term loan facility and paid off $0.6 million in the quarter ended September 30, 2008.  We had $8.8 million available to borrow under the revolving credit line at September 30, 2008.

On August 13, 2008, we announced a restructuring plan designed to reduce $5 million in costs of sales and operating expenses per quarter. With the reduction in interest and principle payments associated with the new loan and the operating cost reductions being implemented in the first and second fiscal quarters in 2009, we expect to improve our liquidity position throughout the fiscal year.

For complete statements of cash flows for the three months ended September 30, 2008 and 2007, see our consolidated financial statements.

Net cash provided by operating activities was $3.2 million for the quarter ended September 30, 2008. The loss in the first quarter of fiscal 2009 was partially offset by non-cash activities including amortization of acquired intangible assets, depreciation expense and stock compensation expense.  In addition, cash from operating activities increased as a result of accrued restructuring costs, an increase in accrued compensation and a decrease in our long term engineering design software licenses due to normal amortization.

    Net cash used in operating activities was $1.0 million for the three month period ended September 30, 2007, primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs.  Cash was used by a decrease in our income taxes payable, a decrease in accrued compensation due to the payout of accrued bonuses offset in part by an increase in accruals for services related to the integration of Chipidea, and an increase in accounts receivable due to the addition of the Analog Business Group.  This use of cash was partially offset by cash provided by increases in our accrued liabilities primarily due to increases from our Analog Business Group, and a decrease in prepaid expenses and other assets due to interest received.

    Net cash used in investing activities was $0.4 million for the three month period ended September 30, 2008 as a result of capital expenditures in the quarter.

    Net cash used in investing activities was $122.2 million for the three month period ended September 30, 2007.  This usage was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition.  This use of cash was offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.

    Net cash used in financing activities was $0.4 million for the three months ended September 30, 2008. As we entered into a new credit facility and borrowed amounts primarily to pay off existing debt, our net cash used in debt financing activities was $0.4 million, which primarily related to monthly principal payments for our new debt in the first quarter of fiscal 2009.

    Net cash provided by financing activities was $21.6 million for the three months ended September 30, 2007. Net cash provided by financing activities during the three month period ended September 30, 2007 was primarily attributable to the loan of $20 million under our revolving credit agreement established in connection with the Chipidea acquisition and activity under our employee stock plans, offset in part by cash paid for loan origination fees.

    Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•
from time to time we have certain significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements. These payments vary and can be up to $2 million per quarter.

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

Our contractual obligations as of September 30, 2008 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$10,031	$2,863	$3,121	$2,177	$1,870
Capital lease obligations (2)	8,397	7,700	693	4	—
Purchase obligations (3)	7,834	4,781	3,053	—	—
Short Term Debt (4)	8,227	8,157	70	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	25,079	25,079	—	—	—
Long Term Debt (6)	11,489	—	8,284	3,205	—
Other long-term liabilities and obligations (7)	2,608	—	2,608	—	—
Total	$73,665	$48,580	$17,829	$5,386	$1,870

(1)
We lease office facilities and equipment under noncancelable operating leases that expire through 2016.  In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which is guaranteed by a time-based certificate of deposit.  In addition, we have entered into letters of credit of approximately $2.5 million with various financial institutions in Portugal, Belgium, Norway, and France in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property.

(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Purchase obligations have decreased by approximately $0.8 million since June 30, 2008.

(4)
Short term debt includes $5.7 million of principal and interest due under our SVB term loan and revolving credit facility, $2.3 million due under various credit lines and $0.2 million primarily due to a loan with a government agency in Portugal and the related future interest payment.

(5)
Short term liabilities includes:  $15.0 million related to an escrow account related to the Chipidea acquisition completed in August 2007, $4.4 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition, $2.3 million related to a payment associated with the proposed sale of our Portugal, Lisbon building, $1.6 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.7 million in payables for computer aided design licenses not included under outstanding purchase orders.

(6)	Long term debt includes $11.5 million of principal and interest due under the Silicon Valley term loan.

(7)
Long-term liabilities and obligations include:  $2.0 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $0.6 million in payables for computer aided design licenses not included in outstanding purchase orders.

The table above excludes liabilities under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no significant changes to the discussion of quantitative and qualitative disclosures about market risk in our 2008 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 12a-15(e) under the Exchange Act) were not effective as of September 30, 2008, because of the material weakness described in Part II, Item 9A, in our 2008 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes.

Management began implementing a remediation plan for this material weakness during fiscal 2007.  Our remediation plan includes: a) reduction in the turnover of internal and external tax professionals, b) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes, and c) consultation with tax experts in a timely manner.   Though we have made progress in hiring qualified tax personnel and have set in place additional review procedures, that plan is still in progress.  We expect to complete the implementation of the controls included in this remediation plan during fiscal 2009. Competition for highly qualified tax personnel remains intense in the Bay Area. Our inability to attract and retain personnel with adequate experience and skills could make it difficult to timely complete the remediation plan.

Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A derivative action entitled In re MIPS Technologies, Inc. Derivative Litigation, Case No. C-06-06699-RMW, was filed on October 27, 2006, in the United States District Court, Northern District of California, against certain current and former MIPS officers and directors and MIPS as a nominal defendant. The complaint in the action alleges that the individual defendants breached their fiduciary duties and violated California and federal securities laws as a result of, among other things, purported backdating of stock option grants, insider trading and the dissemination of false financial statements. Plaintiff seeks to recover purportedly on behalf of MIPS, unspecified monetary damages, corporate governance changes, equitable and injunctive relief, and fees and costs. A motion to dismiss the consolidated complaint was granted on January 11, 2008, with leave for plaintiff to amend. Plaintiff filed an amended complaint and MIPS filed a second motion to dismiss which was granted without leave to amend on August 13, 2008.  The time within which plaintiff had the right to appeal has elapsed.  It is not clear what, if any, action plaintiff will take in connection with this matter.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies may be entering, or in, a recession. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  Royalty revenues depend significantly on worldwide economic conditions and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services, and on the our financial condition and operating results.

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

Our  capacity to meet financial obligations depends on our ability to generate positive cash flow.   We used all of our available cash and short term investments to complete the acquisition of Chipidea and we now have significant debt. This use of cash, coupled with periodic negative cash flow in our Analog Business Group, dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term.  Our term loan with Silicon Valley Bank in the amount of $15 million is due and payable in monthly installments over four years and has a revolving credit line in the amount of $10 million. Under the terms of a Loan and Security Agreement we must pay off all amounts due under the Revolving Credit Agreement or extend the agreement on or before July 2, 2009. Loans under the new facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  Certain restrictive covenants may limit our ability to fund the international operations of our subsidiaries and therefore may substantially and negatively impact our ability to conduct business overseas or may accelerate the timing of when principal payments are due.  In addition, we cannot be assured that we will be able to repay this debt on or before its due date. We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

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

The success of our business depends on maintaining and growing our contract revenue.   Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our PBG contract revenue declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 23% in fiscal 2008. In addition, our PBG contract revenue decreased by 19% in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008. In our PBG, we entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use a number of our cores in unlimited SoC designs during the term of the agreement, which is generally between 4 and 7 years. The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 69% in fiscal 2008, 49% in fiscal 2007, and 32% in fiscal 2006 of the total PBG license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $4.4 million in first quarter of fiscal 2009 as compared with $5.0 million in first quarter of fiscal 2008. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

We may incur restructuring charges in the future, which could harm our results of operations.  OnOnd On August 13, 2008, we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount. This plan involves the termination of employees in our facilities in the United States, Israel and Europe. We expect to complete all actions under the restructuring by June 30, 2009 and we now expect to incur aggregate costs associated with this plan of approximately $6.0 million to $6.5 million. It is expected that the majority of these costs will consist of employee severance charges. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

Our operations in foreign countries are subject to political and economic risks.  With the acquisition of Chipidea we have substantially expanded our operations outside the United States. In addition to the main Chipidea facilities in Portugal, we also have operations in China, France, Macau, Norway, Switzerland and Poland as well as sales offices in China, Germany, Japan, Israel, Korea and Taiwan.  Our operations in countries outside the U.S. subject us to risks, including:

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

We may be subject to litigation and other legal claims that could adversely affect our financial results.  From time to time, we are subject to litigation and other legal claims incidental to our business. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements, and from time to time we respond to claims by our licensees with respect to these obligations. It is possible that we could suffer unfavorable outcomes from litigation or other legal claims, including those made with respect to indemnification obligations, that are currently pending or that may arise in the future. Any such unfavorable outcome could materially adversely affect our financial condition or results of operations.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Loan and Security Agreement with Silicon Valley Bank (incorporated herein by reference as described in the Company's Current Report on Form 8-K filed on July 8, 2008).

10.2	Memorandum defining special compensation paid to Maury Austin, CFO.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

November 7, 2008	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)