Form 10-Q
period 2008-12-31
MIPS TECHNOLOGIES INC
filed 2009-02-06
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of January 31, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,681,283.

PART I – FINANCIAL INFORMATION

Item Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Operations
Condensed Consolidated Statements of Cash Flows
Notes to Condensed Consolidated Financial Statements

Item Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Item Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item Item 4.	Controls and Procedures

PART II – OTHER INFORMATION

Item Item 1.	Legal Proceedings

Item Item 1A.	Risk Factors

Item 4.	Submission of Matters to a Vote of Security Holders

Item Item 6.	Exhibits

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,503	$13,938
Accounts receivable, net	7,283	9,866
Unbilled receivables	2,525	4,596
Short term restricted cash	19,740	22,649
Prepaid expenses and other current assets	1,945	2,154
Total current assets	51,996	53,203
Equipment, furniture and property, net	12,707	16,307
Intangible assets, net	13,888	18,324
Goodwill	30,852	40,624
Long term restricted cash	—	7,385
Other assets	18,967	16,901
	$128,410	$152,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,919	$3,441
Accrued liabilities	37,853	51,963
Short-term debt	6,770	18,641
Deferred revenue	3,807	4,283
Total current liabilities	50,349	78,328
Long-term liabilities:
Long-term debt	9,688	—
Other long term liabilities	25,590	29,496
Total long term liabilities	35,278	29,496
Stockholders’ equity:
Common stock	44	44
Preferred stock	—	—
Additional paid-in capital	255,560	252,263
Accumulated other comprehensive income	11,781	15,224
Accumulated deficit	(224,602)	(222,611)
Total stockholders’ equity	42,783	44,920
	$128,410	$152,744

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenue:
Royalties	$12,953	$12,515	$24,785	$23,035
Contract revenue	13,446	13,935	27,831	25,568
Total revenue	26,399	26,450	52,616	48,603
Cost of Contract Revenue	5,792	9,379	13,436	12,703
Gross Margin	20,607	17,071	39,180	35,900
Costs and expenses:
Research and development	6,797	9,493	14,146	18,506
Sales and marketing	4,354	6,153	9,399	11,739
General and administrative	3,993	7,869	10,949	14,878
Acquired in-process research and development	—	910	—	6,350
Restructuring	548	—	5,479	—
Total operating expenses	15,692	24,425	39,973	51,473
Operating income (loss)	4,915	(7,354)	(793)	(15,573)
Other income (expense), net	(875)	(1,220)	(2,312)	(727)
Income (loss) before income taxes	4,040	(8,574)	(3,105)	(16,300)
Provision for (benefit from) income taxes	(937)	3,511	(1,115)	2,816
Net income (loss)	$4,977	$(12,805)	$(1,990)	$(19,116)
Net income (loss) per share basic	$0.11	$(0.28)	$(0.04)	$(0.44)
Net income (loss) per share diluted	$0.11	$(0.28)	$(0.04)	$(0.44)
Common shares outstanding, basic	44,586	43,902	44,460	43,834
Common shares outstanding, diluted	44,588	43,902	44,460	43,834

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2008	2007
Operating activities:
Net loss	$(1,990)	$(19,116)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,931	1,603
Stock-based compensation	2,473	4,343
Acquired in-process research and development	—	6,350
Amortization of intangibles	2,425	3,794
Other non-cash charges	1,621	396
Changes in operating assets and liabilities:
Accounts receivable	3,485	296
Prepaid expenses and other current assets	(1)	742
Other assets	(1,845)	550
Accounts payable	(1,253)	1,577
Accrued liabilities	3,581	(7,474)
Deferred revenue	77	(168)
Long-term liabilities	(2,594)	4,205
Net cash provided by (used in) operating activities	7,910	(2,902)
Proceeds from sales of marketable investments	—	25,940
Capital expenditures	(665)	(1,012)
Acquisition of Chipidea Microelectronica, S.A., net of cash acquired	—	(120,601)
Restricted cash	—	(27,163)
Net cash used in investing activities	(665)	(122,836)
Net proceeds from issuance of common stock	825	2,273
Proceeds from debt, net	16,236	19,423
Repayments of debt	(18,231)	—
Repayments of capital lease obligations	(296)	27
Net cash provided by (used in) financing activities	(1,466)	21,723
Effect of exchange rate on cash	786	164
Net increase (decrease) in cash and cash equivalents	6,565	(103,851)
Cash and cash equivalents, beginning of period	13,938	119,039
Cash and cash equivalents, end of period	$20,503	$15,188
Supplemental disclosures of cash transaction:
Payment of restricted cash by escrow agent to former shareholders of Chipidea	$9,175	$—

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

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.   The allowance for doubtful accounts was $2.2 million and $2.3 million at December 31, 2008 and June 30, 2008, respectively.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator:
Net income (loss)	$4,977	$(12,085)	$(1,990)	$(19,116)
Denominator:
Weighted-average shares of common stock outstanding	44,586	43,927	44,460	43,862
Less: Weighted-average shares subject to repurchase	—	(25)	—	(28)
Shares used in computing net income (loss) per basic share	44,586	43,902	44,460	43,834
Effect of dilutive securities-employee stock options and shares subject to repurchase	2	—	—	—
Shares used in computing net income (loss) per diluted share	44,588	43,902	44,460	43,834
Net income (loss) per basic share	$0.11	$(0.28)	$(0.04)	$(0.44)
Net income (loss) per diluted share	$0.11	$(0.28)	$(0.04)	$(0.44)
Potentially dilutive securities excluded from net income (loss) per diluted share (A)	13,313	11,523	12,665	9,335

(A)
For the three months ended December 31, 2008, we excluded 13.3 million shares underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying  these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

For the three months ended December 31, 2007 and the six months ended December 31, 2008 and 2007, potentially dilutive securities were excluded from net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (loss)

Total comprehensive loss includes net income (loss) and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments.   Total comprehensive income for the second quarter of fiscal 2009 was $4.8 million and total comprehensive loss for first six months of fiscal 2009 was $5.4 million compared to total comprehensive loss of $9.5 million and $12.6 million for the comparable periods in the prior year.

Note 4.  Acquisition and Goodwill

Chipidea Acquisition

On August 27, 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal IP based in Lisbon, Portugal. We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise.

In connection with the acquisition, $12.5 million of consideration was set aside in an escrow account denominated in Euro (remaining amount approximates $4.4 million at December 31, 2008). Under the terms of the escrow agreement, payments are due 12 months and 24 months from the acquisition date based on the shareholders continuing to provide services to us under the terms of the escrow agreements.  We paid $6.9 million to the former shareholders on the first anniversary of the acquisition in August 2008.  In addition, we paid one former shareholder an additional $2.3 million in September 2008 as his services were terminated from the company in September 2008.  The remaining balance is due to the other former shareholders of Chipidea on the second anniversary of the acquisition under the terms of the escrow agreements.  The consideration payable to former shareholders has been ratably expensed in the Statement of Operations as payments are contingent upon continued provision of services to us. The unpaid consideration has been recorded as deferred purchase price consideration liability. A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash.

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

The changes in the carrying amount of goodwill by operating segment for the six months ended December 31, 2008, were as follows:

	Processor Business Group	Analog Business Group	Total
	(In thousands)
Balances at June 30, 2008	$565	$40,059	$40,624
Goodwill adjustments (1)	—	(5,122)	(5,122)
Currency translation adjustment	—	(4,650)	(4,650)
Balances at December 31, 2008	$565	$30,287	$30,852

(1)
Adjustments to goodwill primarily represent changes in assumed pre-acquisition income tax liabilities accounted for under FIN 48.  To the extent that actual amounts differ from the estimated amounts recorded, the differences may result in future adjustments to goodwill.

Note 5.  Purchased Intangible Assets

    The balances of acquisition related intangible assets consisted of the following as of December 31, 2008:

	December 31, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$14,686	$(8,463)	$6,223
Customer relationships and backlog	56	12,972	(6,172)	6,800
Other	63	1,519	(654)	865
Total	65	$29,177	$(15,289)	$13,888

    The balances of acquisition related intangible assets consisted of the following as of June 30, 2008:

	June 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Impairment Losses	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$28,116	$(7,997)	$(12,164)	$7,955
Customer relationships and backlog	56	15,286	(5,351)	(692)	9,243
Other	63	3,041	(579)	(1,336)	1,126
Total	65	$46,443	$(13,927)	$(14,192)	$18,324

 Developed and core technology are being amortized over their useful lives of 5 to 15 years.  Customer relationships and backlog are being amortized over their useful lives of 1 to 7 years.  Other intangible assets are being amortized over their useful lives of 3 to 5 years.

Estimated future amortization expense related to acquisition related intangible assets as of December 31, 2008 is as follows:

In thousands
Fiscal Year
Remaining 2009	$1,866
2010	3,732
2011	3,254
2012	2,796
2013	900
Thereafter	1,340
Total	$13,888

Note 6.  Debt

The components of debt are as follows (in thousands):

	December 31, 2008	June 30, 2008
Credit agreement	$13,438	$16,000
Bank lines of credit	2,769	2,476
Other	251	165
Total Debt	16,458	18,641
Less: current portion	6,770	18,641
Long term debt, net of current portion	$9,688	$—

Credit Agreement

On July 3, 2008, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”).  The loan and security agreement provides for a $15 million term loan and a revolving credit facility in an amount up to $10 million.  The proceeds borrowed on July 3, 2008, which included the full amount of the $15 million term loan, together with approximately $1.2 million of borrowings under the revolving credit facility, were used to repay all outstanding loans under our existing revolving credit agreement with Jeffries Finance LLC.  The borrowing availability under the revolving credit facility varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.  The revolving credit facility is also available for the issuance of letters of credit, cash management services and foreign exchange contracts.  The revolving credit facility will mature on July 2, 2009, while the term loan is to be repaid in 48 equal monthly payments of principal plus accrued interest. In December 2008, we amended our credit facility agreement with SVB, providing us more flexibility to fund the international operations of our subsidiaries.  As of December 31, 2008, outstanding balances under these facilities were $13.5 million for the term loan and $1.2 million for the revolving credit facility.  We borrowed the full amount available under the $15 million term loan facility and paid off approximately $1.5 million in the six months ended December 31, 2008.  We had $8.8 million available to borrow under the revolving credit line at December 31, 2008. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. At the Company’s election, borrowings under the facility bear interest at prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at prime plus 0.25% as defined in the credit facility agreement.  The prime rate at December 31, 2008 was 3.25%.

Bank Lines of Credit

We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $1.5 million as of December 31, 2008. The interest rates on these agreements range from 3.89% to 4.35% and the agreements have expiration dates ranging from April 12, 2009 to April 14, 2009, with automatic renewal provisions for additional 90-day period. As of December 31, 2008, we have outstanding borrowings of $1.5 million and no credit line available under these agreements.

Other

We have a non-interest bearing loan with a Portuguese governmental agency. The short-term portion of this loan is approximately $0.3 million at December 31, 2008.

            As of December 31, 2008, we have entered into letters of credit for approximately $2.4 million with various financial institutions in Portugal, Belgium, France and Norway in association with certain building leases and government grants.

Note 7.  Restructuring

We record restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount in the Company’s facilities in United States, Israel, Portugal and closing our facilities in Belgium and France.  In the second quarter of fiscal 2009, approximately $0.5 million of severance and benefits costs were recorded as restructuring expense for ABG and $35,000 of severance, benefits and other costs for PBG.  These costs primarily related to ABG costs of $0.3 million of severance costs and $0.2 million of facilities closure costs.   For the six months ended December 31, 2009, we incurred $5.5 million for restructuring costs of which, $5.1 million related to ABG and $0.4 related to PBG.  We expect to incur additional costs of approximately $0.5 million in our ABG as we complete this restructuring.  The reductions in personnel and operating expenses are expected to be fully achieved prior to March 31, 2009, and we expect to complete all actions under the restructuring plan by June 30, 2009.

The following table provides a summary of the restructuring activities and related liabilities included in accrued liabilities as of December 31, 2008:

	Severance and related benefits	Other exit- related costs	Total
	(in thousands)
Balance at June 30, 2008	$—	$236	$236
Current changes	4,699	232	4,931
Cash payments	(3,348)	(170)	(3,518)
Amount included in accounts payable	—	(5)	(5)
Impact of foreign currency	(24)	(21)	(45)
Non-cash charges	—	(84)	(84)
Balance at September 30, 2008	1,327	188	1,515
Current changes	274	274	548
Cash payments	(557)	(90)	(647)
Amount included in accounts payable	—	(78)	(78)
Impact of foreign currency	(23)	8	(15)
Non-cash charges	—	(37)	(37)
Balance at December 31, 2008	$1,021	$265	$1,286

Note 8.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2008	2007	2008	2007
Interest income	$80	$128	$117	$1,177
Interest expense	(356)	(646)	(829)	(833)
Other	(599)	(702)	(1,600)	(1,071)
Total other income (expense), net	$(875)	$(1,220)	$(2,312)	$(727)

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	December 31, 2008	June 30, 2008
Equipment	$13,860	$16,363
Land and buildings	7,656	8,661
Furniture and fixtures	3,661	3,913
Leasehold improvements	808	812
	25,985	29,749
Accumulated depreciation and amortization	(13,278)	(13,442)
Equipment, furniture and property, net	$12,707	$16,307

Note 10.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	December 31, 2008	June 30, 2008
Investments in other companies	$2,144	$2,157
Engineering design software licenses	14,290	11,458
Investments related to employee deferred compensation plan	1,509	2,070
Other long-term assets	1,024	1,216
	$18,967	$16,901

Note 11.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2008	June 30, 2008
Accrued compensation and employee-related expenses	$5,184	$6,457
Income taxes payable	807	(48)
Payable to Chipidea shareholders	15,361	15,212
Capital lease obligations, short term	1,039	8,044
Deferred purchase price consideration	1,418	6,123
Liabilities related to engineering design software licenses	5,738	5,212
Restructuring related liabilities	696	—
Short-term deferred tax liability	64	—
Other accrued liabilities	7,546	10,963
	$37,853	$51,963

The components of other long-term liabilities are as follows (in thousands):

	December 31, 2008	June 30, 2008
Deferred compensation	$1,656	$2.530
Long-term restructuring related liabilities	590	—
Long-term deferred tax liability	3,783	7,548
Long-term income tax liability	3,979	11,758
Long-term accounts payable	7,363	6,052
Long-term capital lease	6,512	—
Other long-term liabilities	1,707	1,608
	$25,590	$29,496

Note 12.  Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $12.7 million as of December 31, 2008. Payments of these obligations are subject to the provision of services or products.

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

Note 13.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three months ended December 31, 2008 and 2007 and  six months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Costs and expenses:
Research and development	$463	$825	$977	$1,658
Sales and marketing	398	636	665	1,298
General and administrative	451	621	831	1,517
Total stock-based compensation expense	$1,312	$2,082	$2,473	$4,473

There was no capitalized stock-based employee compensation cost as of December 31, 2008 or 2007.  There were no material recognized tax benefits during the first six months of either fiscal 2009 or fiscal 2008.

Note 14.  Income Taxes

We recorded an income tax benefit of $0.9 million and $1.1 million for the three and six months ended December 31, 2008. We recorded an income tax expense of $3.5 million and $2.8 million for the comparable periods in fiscal 2008. For the Processor Business Group, we continued to recognize a valuation allowance against the U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

Our estimated annual income tax for fiscal 2009 primarily consists of tax benefits from the loss generated by the Analog Business Group and releases of unrecognized tax benefits that are no longer applicable, partially offset by US deferred tax from goodwill amortization, foreign tax, and withholding tax. Our estimated annual income tax for fiscal 2008 primarily consists of US federal, state, foreign income taxes, withholding taxes, offset in part by certain foreign tax credits and general business tax credits.

The total amount of gross unrecognized tax benefits as of December 31, 2008 and June 30, 2008 was approximately $7.8 and $13.8 million, respectively. The decrease was primarily due to the release of unrecognized tax benefits related to international tax exposures that are no longer applicable. Approximately $5.2 million of acquisition related unrecognized tax benefits were released to goodwill and approximately $1.3 million of unrecognized tax benefits were released to the income tax provision as a benefit for the six months ended December 31, 2008.

We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of December 31, 2008 and June 30, 2008 was approximately $0.8 million and $1.5 million, respectively, with approximately $32,000 and $75,000 being included as a component of provision for income taxes for the three and six months ended December 31, 2008. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.6 million as of December 31, 2008 and $3.0 million as of June 30, 2008.

Although we file U.S. federal, U.S. state, and tax returns in several overseas tax jurisdictions, our major tax jurisdictions are the United States and Portugal. Our fiscal 2005 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2005 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.  The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relating to certain foreign tax liabilities will change in the next 12 months due to various statute of limitations expiring. The amount of unrecognized tax benefits that could change is approximately $0.2 million.

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

Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. These excluded costs are certain corporate expenses such as impairment costs related to intangible assets, general and administrative expenses, selling costs, IT costs, certain corporate marketing costs, the amortization of purchased intangible assets associated with the Chipidea acquisition, employee share-based compensation expense, certain acquisition costs related to the purchase of Chipidea and restructuring costs. Our costs and operating results are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of December 31, 2008. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

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

(ii)              Analog Business Group:

 The ABG includes the Chipidea operation and provides analog and mixed-signal IP that produces cost-efficient System-on-Chip (SoC) applications and turnkey solutions. The ABG IP portfolio covers many fundamental functions in the analog and mixed-signal electronic space, including data conversion, clock management, power management, radio connectivity, physical connectivity, and voice audio and video processing. The market segments served by the ABG segment are wireless communications, power line communications, data communications, video, audio and voice signal processing, xDSL modems, set-top boxes, multimedia and digital consumer electronics.

 The following is a summary of net revenue, gross margin and operating income (loss). Prior period segment information has been reclassified to conform to the current period presentation (in thousands):

	Three Months Ended December 31,
	2008	2007
Processor Business Group
Net revenue	$20,336	$16,623
Gross margin	19,891	16,079
Operating income	14,286	8,382
Analog Business Group
Net revenue	6,063	9,827
Gross margin	1,511	3,186
Operating income	792	2,007
All Other
Net revenue	—	—
Gross margin	(795)	(2,194)
Operating loss	(10,163)	(17,743)
Total
Net revenue	26,399	26,450
Gross margin	20,607	17,071
Operating income (loss)	4,915	(7,354)
Interest income	80	128
Interest expense	(356)	(646)
Other expense, net	(599)	(702)
Income (loss) before income taxes	4,040	(8,574)
Provision for (benefit from) income taxes	(937)	3,511
Net income (loss)	$4,977	$(12,085)

	Six months ended December 31,
	2008	2007
Processor Business Group
Net revenue	$39,916	$36,555
Gross margin	39,305	35,708
Operating income	27,050	19,384
Analog Business Group
Net revenue	12,700	12,048
Gross margin	2,114	3,220
Operating loss	158	1,361
All Other
Net revenue	—	—
Gross margin	(2,239)	(3,028)
Operating loss	(28,001)	(36,318)
Total
Net revenue	52,616	48,603
Gross margin	39,180	35,900
Operating loss	(793)	(15,573)
Interest income	117	1,177
Interest expense	(829)	(833)
Other expense, net	(1,600)	(1,071)
Loss before income taxes	(3,105)	(16,300)
Provision for (benefit from) income taxes	(1,115)	2,816
Net loss	$(1,990)	$(19,116)

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

Overview

We ended our second quarter of fiscal 2009 with cash and investments of $20.5 million, up approximately $4.3 million from the prior quarter and up approximately $6.6 million from June 30, 2008.  Our aggregate loan balance outstanding as of December 31, 2008 was $16.5 million which includes $1.8 million of debt associated with our Analog Business unit in Portugal and the balance due under our credit facility in the United States through Silicon Valley Bank.

Total revenue in the second quarter of fiscal 2009 of $26.4 million was slightly higher than the $26.2 million reported in the prior quarter and essentially flat from the $26.5 million reported in the same quarter a year ago. Total second quarter revenue from the PBG was $20.3 million and revenue from the ABG was $6.1 million.

Royalty revenue in the second quarter of fiscal 2009 was $13.0 million, an increase of 9% from the $11.8 million reported in the prior quarter and an increase of 3% from the $12.5 million reported in the same quarter a year ago.  Our processor licensees reported shipments of 126 million units during our second quarter of fiscal 2009, approximately 13% higher than the 112 million units shipped in the prior quarter and an increase of a little over 18% compared with the 107 million units shipped in second quarter of fiscal 2008.  As royalties reported by our customers are one quarter in arrears, shipments and revenue reported in our second quarter represented our customer shipments from the quarter ended September 30, 2008.

Contract and license revenue in the second quarter of fiscal 2009 was $13.4 million, a decrease of 7% from the $14.4 million reported in the prior quarter and 4% lower than the $13.9 million reported in the same quarter a year ago.  License revenue from the processor business was $7.8 million with 10 new license agreements signed during the quarter. Contract and License revenue from the analog business was $5.7 million generated from existing contracts along with a portion of the 14 new license agreements signed during the quarter.

We continue to improve our gross margins.  Our second quarter gross margin of $20.6 million increased $2.0 million or 10% compared to first quarter results benefitting from higher royalty revenues and a favorable mix of foreign exchange rates and lower ABG cost of sales.  Our blended gross margin for the quarter was 78% which is up from 71% in the first quarter of fiscal 2009 and 65% in the fourth quarter of fiscal 2008.

Our operating expense in the second quarter of fiscal 2009 was $15.7 million, including a restructuring charge of $0.5 million as compared to our operating expense in the first quarter of fiscal 2009 which was $24.3 million including a restructuring charge of $4.9 million reflecting the positive impact of our restructuring plan. Approximately $0.5 million of our cost savings in the second quarter of fiscal 2009 was due to refunds or updated estimates of expenses for which we do not expect similar savings in future quarters.  Included in our operating expenses in the second quarter of fiscal 2009 was approximately $1.3 million in stock based compensation expense and $0.9 million in amortization charges related to the Chipidea intangible assets.

Our initial estimated range of restructuring expense relating to the August 2008 corporate restructuring plan as reported in our 2008 Annual Report on Form 10-K was $6.5 million to $7.5 million.  We now expect the restructuring expense to be approximately $6.0 million in fiscal 2009.  The reduction in our expected costs is primarily due to the weakening of the euro relative to the dollar and to the related impact on severance and contract termination costs in our European operations.

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

    Our reportable segments are the same as our operating segments.  The following tables provide a summary of our net revenue and operating loss by segment (in thousands):

	Three Months Ended December 31,
	2008	2007
Processor Business Group
Net revenue	$20,336	$16,623
Gross margin	19,891	16,079
Operating income	14,286	8,382
Analog Business Group
Net revenue	6,063	9,827
Gross margin	1,511	3,186
Operating loss	792	2,007
All Other
Net revenue	—	—
Gross margin	(795)	(2,194)
Operating loss	(10,163)	(17,743)
Total
Net revenue	26,399	26,450
Gross margin	20,607	17,071
Operating income (loss)	4,915	(7,354)
Interest income	80	128
Interest expense	(356)	(646)
Other expense, net	(599)	(702)
Income (loss) before income taxes	4,040	(8,574)
Provision for (benefit from) income taxes	(937)	3,511
Net income (loss)	$4,977	$ (12,085)

	Six months ended December 31,
	2008	2007
Processor Business Group
Net revenue	$39,916	$36,555
Gross margin	39,305	35,708
Operating income	27,050	19,384
Analog Business Group
Net revenue	12,700	12,048
Gross margin	2,114	3,220
Operating loss	158	1,361
All Other
Net revenue	—	—
Gross margin	(2,239)	(3,028)
Operating loss	(28,001)	(36,318)
Total
Net revenue	52,616	48,603
Gross margin	39,180	35,900
Operating loss	(793)	(15,573)
Interest income	117	1,177
Interest expense	(829)	(833)
Other expense, net	(1,600)	(1,071)
Loss before income taxes	(3,105)	(16,300)
Provision for (benefit from) income taxes	(1,115)	2,816
Net loss	$(1,990)	$(19,116)

PBG

PBG net revenue of $20.3 million in the second quarter of fiscal 2009 increased by 22 percent compared to net revenue of $16.6 million in the second quarter of fiscal 2008. Net revenue increased primarily as a result of a $3.2 million increase in license and contract revenue and an increase of royalty revenue of $0.5 million.   PBG net revenue of $39.9 million for the six months ended December 31, 2008 increased by 9% compared to net revenue of $36.6 million for the comparable period for six month ended December 31, 2007.  Net revenue increased as a result of  $1.6 million increase in license and contract revenue and an increase of royalty revenue of $1.7 million.

PBG gross margin of $19.9 million in the second quarter of fiscal 2009 increased by 24 percent compared to gross margin of $16.1 million in the second quarter of fiscal 2008. Gross margin increased primarily as a result of the increase in PBG revenue for the quarter.  PBG gross margin of $39.3 million for the six months ended December 31, 2008 increased by 10 percent compared to gross margin of $35.7 million for the comparable period a year ago.

PBG operating income of $14.3 million in the second quarter of fiscal 2009 increased by 70 percent compared to operating income of $8.4 million in the second quarter of fiscal 2008. Operating income increased primarily as a result of the quarterly decrease in PBG operating expenses for the quarter ended December 31, 2008 as compared to the same period of the prior year.  PBG operating income of $27.1 million for the six months ended December 31, 2008 increased by 40 percent compared to operating income of $19.4 million for the comparable period a year ago.  Operating income increased primarily as a result of the increases in PBG revenue coupled with decreases in PBG operating expenses during fiscal year 2009.

ABG

    ABG net revenue of $6.1 million in the second quarter of fiscal 2009 decreased 38 percent compared to net revenue of $9.8 million in the second quarter of fiscal 2008.  The revenue decrease was due to the continuing deterioration in global economic conditions along with the disruptions associated with our restructuring efforts announced during the first quarter of fiscal 2009.  ABG revenue of $12.7 million during the six months ended December 31, 2008 increased by 5% compared to the same period of the prior year as only 5 weeks of ABG revenue and cost of sales was recorded in the first quarter of fiscal 2008.

ABG gross margin of $1.5 million in the second quarter of fiscal 2009 decreased from a gross margin of $3.2 in the second quarter of fiscal 2008. Gross margin decreased primarily due to the decrease in ABG revenue, partially offset by an increase in gross margins as a percentage of sales in the December 2008 quarter as compared to the quarter ended December 31, 2007 due to the positive effects of our restructuring plan.  ABG gross margin for the six months ended December 31, 2008 decreased to $ 2.1 million from a gross margin of $3.2 million primarily because ABG revenue in the first six months of fiscal 2008 was earned substantially over a period of four months and one week due to the timing of the acquisition whereas ABG revenue in the first six months of fiscal 2009 included the full period.  The higher monthly concentration of revenue in the prior year led to higher utilization and cost savings as compared to fiscal 2009.

ABG operating income decreased to $0.8 million in the second quarter of fiscal 2009 as compared to $2.0 million during the second quarter of fiscal 2008.  The ABG operating income for six months ended December 31, 2008 is $0.2 million compared to $1.4 million during the comparable period a year ago.  These decreases in operating income are primarily due to a decrease in the monthly ABG revenue rate.

All Other Category

All Other negative gross margin of $0.8 million in the second quarter of fiscal 2009 compared to negative gross margin of $2.2 million in the second quarter of fiscal 2008. All Other negative gross margin of $2.2 million for the six months ended December 31, 2008 decreased compared to negative gross margin of $3.0 million for the same period of the prior year. The decrease in negative gross margin was primarily due to the decrease in intangible asset amortization in fiscal 2009 as compared to fiscal 2008, primarily as a result of the impairment write-off the company recorded in the fourth quarter of fiscal 2008.  The amount of the decrease in the six month period in fiscal 2009 was effected by our having only approximately four months of amortization in fiscal 2008 as compared to six months in fiscal 2009.

All Other operating loss of $10.2 million in the second quarter of fiscal 2009 compared to operating loss of $17.7 million in the second quarter of fiscal 2008.  All Other operating loss of $28.0 million for the six months ended December 31, 2008 compared to operating loss of $36.3 million in the same period of fiscal 2008.  These losses are primarily driven by intangible asset amortization costs, general and administrative costs, selling costs, IT costs, certain corporate marketing costs, stock compensation costs and Chipidea acquisition costs.  The decrease in costs in fiscal 2009 as compared to the comparable periods in  fiscal 2008 is primarily due to the substantial amount of non-recurring outside service and integration costs we incurred in fiscal 2008 in connection with the Chipidea acquisition.

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

Our revenue in the three-month and six-month periods ended December 31, 2008 and December 31, 2007 was as follows (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2008	2007	Change in Percent	2008	2007	Change in Percent
Revenue
Royalties	$12,953	$12,515	3%	24,785	$23,035	8%
Percentage of Total Revenue	49%	47%		47%	47%
Contract Revenue	$13,446	$13,9355	-4%	27,831	$25,568	9%
Percentage of Total Revenue	51%	53%		53%	53%
Total Revenue	$26,399	$26,450	0%	$52,616	$48,603	8%

    Royalties.   The increase in royalties in the second quarter of fiscal 2009 from the comparable period in fiscal 2008 is primarily due to a 18% increase in unit volumes shipped by our royalty paying licensees offset in part by a decline in the average selling price of chips sold by our licensees.

Royalties in the first six months of fiscal 2009 were up 8% from the comparable period in fiscal 2008.  The increase of $1.6 million from PBG and $0.1 million from ABG is due to the increase in unit volumes shipped by our royalty paying licensees for our royalty paying licensees offset in part by a decline in the average selling price of chips sold by our licensees.

Contract Revenue.  The 4% decrease in contract revenue was due to decrease of ABG revenue in the quarter ended December 31, 2008 as compared to the second quarter of fiscal 2008, partially offset by an increase in PBG contract revenue in the same period.  In the second quarter of fiscal 2009, ABG contract revenues were $5.7million compared to $9.4 million in second quarter of fiscal 2008.   Revenue from ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance.  The ABG revenue decrease was offset in part by a $3.2 million increase in PBG contract revenue.  There were 10 new PBG license agreements in second quarter of fiscal 2009 compared to 5 in second quarter of fiscal 2008.

Contract revenue for the six months ended December 31, 2008 was up 9% from the comparable period in fiscal 2008.  The increase was due to an increase of $1.7 million in PBG contract revenue due to the favorable size and timing of PBG deals that closed in 2009 as compared to 2008, and $0.5 million increase in ABG contract revenue due to the first six months of fiscal 2009 including the full period as compared to only four months plus one week from the prior year due to the timing of the Chipidea acquisition.

In our Processor Business Group, we entered into a number of unlimited use license agreements with our customers.  Under these agreements, customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement provided all revenue recognition criteria had been met.  Contract revenue from unlimited use license agreements was $1.8 million in second quarter of fiscal 2009 as compared with $0.8 million in second quarter of fiscal 2008. Contract revenue from unlimited use license agreements was $6.1 million in the first six months of fiscal 2009 as compared with $5.8 million in same period of fiscal 2008.

Comparison of Gross Margin and Operating Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended December 31,
	2008	2007	Change in Percent
	(in thousands, except for percentages)
Cost of Sales	$5,792	$9,379	-38%
Gross Margin	$20,607	$17,071	21%
Gross Margin Percentage	78%	65%
Research and Development	$6,797	$9,493	-28%
Sales and Marketing	$4,354	$6,153	-29%
General and Administrative	$3,993	$7,869	-49%
Acquired in-process research & development	$—	$910	—
Restructuring	$548	$—	—

	Six Months Ended December 31,
	2008	2007	Change in Percent
	(in thousands, except for percentages)
Cost of Sales	$13,436	$12,703	6%
Gross Margin	$39,180	$35,900	9%
Gross Margin Percentage	74%	74%
Research and Development	$14,146	$18,506	-24%
Sales and Marketing	$9,399	$11,739	-20%
General and Administrative	$10,949	$14,878	-26%
Acquired in-process research & development	$—	$6,350	—
Restructuring	$5,479	$—	—

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

ABG revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements and, accordingly entails a higher cost of sales as compared to PBG.  As the acquisition was in the latter half of the first quarter of fiscal 2008, our results for the first six months of fiscal year 2008 included four months and one week of ABG cost of sales as compared to six full months of ABG sales for the comparable period in fiscal 2009.

Gross Margin.  Gross margin as a percentage of net revenue increased to 78 percent in the second quarter of fiscal 2009 compared to 65 percent in the comparable quarter in fiscal 2008. The increase in gross margin was primarily due to the increase in PBG revenue as a percentage of total revenue.   In addition, the weakening euro as compared with the dollar and the complete amortization of an intangible asset lowered ABG cost of sales, thus improving their gross margin.

Gross margin for six months ended December 31, 2008 was relatively flat compared to comparable period in fiscal 2008.

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

The $2.7 million decrease in research and development expenses for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $1.3 million decrease in salary expense, $1.1 million decrease in commissions and bonus expense and $0.3 million decrease in stock compensation expense.

The $4.4 million decrease in research and development expenses for the six months ended December 31, 2008 compared to the same period in fiscal 2008 was primarily due to $1.8 million decrease in salary expense, $1.3 million decrease in commissions and bonus expense and $1.0 million decrease in stock compensation expense.  The remainder of the $0.3 million decrease was spread across various expenses and primarily related to the additional activities in the prior year associated with the acquisition and integration of Chipidea.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $1.8 million decrease in sales and marketing expense for second quarter of fiscal 2009 over the comparable period in fiscal 2008 was primarily due to $0.9 million in decrease in salary expense, $0.2 million decrease in stock compensation expense and $0.2 million decrease in travel and entertainment.  The remaining $0.5 million decrease was spread across various expenses and primarily related to the additional activities in the prior year associated with the acquisition and integration of Chipidea.

The $2.3 million decrease in sales and marketing expense for the six months ended December 31, 2008 over the comparable period fiscal 2008 was primarily due to $1.1 million decrease in salary expense, $0.5 million decrease in stock compensation expense, $0.2 million decrease in travel and entertainment, $0.2 million decrease in supplies and maintenance and $0.2 million decrease in outside services.  The remaining $0.1 million decrease was spread across various expenses and primarily related to the additional activities in the prior year associated with the acquisition and integration of Chipidea.

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

The $3.9 million decrease in general and administrative expenses for the second quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $2.7 million decrease in outside services, $0.7 million decrease in commissions and bonus expense, $0.3 million decrease in recruiting expenses and $0.2 decrease in travel related expenses.

The $3.9 million decrease in general and administrative for the six months ended December 31, 2008 compared to the same period in fiscal 2008 was primarily due $4.2 million decrease in outside services, partially offset by an increase of $0.2 million in consulting.

Acquired In-process Research and Development.  In August 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal intellectual property. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $0.9 million in the second quarter of fiscal 2008 and $6.4 million in the first six months of fiscal 2008.

Restructuring Expense.  In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount in the Company’s facilities in United States, Israel, Portugal, and the closing of our facilities in Belgium and France facilities.  In the second quarter of fiscal 2009, approximately $0.5 million of severance and benefits costs were recorded as restructuring expense.  For the six months ended December 31, 2008 approximately $5.5 million of severance and benefits costs, asset disposal and other costs was recorded as restructuring expenses.

Other Income (expense), Net.  Other income (expense), net for the second quarter of fiscal 2009 was an expense of $0.9 million as compared to expense of $1.2 million for the comparable period in fiscal 2008.  The decrease in other expense was primarily due to decrease of interest expense as we refinanced our debt in July 2008.  Interest expense in the second quarter of fiscal 2009 was $0.4M as compared to $0.6M in the same period of the prior year.

Income Taxes.   We recorded an income tax benefit of $0.9 million and $1.1 million for the three and six months ended December 31, 2008. We recorded an income tax expense of $3.5 million and $2.8 million for the comparable periods in fiscal 2008, respectively. For the PBG, we recognize a valuation allowance against the U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.  Our estimated annual income tax for fiscal 2009 primarily consists of tax benefits from the loss generated by the ABG and releases of unrecognized tax benefits that are no longer applicable, partially offset by US deferred tax from goodwill amortization, foreign tax, and withholding tax. Our income tax for fiscal 2008 primarily consisted of US federal and state and foreign income taxes and withholding taxes, offset in part by certain foreign tax credits and general business tax credits.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $20.5 million, an increase of approximately $6.6 million from June 30, 2008.

On July 3, 2008, we entered into a new credit facility with Silicon Valley Bank (SVB). This new facility includes a four year term loan of $15 million and a revolving credit line allowing us to borrow up to $10 million for which related borrowings will be due on July 2, 2009. In December 2008, we amended our credit facility agreement with SVB, providing us more flexibility to fund the international operations of our subsidiaries.  As of December 31, 2008, outstanding balances under this facility were $13.5 million for the term loan and $1.2 million for the revolving credit facility.  We borrowed the full amount available under the $15 million term loan facility and paid off approximately $1.5 million in the six months ended December 31, 2008.  We had $8.8 million available to borrow under the revolving credit line at December 31, 2008. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds of $16.2 million from this new facility were used to pay off our prior loan balance.

On August 13, 2008, we announced a restructuring plan designed to reduce approximately $5 million in costs of sales and operating expenses per quarter. With the reduction in interest and principle payments associated with the new loan and the operating cost reductions being implemented in fiscal 2009, our liquidity position improved in both the first and second quarters of fiscal 2009 as we were able to generate positive cash of approximately $2.3 million in the first quarter of fiscal 2009 and approximately $4.3 million in the second quarter of fiscal 2009.

For complete statements of cash flows for the six months ended December 31, 2008 and 2007, see our consolidated financial statements.

Net cash provided by operating activities was $7.9 million for the six months ended December 31, 2008. Our loss in the first six months of fiscal 2009 of $2.0 million was more offset by non-cash charges of $2.5 million of stock based compensation, $2.4 million relating to amortization of acquired intangible assets and $1.9 million of depreciation expense.  In addition, we generated operating cash in connection with a decrease in our accounts receivable balance at December 31, 2008 compared to June 30, 2008.  This decrease was primarily due to our mix of sales in the second quarter of fiscal 2009 including more upfront customer payments as compared to the quarter ended June 30, 2008.

Net cash used in operating activities was $2.9 million for the six months ended December 31, 2007, primarily due to our net loss partially offset by non-cash charges including stock based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs. Cash was used by a decrease in our income taxes payable and a decrease in accrued compensation due to the payout of approximately $3.8 million in accrued bonuses. These uses of cash were partially offset by cash provide by an increase in our long-term liabilities due to extended payment terms on Computer Aided Design (CAD) time-based licenses and increases in our deferred tax assets.

    Net cash used in investing activities was $0.7 million for the six months ended December 31, 2008 as a result of capital expenditures in the quarter.

Net cash used in investing activities was $122.8 million for the six months ended December 31, 2007 which was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition. This use of cash was offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.

    Net cash used in financing activities was $1.5 million for the six months ended December 31, 2008.  This usage was due to the net payment of $2.0 million of debt in the six months ended December 31, 2008 and capital lease payments of $0.3 million, offset by $0.8 million in proceeds from the issuance of common stock.

Net cash provided by financing activities was $21.7 million for the six months ended December 31, 2007. Net cash provided by financing activities was primarily attributable to the loan of $20 million under our prior revolving credit agreement and activity under our employee stock plans, offset in part by cash paid for loan origination fees.

 Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

  •           from time to time we have certain significant payments to suppliers including CAD system vendors required under long term purchase agreements. These payments vary and can be up to $2 million per quarter.

  •           from time to time we have certain significant payments to investors relating to prior acquisitions. These payments can range up to $1.0 million a quarter, excluding payments from funds previously set aside in escrow accounts.

  •           our ability to continue to generate cash flow from operations.

  •           financing activities under borrowing arrangements. Our borrowing availability with SVB varies according to our accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.

  •           the costs associated with capital expenditures and our land and building in Portugal.

  •           level and timing of restructuring activities. In August 2008, we announced a corporate restructuring to better integrate the ABG and reduce overall cost structure. See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional details on our restructuring activities.

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

Our contractual obligations as of December 31, 2008 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,164	$1,770	$1,671	$704	$19
Capital lease obligations (2)	10,424	1,311	2,204	1,669	5,240
Purchase obligations (3)	12,674	12,346	328	—	—
Short Term Debt (4)	7,248	7,248	—	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	24,722	24,722	—	—	—
Long Term Debt (6)	10,178	—	7,963	2,215	—
Other long-term liabilities and obligations (7)	1,940	—	1,940	—	—
Total	$71,350	$47,397	$14,106	$4,588	$5,259

(1)
We lease office facilities and equipment under noncancelable operating leases that expire through 2016.  In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which is guaranteed by a time-based certificate of deposit.  In addition, we have entered into letters of credit of approximately $2.4 million with various financial institutions in Portugal, Belgium, Norway, and France in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property.

(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Since September 30, 2008, purchase obligations have increased by approximately $5.0 million largely due to additional CAD licenses.

(4)
Short term debt includes $5.5 million of principal and interest due under our SVB term loan and revolving credit facility, $1.5 million due under various credit lines and $0.3 million primarily due to a loan with a government agency in Portugal and the related future interest payment.

(5)
Short term liabilities includes:  $15.1 million related to an escrow account related to the Chipidea acquisition completed in August 2007, $4.4 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition, $2.3 million related to a deposit received on our Portugal, Lisbon building, $1.5 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.4 million in payables for computer aided design licenses not included under outstanding purchase orders.

(6)	Long term debt includes $10.2 million of principal and interest due under the SVB term loan.

(7)
Long-term liabilities and obligations include:  $1.7 million due to employees under a deferred compensation plan, under which distributions are elected by the employees, and $0.3 million in payables for CAD licenses not included in outstanding purchase orders.

The table above excludes liabilities, aggregating $4.0 million, estimated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15(d)-15(e) under the Exchange Act) were not effective as of December 31, 2008, because of the material weakness described in Part II, Item 9A, in our 2008 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes.

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

Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting (as such term is defined under Rule 13a-15(f) under the Exchange Act) that occurred during the second quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies are in a recession and we cannot predict when global economic conditions will cease to deteriorate. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  The semiconductor industry appears to be facing particularly challenging economic trends and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

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

Our  capacity to meet financial obligations depends on our ability to generate positive cash flow.   We used all of our available cash and short term investments to complete the acquisition of Chipidea and we now have significant debt. This use of cash, coupled with negative cash flow in our Analog Business Group, dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term.  Our term loan with Silicon Valley Bank in the amount of $15 million is due and payable in monthly installments over four years and has a revolving credit line in the amount of $10 million. Under the terms of a Loan and Security Agreement we must pay off all amounts due under the Revolving Credit Agreement or extend the agreement on or before July 2, 2009. Loans under the new facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  Certain restrictive covenants may limit our ability to fund the international operations of our subsidiaries and therefore may substantially and negatively impact our ability to conduct business overseas or may accelerate the timing of when principal payments are due.  In addition, we cannot be assured that we will be able to repay this debt on or before its due date. We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

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

The success of our business depends on sustaining or growing our contract revenue.   Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our PBG contract revenue declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 23% in fiscal 2008. In addition, our PBG contract revenue increased by 12% in the first six months of fiscal 2009 as compared to the same period of fiscal 2008. In our PBG, we entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use a number of our cores in unlimited SoC designs during the term of the agreement, which is generally between 4 and 7 years. The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 69% in fiscal 2008, 49% in fiscal 2007, and 32% in fiscal 2006 of the total PBG license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $6.1 million in first six months of fiscal 2009 as compared with $5.8 million in first six months of fiscal 2008. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

In our Processor business we depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.  As royalties reported by our customers are one quarter in arrears, shipments and revenue reported in our second quarter represented our customer shipments from the quarter ended September 30, 2008.  Due to the recent slowdown in the semiconductor and consumer electronics segments, our royalties will likely be negatively impacted in our third and fourth quarters of fiscal 2009.  Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

We may incur restructuring charges in the future, which could harm our results of operations.  On August 13, 2008, we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount. This plan involves the termination of employees in our facilities in the United States, Israel and Europe. We expect to complete all actions under the restructuring by June 30, 2009 and we now expect to incur aggregate costs associated with this plan of approximately $6.0 million. It is expected that the majority of these costs will consist of employee severance charges. These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our 2008 Annual Meeting of Stockholders on November 12, 2008.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)  The matters described below were voted on at the Annual Meeting of Stockholders and the numbers of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)  Holders of our common stock voted to elect three Class I directors to serve for three-year terms and one Class II director to serve a one-year term as follows:

	For	Against	Withheld	Abstentious/Broker Non-Vote
Anthony B. Holbrook	36,745,431	—	5,037,338	—
John E. Bourgoin	38,939,530	—	2,843,239	—
Robert R. Herb	38,706,396	—	3,076,373	—
Robin L. Washington	40,005,388	—	1,777,381	—

(2)  Holders of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending June 30, 2009 as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
41,549,998	137,120	—	95,650

(3)  Additionally, each of the following directors continued their term of office after the meeting:  Fred M. Gibbons, Kenneth L. Coleman and William M. Kelly.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank.

10.2	Amendment to Change in Control Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

February 6, 2009	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)