Form 10-Q
period 2009-03-31
MIPS TECHNOLOGIES INC
filed 2009-05-05
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

As of April 30, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 45,005,733.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,064	$13,938
Accounts receivable, net	7,837	9,866
Unbilled receivables	1,564	4,596
Short term restricted cash	19,539	22,649
Prepaid expenses and other current assets	1,545	2,154
Total current assets	51,549	53,203
Equipment, furniture and property, net	11,594	16,307
Intangible assets, net	12,360	18,324
Goodwill	29,336	40,624
Long term restricted cash	—	7,385
Other assets	17,173	16,901
Total assets	$122,012	$152,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,055	$3,441
Accrued liabilities	35,746	51,963
Short-term debt	6,587	18,641
Deferred revenue	4,079	4,283
Total current liabilities	48,467	78,328
Long-term liabilities:
Long-term debt	8,750	—
Other long term liabilities	23,209	29,496
Total long term liabilities	31,959	29,496
Stockholders’ equity:
Common stock	44	44
Additional paid-in capital	256,414	252,263
Accumulated other comprehensive income	10,538	15,224
Accumulated deficit	(225,410)	(222,611)
Total stockholders’ equity	41,586	44,920
Total liabilities and stockholders’ equity	$122,012	$152,744

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenue:
Royalties	$10,901	$12,556	$35,686	$35,590
Contract revenue	11,805	14,767	39,635	40,336
Total revenue	22,706	27,323	75,321	75,926
Cost of Contract Revenue	4,325	9,407	17,761	22,110
Gross Margin	18,381	17,916	57,560	53,816
Costs and expenses:
Research and development	7,809	9,315	21,955	27,821
Sales and marketing	4,211	6,056	13,610	17,796
General and administrative	4,744	6,559	15,693	21,437
Acquired in-process research and development	—	—	—	6,350
Restructuring	959	1,279	6,438	1,279
Total operating expenses	17,723	23,209	57,696	74,683
Operating income ( loss)	658	(5,293)	(136)	(20,867)
Other expense, net	(1,142)	(762)	(3,455)	(1,488)
Loss before income taxes	(484)	(6,055)	(3,591)	(22,355)
Provision for (benefit from) income taxes	323	(1,798)	(792)	1,018
Net loss	$(807)	$(4,257)	$(2,799)	$(23,373)
Net loss per share basic and diluted	$(0.02)	$(0.10)	$(0.06)	$(0.53)
Common shares outstanding, basic and diluted	44,682	43,992	44,534	43,887

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2009	2008
Operating activities:
Net loss	$(2,799)	$(23,373)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,747	2,692
Stock-based compensation	3,558	6,142
Acquired in-process research and development	—	6,350
Amortization of intangibles	3,300	6,527
Impact of exchange rate on restricted cash	1,385	(1,957)
Amortization of loan fees	96	1,480
Other non-cash charges	215	1,015
Changes in operating assets and liabilities:
Accounts receivable	3,756	4,216
Prepaid expenses and other current assets	328	1,138
Other assets	522	769
Accounts payable	(1,049)	317
Accrued liabilities	2,457	(6,270)
Deferred revenue	619	(307)
Long-term liabilities	(4,494)	664
Net cash provided by (used in) operating activities	10,641	(597)
Proceeds from sales of marketable investments	—	25,940
Capital expenditures	(884)	(2,053)
Acquisition of Chipidea, net of cash acquired	—	(120,944)
Restricted cash	—	(27,163)
Net cash used in investing activities	(884)	(124,220)
Net proceeds from issuance of common stock	846	2,360
Proceeds from debt, net	16,236	19,222
Repayments of debt	(19,278)	(1,021)
Borrowings under capital lease obligations	—	546
Repayments of capital lease obligations	(422)	(115)
Net cash provided by (used in) financing activities	(2,618)	20,992
Effect of exchange rate on cash	(13)	(34)
Net increase (decrease) in cash and cash equivalents	7,126	(103,859)
Cash and cash equivalents, beginning of period	13,938	119,039
Cash and cash equivalents, end of period	$21,064	$15,180
Supplemental disclosures of cash transaction:
Payment of restricted cash by escrow agent to former shareholders of Chipidea	$9,175	$—

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

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.   The allowance for doubtful accounts was $1.4 million and $2.3 million at March 31, 2009 and June 30, 2008, respectively.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(807)	$(4,257)	$(2,799)	$(23,373)
Denominator:
Weighted-average shares of common stock outstanding	44,682	44,017	44,534	43,914
Less: Weighted-average shares subject to repurchase	—	(25)	—	(27)
Shares used in computing net loss per basic share	44,682	43,992	44,534	43,887
Net loss per basic share	$(0.02)	$(0.10)	$(0.06)	$(0.53)
Shares used in computing loss per diluted share	44,682	43,992	44,534	43,887
Net loss per diluted share	$(0.02)	$(0.10)	$(0.06)	$(0.53)
Potentially dilutive securities excluded from net loss per diluted share (A)	12,260	13,764	18,795	10,812

(A)
For the three months ended March 31, 2009 and 2008 and the nine months ended March 31, 2009 and 2008, potentially dilutive securities were excluded from net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (loss)

Total comprehensive loss includes net loss and other comprehensive income, which primarily comprises unrealized gains and losses from foreign currency adjustments.   Total comprehensive loss for the third quarter of fiscal 2009 was $2.0 million and for first nine months of fiscal 2009 was $7.5 million compared to total comprehensive loss of $3.6 million and $8.9 million for the comparable periods in the prior year.

Note 4.  Acquisition and Goodwill

Chipidea Acquisition

On August 27, 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal IP based in Lisbon, Portugal. We acquired all of the outstanding stock of Chipidea for $147 million in cash, of which $14.7 million is held in escrow to satisfy indemnification claims that may arise.

In connection with the acquisition, $12.5 million of consideration was set aside in an escrow account denominated in Euro (remaining amount approximates $4.2 million at March 31, 2009). Under the terms of the escrow agreement, payments are due 12 months and 24 months from the acquisition date based on the shareholders continuing to provide services to us under the terms of the escrow agreements.  We paid $6.9 million to the former shareholders on the first anniversary of the acquisition in August 2008.  In addition, we paid one former shareholder an additional $2.3 million in September 2008 as his services were terminated from the company in September 2008.  The remaining balance is due to the other former shareholders of Chipidea on the second anniversary of the acquisition under the terms of the escrow agreements.  The consideration payable to former shareholders has been ratably expensed in the Statement of Operations as payments are contingent upon continued provision of services to us. The unpaid consideration has been recorded as deferred purchase price consideration liability. A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash.

Contingent Consideration.  In connection with the acquisition, Chipidea made certain representations and warranties to us, and Chipidea’s former shareholders agreed to indemnify us against damages which might arise from a breach of those representations and warranties. Under the terms of the acquisition, the former Chipidea shareholders set aside $14.7 million of cash consideration for payment of possible indemnification claims made by us. Accordingly, a liability for this contingent cash consideration has been recorded in accrued liabilities and this amount has been considered in the purchase price. Under the terms of the acquisition, this amount has been set aside in an escrow account and was scheduled to be released on the one year anniversary of the acquisition date. In August 2008, we made certain claims under the indemnification escrow agreement.   A restricted cash account has been established for the funding of this payment and is recorded in short term restricted cash.  In August 2008, we made certain claims for indemnification from the escrow account, and as discussed in Note 17, in April 2009 we entered into a settlement agreement for our retention of $1.0 million in cash from this account at which time we agreed to release the remaining balance of the escrow account to Chipidea's former shareholders.

The changes in the carrying amount of goodwill by operating segment for the nine months ended March 31, 2009, were as follows:

	Processor Business Group	Analog Business Group	Total
	(In thousands)
Balances at June 30, 2008	$565	$40,059	$40,624
Goodwill adjustments (1)	—	(5,215)	(5,215)
Currency translation adjustment	—	(6,073)	(6,073)
Balances at March 31, 2009	$565	$28,771	$29,336

(1)
Adjustments to goodwill primarily represent changes in assumed pre-acquisition income tax liabilities accounted for under FIN 48.  To the extent that actual amounts differ from the estimated amounts recorded, the differences may result in future adjustments to goodwill.

Note 5.  Purchased Intangible Assets

    The balances of acquisition related intangible assets consisted of the following as of March 31, 2009:

	March 31, 2009
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$14,229	$(8,694)	$5,535
Customer relationships and backlog	56	12,386	(6,323)	6,063
Other	63	1,452	(690)	762
Total	65	$28,067	$(15,707)	$12,360

   The balances of acquisition related intangible assets consisted of the following as of June 30, 2008:

	June 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Impairment Losses	Net Carrying Value
	(In thousands, except months)
Developed and core technology	70	$28,116	$(7,997)	$(12,164)	$7,955
Customer relationships and backlog	56	15,286	(5,351)	(692)	9,243
Other	63	3,041	(579)	(1,336)	1,126
Total	65	$46,443	$(13,927)	$(14,192)	$18,324

    Developed and core technology are being amortized over their useful lives of 5 to 15 years.  Customer relationships and backlog are being amortized over their useful lives of 1 to 7 years.  Other intangible assets are being amortized over their useful lives of 3 to 5 years.

Estimated future amortization expense related to acquisition related intangible assets as of March 31, 2009 is as follows:

In thousands
Fiscal Year
Remaining 2009	$890
2010	3,561
2011	3,105
2012	2,669
2013	860
Thereafter	1,275
Total	$12,360

Note 6.  Debt

The components of debt are as follows (in thousands):

	March 31, 2009	June 30, 2008
Credit agreement	$12,500	$16,000
Bank lines of credit	2,713	2,476
Other	124	165
Total Debt	15,337	18,641
Less: current portion	(6,587)	(18,641)
Long term debt, net of current portion	$8,750	$—

Credit Agreement

On July 3, 2008, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”).  The loan and security agreement provides for a $15 million term loan and a revolving credit facility in an amount up to $10 million.  The proceeds borrowed on July 3, 2008, which included the full amount of the $15 million term loan, together with approximately $1.2 million of borrowings under the revolving credit facility, were used to repay all outstanding loans under our existing revolving credit agreement with Jeffries Finance LLC.  The borrowing availability under the revolving credit facility varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.  The revolving credit facility is also available for the issuance of letters of credit, cash management services and foreign exchange contracts.  The revolving credit facility will mature on July 2, 2009, while the term loan is to be repaid in 48 equal monthly payments of principal plus accrued interest. In December 2008, we amended our credit facility agreement with SVB, providing us more flexibility to fund the international operations of our subsidiaries.  As of March 31, 2009, outstanding balances under these facilities were $12.5 million for the term loan and $1.2 million for the revolving credit facility.  We borrowed the full amount available under the $15 million term loan facility and paid off approximately $2.5 million in the nine months ended March 31, 2009.  We had $8.8 million available to borrow under the revolving credit line at March 31, 2009. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. At the Company’s election, borrowings under the facility bear interest at prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at prime plus 0.25% as defined in the credit facility agreement.  The prime rate at March 31, 2009 was 3.25%.

Bank Lines of Credit

We have bank line of credit agreements with several Portuguese banks with a total aggregate available credit of approximately $1.5 million as of March 31, 2009. The interest rates on these agreements range from 3.89% to 4.35% and the agreements have expiration dates ranging from May 21, 2009 to July 9, 2009, with automatic renewal provisions for additional 90-day periods for the credit lines other than a credit line in the amount of 0.2 million Euros that expires in May 2009.  As of March 31, 2009, we have outstanding borrowings of $1.5 million and no credit line available under these agreements.

Other

We have a non-interest bearing loan with a Portuguese governmental agency. The short-term portion of this loan is approximately $0.1 million at March 31, 2009.

            As of March 31, 2009, we have entered into letters of credit for approximately $1.4 million with various financial institutions in Portugal, Belgium and France in association with certain building leases and government grants.

Note 7.  Restructuring

We record restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144).

In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount in the Company’s facilities in United States, Israel, Portugal and closing our facilities in Belgium and France.  In the third quarter of fiscal 2009, approximately $0.6 million of severance and benefits costs were recorded as restructuring expense for ABG in connection with this restructuring plan.  These costs primarily related to ABG costs of $0.5 million of severance costs and $0.1 million of facilities closure and other costs.   We have incurred approximately $6.0 million in restructuring charges through the third quarter of fiscal 2009 in connection with the August restructuring plan of which $5.7 million related to ABG and $0.3 million related to PBG.  The August restructuring plan has now been substantially completed.  In addition to the August 2008 restructuring plan charges, we also incurred $0.4 million in PBG restructuring charges in severance costs in the third quarter of fiscal 2009 in connection with certain executive departures.

The following table provides a summary of the restructuring activities and related liabilities included in accrued liabilities as of March 31, 2009:

	Severance and related benefits	Other exit- related costs	Total
	(in thousands)
Balance at June 30, 2008	$—	$236	$236
Current changes	4,699	232	4,931
Cash payments	(3,348)	(170)	(3,518)
Amount included in accounts payable	—	(5)	(5)
Impact of foreign currency	(24)	(21)	(45)
Non-cash charges	—	(84)	(84)
Balance at September 30, 2008	1,327	188	1,515
Current changes	274	274	548
Cash payments	(557)	(90)	(647)
Amount included in accounts payable	—	(78)	(78)
Impact of foreign currency	(23)	8	(15)
Non-cash charges	—	(37)	(37)
Balance at December 31, 2008	1,021	265	1,286
Current changes	878	81	959
Cash payments	(948)	(106)	(1,054)
Amount included in accounts payable	(35)	(5)	(40)
Impact of foreign currency	(50)	(11)	(61)
Non-cash charges	—	(20)	(20)
Balance at March 31, 2009	$866	$204	$1,070

Note 8.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2009	2008	2009	2008
Interest income	$31	$89	$147	$1,266
Interest expense	(600)	(585)	(1,429)	(1,417)
Other	(573)	(266)	(2,173)	(1,337)
Total other expense, net	$(1,142)	$(762)	$(3,455)	$(1,488)

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	March 31, 2009	June 30, 2008
Equipment	$13,879	$16,363
Land and buildings	7,292	8,661
Furniture and fixtures	3,543	3,913
Leasehold improvements	805	812
	25,519	29,749
Accumulated depreciation and amortization	(13,925)	(13,442)
Total Equipment, furniture and property, net	$11,594	$16,307

Note 10.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	March 31, 2009	June 30, 2008
Investments in other companies	$2,144	$2,157
Engineering design software licenses	13,366	11,458
Investments related to employee deferred compensation plan	1,374	2,070
Other long-term assets	289	1,216
Total Other Long-Term Assets	$17,173	$16,901

Note 11.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2009	June 30, 2008
Accrued compensation and employee-related expenses	$6,388	$6,457
Income taxes payable	749	(48)
Payable to Chipidea shareholders	15,356	15,212
Capital lease obligations, short term	978	8,044
Deferred purchase price consideration	2,316	6,123
Liabilities related to engineering design software licenses	4,643	5,212
Restructuring related liabilities	628	—
Short-term deferred tax liability	61	—
Other accrued liabilities	4,627	10,963
Total Accrued Liabilities	$35,746	$51,963

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2009	June 30, 2008
Deferred compensation	$1,506	$2,530
Long-term restructuring related liabilities	442	—
Long-term deferred tax liability	3,511	7,548
Long-term income tax liability	3,888	11,758
Long-term liabilities related to engineering design software licenses	5,646	4,056
Long-term lease obligation	6,086	817
Other long-term liabilities	2,130	2,787
Total Other long term liabilities	$23,209	$29,496

Note 12.  Commitments and Contingencies

Purchase Commitments with Suppliers

We have outstanding purchase orders for ongoing operations of approximately $11.3 million as of March 31, 2009. Payments of these obligations are subject to the provision of services or products.

On February 27, 2009, the Company entered into a new operating lease for the headquarter for a period of seven years commencing May 29, 2009, with an option to renew for additional five years.   At March 31, 2009, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2009	$534
2010	1,340
2011	1,418
2012	1,306
2013	1,016
Thereafter	2,216
Total	$7,830

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

Note 13.  Stock-Based Compensation

    The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three months ended March 31, 2009 and 2008 and nine months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Costs and expenses:
Research and development	$437	$604	1,102	2,262
Sales and marketing	281	577	1,112	1,875
General and administrative	367	618	1,344	2,135
Total stock-based compensation expense	$1,085	$1,799	3,558	6,272

There was no capitalized stock-based employee compensation cost as of March 31, 2009 or 2008.  There were no material recognized tax benefits during the first six months of either fiscal 2009 or fiscal 2008.

Note 14.  Income Taxes

We recorded an income tax expense of $0.3 million for the three months ended March 31, 2009 and a benefit of $0.8 million for the nine months ended March 31, 2009. We recorded an income tax benefit of $1.8 million and an expense of $1.0 million for the comparable periods in fiscal 2008. For the Processor Business Group, we continued to recognize a valuation allowance against the U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

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

The total amount of gross unrecognized tax benefits as of March 31, 2009 and June 30, 2008 was approximately $7.9 and $13.8 million, respectively. The decrease was primarily due to the release of unrecognized tax benefits related to international tax exposures that are no longer applicable. Approximately $5.3 million of acquisition related unrecognized tax benefits were released to goodwill and approximately $1.3 million of unrecognized tax benefits were released to the income tax provision as a benefit for the nine months ended March 31, 2009.

We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of March 31, 2009 and June 30, 2008 was approximately, $0.9 million and $1.5 million, respectively, with approximately $21,000 and $96,000 being included as a component of provision for income taxes for the three and nine months ended March 31, 2009. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.7 million as of March 31, 2009 and $3.0 million as of June 30, 2008.

Although we file U.S. federal, U.S. state, and tax returns in several overseas tax jurisdictions, our major tax jurisdictions are the United States and Portugal. Our fiscal 2005 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our calendar 2005 and subsequent tax years remain subject to examination by the appropriate governmental agencies for Portuguese tax purposes.  The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relating to certain foreign tax liabilities will change in the next 12 months due to various statute of limitations expiring. The amount of unrecognized tax benefits that could change is approximately $0.5 million.

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

Prior to fiscal year 2008, we operated in one reportable business group. In the first quarter of fiscal 2008, following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG). These segments were determined based upon our internal organization and management structure and are the primary way in which the CODM is provided with financial information. The CODM evaluates segment performance based on net revenues and operating income, excluding certain items. These excluded costs are certain corporate expenses such as impairment costs related to intangible assets, general and administrative expenses, selling costs, IT costs, certain corporate marketing costs, the amortization of purchased intangible assets associated with the Chipidea acquisition, employee share-based compensation expense, certain acquisition costs related to the purchase of Chipidea and restructuring costs. Our costs and operating results are analyzed in the two reportable business groups. The results of each segment have been prepared using consistent accounting policies with those of MIPS as a whole. Segment information is presented based upon our management’s organizational structure as of March 31, 2009. Future changes to the internal financial structure may result in changes to the reportable segments disclosed.

The major segments we serve are as follows:

(i)              Processor Business Group:

    The PBG provides industry-standard processor architectures and cores for digital consumer and business applications. This group designs and licenses high performance 32- and 64-bit architectures and cores, which offer smaller dimensions and greater energy efficiency in embedded processors. Markets served by the PBG segment include digital set-top, digital televisions, DVD recordable devices, broadband access devices, digital cameras, laser printers, portable media players, microcontrollers and network routers.

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

    The following is a summary of net revenue, gross margin and operating income (loss). Prior period segment information has been reclassified to conform to the current period presentation (in thousands):

	Three Months Ended March 31,
	2009	2008
Processor Business Group
Net revenue	$17,663	$18,110
Gross margin	17,401	17,666
Operating income	11,230	9,846
Analog Business Group
Net revenue	5,043	9,213
Gross margin	1,765	2,555
Operating income	347	1,588
All Other
Net revenue	—	—
Gross margin	(785)	(2,305)
Operating loss	(10,919)	(16,727)
Total
Net revenue	22,706	27,323
Gross margin	18,381	17,916
Operating income (loss)	658	(5,293)
Interest income	31	89
Interest expense	(600)	(585)
Other expense, net	(573)	(266)
Loss before income taxes	(484)	(6,055)
Provision for (benefit from) income taxes	323	(1,798)
Net loss	$(807)	$(4,257)

	Nine months ended March 31,
	2009	2008
Processor Business Group
Net revenue	$57,578	$54,665
Gross margin	56,706	53,373
Operating income	38,281	29,231
Analog Business Group
Net revenue	17,743	21,261
Gross margin	3,879	5,775
Operating loss	505	2,949
All Other
Net revenue	—	—
Gross margin	(3,025)	(5,332)
Operating loss	(38,922)	(53,047)
Total
Net revenue	75,321	75,926
Gross margin	57,560	53,816
Operating loss	(136)	(20,867)
Interest income	147	1,266
Interest expense	(1,429)	(1,417)
Other expense, net	(2,173)	(1,337)
Loss before income taxes	(3,591)	(22,355)
Provision for (benefit from) income taxes	(792)	1,018
Net loss	$(2,799)	$(23,373)

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure, about fair value measurements. SFAS 157 is effective for fiscal year ending June 30, 2009.   Adoption of this standard did not have material impact to us.  Cash and cash equivalents comprised of money market funds.

Note 17.  Subsequent Event

On April 28, 2009, we entered into a settlement agreement in connection with the indemnification escrow agreement relating to our purchase of Chipidea.  On April 30, 2009, in connection with this settlement, we received $1.0 million in consideration for our release of all claims under the terms of the Chipidea acquisition.  The balance of the escrow account was released with this settlement agreement.  As discussed in Note 4, a restricted cash account was established for the funding of the escrow agreement in connection with the acquisition.

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

Overview

In the third quarter of fiscal 2009 we made a determination with regard to the ABG to either improve the financial performance or investigate the potential divestiture of the unit, and progress has been made on both of those strategic alternatives. The Company replaced the Vice President of the ABG in January 2009 and subsequently the underlying financial performance, specifically bookings, has improved. In addition the Company has had discussions with third parties about the possible sale of the business unit. While no definitive sale agreement has been reached, the possibility of a divesture remains.

We ended our third quarter of fiscal 2009 with cash and investments of $21.1 million, up approximately $0.5 million from the prior quarter and up approximately $7.1 million from June 30, 2008.  Our aggregate loan balance outstanding as of March 31, 2009 was $15.3 million which includes $1.6 million of debt associated with our Analog Business unit in Portugal and the balance due under our credit facility in the United States through Silicon Valley Bank.

Our third quarter results were impacted by the slowdown in the worldwide economy.  Total revenue of $22.7 million in the third quarter of fiscal 2009 was lower than the $26.4 million reported in the prior quarter and down from the $27.3 million reported in the same quarter a year ago. Total third quarter revenue from the PBG was $17.7 million and revenue from the ABG was $5.0 million   Our fourth quarter results may continue to be impacted by the slowdown in the worldwide economy.  We expect our fourth quarter royalty revenue may decline from our third quarter results by 10% to 20%.  However, based on the relatively positive future guidance provided by many of our publically traded licensees we believe our fourth quarter license revenue could be relatively flat with our third quarter revenue.  There is still significant macroeconomic uncertainty that could impact the achievement of our fourth quarter revenue totals.

Royalty revenue in the third quarter of fiscal 2009 was $10.9 million, a decrease of 16% from the $13.0 million reported in the prior quarter and a decrease of 13% from the $12.6 million reported in the same quarter a year ago.  Our processor licensees reported shipments of 107 million units during our third quarter of fiscal 2009, approximately 15% lower than the 126 million units shipped in the prior quarter and a decrease of approximately 7% compared with the 115 million units shipped in third quarter of fiscal 2008.  As royalties reported by our customers are one quarter in arrears, shipments and revenue reported in our third quarter represented our customer shipments from the quarter ended December 31, 2008.

Contract and license revenue in the third quarter of fiscal 2009 was $11.8 million, a decrease of 12% from the $13.4 million reported in the prior quarter and 20% lower than the $14.8 million reported in the same quarter a year ago.  License revenue from the processor business was $7.0 million with 8 new license agreements signed during the quarter. Contract and License revenue from the analog business was $5.0 million generated from existing contracts along with a portion of the 19 new license agreements signed during the quarter.

Our third quarter gross margin of $18.4 million decreased $2.2 million or 11% compared to second quarter results primarily as a result of lower royalty revenues.  However, our blended gross margin for the third quarter was 81% which is up from 78% in the second quarter of fiscal 2009 and 65% in the fourth quarter of fiscal 2008.

Our operating expense in the third quarter of fiscal 2009 was $17.7 million, including a restructuring charge of $1.0 million as compared to our operating expense in the second quarter of fiscal 2009 which was $15.7 million including a restructuring charge of $0.5 million. Our operating expense in the second quarter of fiscal 2009 benefitted from approximately $0.5 million of cost savings due to refunds or updated estimates of expenses. In addition, ABG engineers spent more time on roadmap projects in the third quarter of 2009 as compared to prior quarters, leading to higher development costs in the third quarter and lower cost of sales.  Included in our operating expenses in the third quarter of fiscal 2009 were approximately $1.1 million in stock based compensation expense and $0.9 million in deferred purchase price consideration due to former shareholders of Chipidea.

Our initial estimated range of restructuring expense relating to the August 2008 corporate restructuring plan as reported in our 2008 Annual Report on Form 10-K was $6.5 million to $7.5 million.  We have incurred approximately $6.0 million in restructuring charges through the third quarter in connection with the August 2008 plan and are substantially complete with those activities.  Actual costs were lower than estimated costs primarily due to the weakening of the euro relative to the dollar and to the related impact on severance and contract termination costs in our European operations.  In addition to the $6.0 million of restructuring charges we incurred with the August 2008 plan, we also incurred $0.4 million in restructuring charges in the third quarter of 2009 in connection with certain executive departures.

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

    Our reportable segments are the same as our operating segments.  The following tables provide a summary of our net revenue and operating loss by segment (in thousands):

	Three Months Ended March 31,
	2009	2008
Processor Business Group
Net revenue	$17,663	$18,110
Gross margin	17,401	17,666
Operating income	11,230	9,846
Analog Business Group
Net revenue	5,043	9,213
Gross margin	1,765	2,555
Operating income	347	1,588
All Other
Net revenue	—	—
Gross margin	(785)	(2,305)
Operating loss	(10,919)	(16,727)
Total
Net revenue	22,706	27,323
Gross margin	18,381	17,916
Operating income (loss)	658	(5,293)
Interest income	31	89
Interest expense	(600)	(585)
Other expense, net	(573)	(266)
Loss before income taxes	(484)	(6,055)
Provision for (benefit from) income taxes	323	(1,798)
Net loss	$(807)	$(4,257)

	Nine months ended March 31,
	2009	2008
Processor Business Group
Net revenue	$57,578	$54,665
Gross margin	56,706	53,373
Operating income	38,281	29,231
Analog Business Group
Net revenue	17,743	21,261
Gross margin	3,879	5,775
Operating loss	505	2,949
All Other
Net revenue	—	—
Gross margin	(3,025)	(5,332)
Operating loss	(38,922)	(53,047)
Total
Net revenue	75,321	75,926
Gross margin	57,560	53,816
Operating loss	(136)	(20,867)
Interest income	147	1,266
Interest expense	(1,429)	(1,417)
Other expense, net	(2,173)	(1,337)
Loss before income taxes	(3,591)	(22,355)
Provision for (benefit from) income taxes	(792)	1,018
Net loss	$(2,799)	$(23,373)

PBG

PBG net revenue of $17.7 million in the third quarter of fiscal 2009 decreased by 3 percent compared to net revenue of $18.1 million in the third quarter of fiscal 2008. Net revenue decreased primarily as a result of a $1.6 million decrease in royalty revenue partially offset by an increase of contract revenue of $1.2 million.   PBG net revenue of $57.6 million for the nine months ended March 31, 2009 increased by 5% compared to net revenue of $54.7 million for the nine months ended March 31, 2008 as a result of a $2.9 million increase in contract revenue.

PBG gross margin of $17.4 million in the third quarter of fiscal 2009 decreased by 2 percent compared to gross margin of $17.7 million in the second quarter of fiscal 2008. PBG gross margin of $56.7 million for the nine months ended March 31, 2009 increased by 6 percent compared to gross margin of $53.4 million for the comparable period a year ago.  Since PBG cost of sales are historically an insignificant percentage of revenue totals, changes in gross margin totals were primarily due to changes in revenue.

PBG operating income of $11.2 million in the third quarter of fiscal 2009 increased by 14 percent compared to operating income of $9.8 million in the third quarter of fiscal 2008. Operating income increased as a result of the decrease in PBG operating expenses for the quarter ended March 31, 2009 as compared to the same period of the prior year.  PBG operating income of $38.3 million for the nine months ended March 31, 2009 increased by 30 percent compared to operating income of $29.2 million for the comparable period a year ago.  Operating income increased primarily as a result of the increases in PBG revenue coupled with decreases in PBG operating expenses during fiscal year 2009.  The decrease in PBG operating expenses is primarily due to reduced headcount from the restructuring efforts and a reduction in outside services and consulting expenses.

ABG

    ABG net revenue of $5.0 million in the third quarter of fiscal 2009 decreased 45 percent compared to net revenue of $9.2 million in the third quarter of fiscal 2008.   ABG revenue of $17.7 million during the nine months ended March 31, 2009 decreased by 17% compared to the net revenue of $21.3 million in same period of the prior year.  The revenue decreases for both periods was primarily due to the continuing deterioration in global economic conditions along with the disruptions associated with our restructuring efforts announced during the first quarter of fiscal 2009.

ABG gross margin of $1.8 million in the third quarter of fiscal 2009 decreased from a gross margin of $2.6 in the third quarter of fiscal 2008. ABG gross margin for the nine months ended March 31, 2009 decreased to $3.9 million from a gross margin of $5.8 million.  Gross margins decreased in both periods primarily due to the decrease in ABG revenue, partially offset by cost savings resulting from our restructuring efforts.

ABG operating income decreased to $0.3 million in the third quarter of fiscal 2009 as compared to $1.6 million during the third quarter of fiscal 2008.  The ABG operating income for nine months ended March 31, 2009 is $0.5 million compared to $2.9 million during the comparable period a year ago.  These decreases in operating income are primarily due to a decrease in the ABG revenue for the comparable periods.

All Other Category

    The All Other Category included costs associated with Corporate activities such as selling, General and administrative costs and other costs not allocated to the business units.

All Other negative gross margin was $0.8 million in the third quarter of fiscal 2009 compared to negative gross margin of $2.3 million in the third quarter of fiscal 2008. All Other negative gross margin of $3.0 million for the nine months ended March 31, 2009 decreased compared to negative gross margin of $5.3 million for the same period of the prior year. The decrease in negative gross margin was primarily due to the decrease in intangible asset amortization in fiscal 2009 as compared to fiscal 2008, primarily as a result of the impairment write-off the company recorded in the fourth quarter of fiscal 2008.  The amount of the decrease in the nine month period in fiscal 2009 partially offset by having only approximately seven months of amortization in fiscal 2008 as compared to nine months in fiscal 2009 based on the timing of the Chipidea acquisition in fiscal 2008.

All Other operating loss of $10.9 million decreased by 35% in the third quarter of fiscal 2009 compared to operating loss of $16.7 million in the third quarter of fiscal 2008.  All Other operating loss of $38.9 million for the nine months ended March 31, 2009 decreased by 43% compared to operating loss of $53.0 million in the same period of fiscal 2008.  These losses are primarily driven by intangible asset amortization costs, general and administrative costs, selling costs, IT costs, certain corporate marketing costs, stock compensation costs and Chipidea acquisition costs.  The decrease in costs in fiscal 2009 as compared to the comparable periods in fiscal 2008 is primarily due to the substantial amount of non-recurring outside service and integration costs we incurred in fiscal 2008 in connection with the Chipidea acquisition, as well as reduced corporate expenses in fiscal 2009 as a result of restructuring efforts and cost saving measures that the company has put in place.

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

Our revenue in the three-month and nine-month periods ended March 31, 2009 and March 31, 2008 was as follows (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2009	2008	Change in Percent	2009	2008	Change in Percent
Revenue
Royalties	$10,901	$12,556	(13)%	35,686	$35,590	0%
Percentage of Total Revenue	48%	46%		47%	47%
Contract Revenue	$11,805	$14,767	(20)%	39,635	$40,336	(2)%
Percentage of Total Revenue	52%	54%		53%	53%
Total Revenue	$22,706	$27,323	(17)%	$75,321	$75,926	(1)%

Royalties.   The decrease in royalties in the third quarter of fiscal 2009 from the comparable period in fiscal 2008 is primarily due to a 7% decrease in unit volumes shipped by our royalty paying licensees.  This decrease is a result of the weakness of the general economy.

Royalties in the first nine months of fiscal 2009 were relatively flat from the comparable period in fiscal 2008.

Contract Revenue.  The 20% decrease in contract revenue was due to decrease of ABG revenue in the quarter ended March 31, 2009 as compared to the third quarter of fiscal 2008, partially offset by an increase in PBG contract revenue in the same period.  In the third quarter of fiscal 2009, ABG contract revenues were $4.8 million compared to $9.0 million in third quarter of fiscal 2008.   Revenue from ABG contracts is generally recognized on a percentage of completion basis over the period of contract performance.  The ABG revenue decrease was offset in part by a $1.2 million increase in PBG contract revenue.  There were 8 new PBG license agreements in the third quarter of fiscal 2009 compared to 6 in the third quarter of fiscal 2008.

Contract revenue for the nine months ended March 31, 2009 was down 2% from the comparable period in fiscal 2008.  The decrease was the net effect of an increase of $2.9 million in PBG contract revenue due to the favorable size and timing of PBG deals that closed in 2009 as compared to 2008, and a decrease of $3.6million in ABG contract revenue primarily due to the weakness of the worldwide economy.

In our Processor Business Group, we entered into a number of unlimited use license agreements with our customers.  Under these agreements, customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement provided all revenue recognition criteria had been met.  Contract revenue from unlimited use license agreements was unchanged at $2.1 million in third quarter of fiscal 2009 and $2.1 million in third quarter of fiscal 2008. Contract revenue from unlimited use license agreements was $8.3 million in the first nine months of fiscal 2009 as compared with $7.9 million in same period of fiscal 2008.

Comparison of Gross Margin and Operating Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2009	2008	Change in Percent
	(in thousands, except for percentages)
Cost of Sales	$4,325	$9,407	(54)%
Gross Margin	$18,381	$17,916	3%
Gross Margin Percentage	81%	66%
Research and Development	$7,809	$9,315	(16)%
Sales and Marketing	$4,211	$6,056	(30)%
General and Administrative	$4,744	$6,559	(28)%
Restructuring	$959	$1,279	(25)%

	Nine Months Ended March 31,
	2009	2008	Change in Percent
	(in thousands, except for percentages)
Cost of Sales	$17,761	$22,110	(20)%
Gross Margin	$57,560	$53,816	7%
Gross Margin Percentage	76%	71%
Research and Development	$21,955	$27,821	(21)%
Sales and Marketing	$13,610	$17,796	(24)%
General and Administrative	$15,693	$21,437	(27)%
Acquired in-process research & development	$—	$6,350	(100)%
Restructuring	$6,438	$1,279	403%

Cost of Sales.  ABG revenue is generated by projects which include the development of technology that is directly related to the requirements of particular licensees and license agreements and, accordingly entails a higher cost of sales as compared to PBG.  PBG cost of sales has historically been insignificant as the majority of our PBG revenue is derived from royalties and licenses which have insignificant related costs.  Cost of sales generally include salaries and related employee costs, depreciation, and the amortization of intangible assets.

Due to the impairment write-off we completed in June 2008, our intangible asset amortization costs have decreased in fiscal 2009 as compared to fiscal 2008.  In addition, due to our restructuring efforts and other cost cutting measures, our headcount and expenses have decreased in fiscal 2009 as compared to 2008, resulting in lower cost of sales expenses in fiscal 2009.

Gross Margin.  Gross margin as a percentage of net revenue increased to 81% in the third quarter of fiscal 2009 compared to 66% in the comparable quarter in fiscal 2008. Gross margin for nine months ended March 31, 2009 as a percentage of net revenue increased to 76% compared to 71% percent in the comparable period in fiscal 2008.  The increase in gross margin for both periods was primarily due to the decrease in ABG revenue as a percentage of total revenue.   In addition, our intangible asset amortization costs are lower in fiscal 2009, and we also have lower headcount attributed to cost of sales in fiscal 2009 due to our restructuring efforts.

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

The $1.5 million decrease in research and development expenses for the third quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $1.0 million decrease in stock compensation expense and $0.5 million decrease in salary expense.

The $5.9 million decrease in research and development expenses for the nine months ended March 31, 2009 compared to the same period in fiscal 2008 was primarily due to $3.2 million decrease in salary and benefit expenses, $1.2 million decrease in stock compensation expense, $1.0 million decrease in depreciation expenses, $0.9 decrease in outside services and consulting fees, and $0.2 million decrease in travel expenses, partially offset by a $0.3 million increase in deferred purchase price consideration amounts due to the founders of Chipidea and a $0.3 million increase in bonus expense.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $1.8 million decrease in sales and marketing expense for third quarter of fiscal 2009 over the comparable period in fiscal 2008 was primarily due to $1.1 million decrease in salary, benefits and bonus expense, $0.3 million decrease in stock compensation expense, $0.2 million decrease in travel and entertainment expense and $0.2 million decrease in other expenses such as supplies and maintenance and outside services.

The $4.2 million decrease in sales and marketing expense for the nine months ended March 31, 2009 over the comparable period fiscal 2008 was primarily due to $2.1 million decrease in salary and benefit expense, $0.8 million decrease in stock compensation expense, $0.5 million decrease in supplies, maintenance and marketing expense, $0.4 million decrease travel related expense and $0.4 million decrease in consulting and outside services.

    General and Administrative.  General and administrative expenses comprise salaries, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business and expenses related to compliance with the reporting and other requirements of a publicly traded company including directors and officers liability insurance, accounting and audit fees, in addition to stock-based compensation expense.

The $1.8 million decrease in general and administrative expenses for the third quarter of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to $1.0 million decrease in outside services and consulting, $0.4 million decrease in bonus expense, $0.2 million decrease in stock compensation expense and $0.2 million decrease in travel related expenses.

The $5.7 million decrease in general and administrative for the nine months ended March 31, 2009 compared to the same period in fiscal 2008 was primarily due $5.3 million decrease in outside services expense primarily due to the costs associated with Chipidea acquisition and related integration efforts, a $0.8 million decrease in deferred purchase price consideration amounts due to the founders of Chipidea, $0.5 million decrease in stock compensation expense, partially offset by a $0.9 million increase in facilities, supplies, maintenance and depreciation expense in fiscal 2009 primarily resulting from having 9 months of Chipidea operations in fiscal 2009 as opposed to only approximately seven months in fiscal 2008.

Acquired In-process Research and Development.  In August 2007, we completed the acquisition of Chipidea, a privately held supplier of analog and mixed signal intellectual property. The fair value of the in-process technology was determined by estimating the present value of the net cash flows we believed would result from the acquired technology. Because technological feasibility of certain of the acquired technology had not been established and no future alternative use for the in-process technology existed at the time of the acquisition, we recorded a charge of $6.4 million in the first nine months of fiscal 2008.

Restructuring Expense.  In August 2008 we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount in the Company’s facilities in United States, Israel, Portugal, and the closing of our facilities in Belgium and France facilities.  In the third quarter of fiscal 2009, approximately $0.6 million of severance and benefits costs were recorded as restructuring expense in connection with the August 2008 restructuring plan.  In addition, we incurred approximately $0.4 million of additional restructuring expenses in the third quarter in connection with additional restructuring efforts relating to the departure of certain company executives.  For the nine months ended March 31, 2009 approximately $6.4 million of severance and benefits costs, asset disposal and other costs was recorded as restructuring expenses.

Other Income (expense), Net.  Other income (expense), net for the third quarter of fiscal 2009 was an expense of $1.1 million as compared to expense of $0.8 million for the comparable period in fiscal 2008.  The decrease in other expense was primarily due to weakening euro as compared with the dollar in fiscal 2009. Interest expense was $0.6 million in the third quarters of each of fiscal 2009 and 2008.

Income Taxes.   We recorded an income tax expense of $0.3 million for the three months and a benefit of $0.8 million for the nine months ended March 31, 2009. We recorded an income tax benefit of $1.8 million and an expense of $1.0 million for the comparable periods in fiscal 2008. For the Processor Business Group, we continued to recognize a valuation allowance against the U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

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

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $21.1 million, an increase of approximately $7.1 million from June 30, 2008.

On July 3, 2008, we entered into a new credit facility with Silicon Valley Bank (SVB). This new facility includes a four year term loan of $15 million and a revolving credit line allowing us to borrow up to $10 million for which related borrowings will be due on July 2, 2009. In December 2008, we amended our credit facility agreement with SVB, providing us more flexibility to fund the international operations of our subsidiaries.  As of March 31, 2009, outstanding balances under this facility were $12.5 million for the term loan and $1.2 million for the revolving credit facility.  We borrowed the full amount available under the $15 million term loan facility and paid off approximately $2.5 million in the nine months ended March 31, 2009.  We had $8.8 million available to borrow under the revolving credit line at March 31, 2009. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds of $16.2 million from this new facility were used to pay off our prior loan balance.

On August 13, 2008, we announced a restructuring plan designed to reduce approximately $5.0 million in costs of sales and operating expenses per quarter. With the reduction in interest and principle payments associated with the new loan and the operating cost reductions being implemented in fiscal 2009, our liquidity position improved in each of the first, second and third quarters of fiscal 2009 as we were able to generate positive cash of approximately $2.3 million in the first quarter of fiscal 2009, approximately $4.3 million in the second quarter of fiscal 2009 and approximately $0.5 million in the third quarter of fiscal 2009.

For complete statements of cash flows for the nine months ended March 31, 2009 and 2008, see our consolidated financial statements.

Net cash provided by operating activities was $10.6 million for the nine months ended March 31, 2009. Our loss in the first nine months of fiscal 2009 of $2.8 million was substantially offset by non-cash charges of $3.6 million of stock based compensation, $3.3 million relating to amortization of acquired intangible assets and $2.7 million of depreciation expense.  In addition, we generated operating cash in connection with a decrease in our accounts receivable balance at March 31, 2009 compared to June 30, 2008.  This decrease was primarily due to our mix of sales in the third quarter of fiscal 2009 including more upfront customer payments as compared to the quarter ended June 30, 2008 coupled with lower contract revenue in the third quarter of 2009 as compared to the fourth quarter of 2008.

Net cash used in operating activities was $0.6 million for the nine months ended March 31, 2008, primarily due to our net loss partially offset by non-cash charges including stock-based compensation under SFAS No. 123R, depreciation, amortization of intangible assets, and acquired in-process research and development costs. In addition, cash was used by a decrease in our income taxes payable and a decrease in accrued liabilities due to the payment of accrued invoices for acquisition and integration costs. These uses of cash were partially offset by cash provided by collections from existing Chipidea receivables acquired in connection with the Chipidea acquisition and a decrease in our long-term assets due to normal amortization.

Net cash used in investing activities was $0.9 million for the nine months ended March 31, 2009 as a result of capital expenditures in the period.

Net cash used in investing activities was $124.2 million for the nine months ended March 31, 2008 which was primarily due to cash used for our acquisition of Chipidea and the establishment of restricted cash accounts for the amounts held in escrow related to the Chipidea acquisition. This use of cash was offset in part by $25.9 million of cash provided from the proceeds of the sale of our marketable investments.

Net cash used in financing activities was $2.6 million for the nine months ended March 31, 2009.  This usage was due to the net payment of $3.0 million of debt in the nine months ended March 31, 2009 and capital lease payments of $0.4 million, offset by $0.8 million in proceeds from the issuance of common stock.

    Net cash provided by financing activities was $21.0 million for the nine months ended March 31, 2008, primarily attributable to the loan of $20 million under our prior revolving credit agreement and activity under our employee stock plans, offset in part by cash paid for loan origination fees and loan repayments.

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

  •           divestitures or investments.

  •           our ability to generate new business and meet revenue targets.

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

  •           level and timing of restructuring activities. In August 2008, we announced a corporate restructuring to better integrate the ABG and reduce overall cost structure.  In addition, in Q3 2009, we had restructuring activities associated with certain executive departures.  See Note 7 of the Notes to Condensed Consolidated Financial Statements for additional details on our restructuring activities.

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

Our contractual obligations as of March 31, 2009 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$7,830	$1,556	$2,330	$2,712	$1,232
Capital lease obligations (2)	9,790	1,422	1,995	1,578	4,795
Purchase obligations (3)	11,460	5,814	5,646	—	—
Short Term Debt (4)	7,016	7,016	—	—	—
Other short-term liabilities reflected on our Balance Sheet (5)	21,497	21,497	—	—	—
Long Term Debt (6)	9,153	—	7,893	1,260	—
Other long-term liabilities and obligations (7)	1,506	—	1,506	—	—
Total	$68,252	$37,305	$19,370	$5,550	$6,027

(1)
We lease office facilities and equipment under noncancelable operating leases that expire through 2016.  In connection with the lease for our Mountain View headquarters, we have entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which is guaranteed by a time-based certificate of deposit.  In addition, we have entered into letters of credit of approximately $1.4 million with various financial institutions in Portugal, Belgium, Norway, and France in association with certain building leases and government grants.

(2)	Commitments due under our capital leases for equipment and property.

(3)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Since December 31, 2008, purchase obligations have decreased by approximately $1.4 million largely due to amortization from existing CAD licenses.

(4)
Short term debt includes $5.4 million of principal and interest due under our SVB term loan and revolving credit facility, $1.5 million due under various credit lines and $0.1 million primarily due to a loan with a government agency in Portugal and the related future interest payment.

(5)
Short term liabilities includes:  $15.1 million related to an escrow account related to the Chipidea acquisition completed in August 2007, $4.2 million liabilities related to an escrow account for the consideration contingent due upon continued employment of certain employees related to the Chipidea acquisition,  $0.8 million due to shareholders of a company acquired by Chipidea prior to August 2007, and $1.4 million in payables for computer aided design licenses not included under outstanding purchase orders.

(6)	Long term debt includes $9.2 million of principal and interest due under the SVB term loan.

(7)	Long-term liabilities and obligations include: $1.5 million due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes liabilities, aggregating $3.9 million, estimated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our chief executive officer and our chief financial officer have concluded, based on the evaluation of the effectiveness of our disclosure controls and procedures by our management, with the participation of our chief executive officer and our chief financial officer, as of the end of the period covered by this report, that our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) or 15(d)-15(e) under the Exchange Act) were not effective as of March 31, 2009, because of the material weakness described in Part II, Item 9A, in our 2008 Annual Report on Form 10-K. In that section, we describe a material weakness in our internal control over financial reporting as a result of errors found during the preparation of our financial statements with regards to the process of accounting for income taxes.

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

Other than the changes as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting (as such term is defined under Rule 13a-15(f) under the Exchange Act) that occurred during the third quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The recent financial crisis could negatively affect our business, results of operations, and financial condition.  The recent financial crisis affecting the banking system and financial markets and the ongoing weakness of  financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency issues with our customers or suppliers.

During the first quarter of fiscal 2008, we completed the acquisition of Chipidea, and there are numerous risks associated with this acquisition.    In August 2007, we completed the acquisition of Chipidea, a Portuguese company that supplies analog and mixed signal intellectual property for the digital consumer, wireless and connectivity markets. The purchase price for this acquisition was $147 million in cash paid at closing.

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

  •           the ongoing risk of the loss of key personnel whose ongoing employment with us could be important to our ability to continue to advance the Chipidea technology and to effectively market and sell its products;

  •           diversion of our management team’s attention as we seek to capitalize on the opportunities presented by this acquisition may adversely affect our ability to operate our existing business.

    To date we have not achieved the advantages that we envisioned when we decided to complete this acquisition. In the fourth quarter of fiscal 2008 we recorded substantial charges for the impairment of goodwill and intangible assets from this acquisition, as our updated forecasts for the business showed lower near and long term profitability than we had estimated at the time of completing the acquisition. Supporting the licensing of analog and mixed signal IP is relatively more labor intensive than that of our microprocessor IP business, and we cannot be assured of our ability to achieve operating results from this business that correspond to those that we can achieve in our existing business.  In the third quarter of fiscal 2009, we made a determination with regard to the ABG to either improve the financial performance or investigate the potential divestiture of the unit, and progress has been made on both of those strategic alternatives.  In addition, the Company has had discussions with third parties about the possible sale of the business unit.  While no definitive sale agreement has been reached, the possibility of a divesture remains.  If we are not as successful as we anticipated with the Chipidea business, our future operating results and financial position would be adversely affected.

Our capacity to meet financial obligations depends on our ability to generate positive cash flow.   We used all of our available cash and short term investments to complete the acquisition of Chipidea and we now have significant debt. This use of cash, coupled with negative cash flow in our Analog Business Group, dramatically reduces our liquidity, and if we encounter difficulty in generating cash from the operation of our business we may be required to curtail our operations or take other acts that could adversely affect our ability to be successful over the longer term.  Our term loan with Silicon Valley Bank in the amount of $15 million is due and payable in monthly installments over four years and has a revolving credit line in the amount of $10 million. Under the terms of a Loan and Security Agreement we must pay off all amounts due under the Revolving Credit Agreement or extend the agreement on or before July 2, 2009. At March 31, 2009, we owed approximately $12.5 million under the term loan and approximately $1.2 million under the Revolving Credit Agreement.  Loans under the new facility are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  Certain restrictive covenants may limit our ability to fund the international operations of our subsidiaries and therefore may substantially and negatively impact our ability to conduct business overseas or may accelerate the timing of when principal payments are due.  In addition, we cannot be assured that we will be able to repay this debt on or before its due date. We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition and the sale of equity securities could be on terms that are dilutive to our existing stockholders. Further, the covenants contained in the credit facility may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

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

The success of our business depends on sustaining or growing our contract revenue.   Contract revenue consists of technology license fees paid for access to our developed technology and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our PBG contract revenue declined 12% in fiscal 2006, increased by 42% in fiscal 2007 and declined by 23% in fiscal 2008. In addition, our PBG contract revenue increased by 15% in the first nine months of fiscal 2009 as compared to the same period of fiscal 2008. In our PBG, we entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use a number of our cores in unlimited SoC designs during the term of the agreement, which is generally between 4 and 7 years. The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 69% in fiscal 2008, 49% in fiscal 2007, and 32% in fiscal 2006 of the total PBG license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $8.3 million in first nine months of fiscal 2009 as compared with $7.9 million in first nine months of fiscal 2008.  Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

In our Processor business we depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.  As royalties reported by our customers are one quarter in arrears, shipments and revenue reported in our third quarter represented our customer shipments from the quarter ended December 31, 2008.  Due to the recent slowdown in the semiconductor and consumer electronics segments, our royalties will likely be negatively impacted in our fourth quarter of fiscal 2009.  Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

We may incur restructuring charges in the future, which could harm our results of operations.  On August 13, 2008, we announced a plan to reduce the Company’s operating costs by a reduction in employee headcount. This plan involves the termination of employees in our facilities in the United States, Israel and Europe. We have incurred substantially all costs associated with this plan through March 31, 2009 in the amount of approximately $6.0 million.  In addition, in our third quarter of fiscal 2009, we incurred approximately $0.4 million of additional restructuring charges in connection with executive departures.  These restructuring activities may not be sufficient to appropriately align our operating expenses with our revenue expectations. If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part I, Item 7 of our Form 10-K for the year ended June 30, 2008). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

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

We cannot be assured that our recent restructurings will sufficiently reduce our expenses relative to future revenue and may have to implement additional restructuring plans in order to reduce our operating costs.    We have implemented restructuring plans in the past to reduce our operating costs, including plans announced in January and August 2008.  We also implemented additional restructuring efforts in the third quarter of fiscal 2009 in connection the departure of certain company executives. We may not realize fully the anticipated benefits of the restructuring plans, which may lead to additional future restructurings to align our expenses with our anticipated revenue. If we are required to do so, we likely would incur additional amounts of material restructuring charges.

The amount of our other income (expense), net could be adversely affected by macroeconomic conditions and other factors.  The amount of other income (expense), net in our consolidated statements of operations is subject to fluctuations in foreign currency exchange rates, fluctuations in interest rates and changes in our cash and cash equivalent balances.  These changes are, to a large extent, beyond our control and we have limited ability to predict them.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company's Form 8-K filed on March 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

May 5, 2009	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)