Form 10-Q/A
period 2008-12-31
MIPS TECHNOLOGIES INC
filed 2009-05-13
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company x

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of January 31, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 44,681,283.

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, originally filed with the Securities and Exchange Commission on February 6, 2009 (the “Original Filing”). This Amendment is being filed to reflect that we are a "smaller reporting company" based on our public float as of December 31, 2008, the last business day of the second quarter of our current fiscal year.

This Amendment continues to speak as of the date of the Original Filing, as we have not updated the disclosures contained in the Original Filing to reflect any events that occurred at a later date, other than the updating of the cover page as noted in the preceding paragraph and to include Certifications of our Chief Executive Officer and Chief Financial Officer with respect to this amendment.

ITEM 6.  EXHIBITS

    (a)  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc., a Delaware corporation

May 13, 2009	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)