Form 10-Q/A
period 2009-03-31
MIPS TECHNOLOGIES INC
filed 2009-05-13
CIK 1059786

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

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, originally filed with the Securities and Exchange Commission on May 5, 2009 (the “Original Filing”). This Amendment is being filed to reflect that we are a "smaller reporting company" based on our public float as of December 31, 2008, the last business day of the second quarter of our current fiscal year.

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