Form 10-K
period 2009-06-30
MIPS TECHNOLOGIES INC
filed 2009-09-15
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24487

MIPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0322161
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

955 EAST ARQUES AVENUE, SUNNYVALE, CA 94085
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 530-5000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

       Large accelerated filer   ☐              Accelerated filer   ☐          Non-accelerated filer  ☐          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2008) was approximately $49 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 45,079,539.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant’s Proxy Statement relating to the registrant’s 2009 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART 1

Item 1.    Business

General

MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular home entertainment, communications, networking and portable multimedia products. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

Our business model is based on the licensing of embedded processor intellectual property (IP) in the form of both architectures and implementations. Embedded processor IP requires considerable development effort in order to create a product, but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars, depending on the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products, which may take several months to several years, we are eligible to receive royalties from our licensees.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures (ISAs), application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system OEMs. Together with our architecture licensees, we offer a broad variety of embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 230 license agreements with approximately 130 companies around the world offering MIPS-Based chips for embedded systems. Forty-eight licensees paid royalties in Fiscal 2009 on shipments of more than 425 million units. Since calendar year 2000, more than 1.7 billion MIPS-Based SoCs (Systems on Chips) have been shipped by MIPS licensees.

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

Recent Developments

In the fourth quarter of fiscal 2009, we completed the sale of our Analog Business Group (ABG) to Synopsys, Inc. for $22 million in cash.  The ABG was initially formed through MIPS' acquisition of Chipidea Microelectronica S.A. in August 2007.   In connection with this divestiture, we have classified the ABG as discontinued operations. In our discussion of financial information regarding our business in this annual report, we do not include the financial information of the ABG unless we expressly so indicate.

Additional Information

MIPS Technologies, Inc. was incorporated in Delaware in June 1992. Our predecessor, MIPS Computer Systems, Inc., was founded in 1984 and was acquired by Silicon Graphics in 1992. We were separated from the business of Silicon Graphics, effective June 1, 1998. Our principal executive office is located at 955 East Arques Avenue, Sunnyvale, California 94085, and our telephone number at that address is (408) 530-5000. Our website address is www.mips.com. References to “MIPS,” “we,” “us,” “management,” “our,” or the “Company” means MIPS Technologies, Inc. and our consolidated subsidiaries.

For financial information regarding revenue derived from our international licensees, and assets outside the United States, see “Note 16 Operating and Geographic Segment Information” under Notes to Consolidated Financial Statements.

Industry Background

Since the acceptance of the fabless business model for semiconductor providers, companies have been able to leverage standards in foundry processes, electronic design automation (EDA), tools and intellectual property to enable a worldwide industry of hundreds of companies designing, developing and supplying SoC solutions. Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on single integrated circuit (IC) silicon chips. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990s and continuing in the 2000s, the state of silicon technology art reached the point where truly powerful computers could be integrated as embedded microprocessors that could be built at a manufacturing cost of well under a dollar. It is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, offering new generations of products. The availability of low-cost, high-performance processors and the development of SoC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for portable devices, advanced digital consumer, mobile wireless and broadband communications, microcontrollers, automotive and business products.

Embedded processor systems are broadly defined as microcontrollers and SoCs that include processors incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today, the market for these embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers embedded primarily into low-cost automotive and consumer products such as home appliances, fax machines, printers, and telephone answering machines. The growing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. The use of these advanced processors provides a material advantage to the system builder, and the market for 32-bit and 64-bit processors has grown from a few million units in the mid-1990s to more than four billion units at the end of calendar year 2008 with a 13 percent compound annual growth rate expected through 2011 according to market research firm IDC.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include digital TVs, set-top boxes, DVD Blu-ray players and recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs), Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and printers (including home and office printers, as well as all-in-one printer, fax, and copier multi-function peripherals). To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with IP from of third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

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

Only a few processor architectures are used widely enough to generate broad third party support to create a de facto standard, and MIPS is one of these. The system developer has access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, application platforms and reference designs. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded market.

Over 100 companies including Green Hills Software, MontaVista Software and Wind River Systems form the MIPS Ecosystem, providing more than 250 products in support of the MIPS architecture. Popular operating systems compatible with our architecture include Cisco Systems’ IOS, Express Logic’s ThreadX, Mentor Graphics Corporation’s Nucleus, Microsoft Corporation’s Windows CE, Linux, and Wind River’s VxWorks. This broad range of third-party support allows system OEMs to save cost and shorten the time required to design the MIPS processor technology throughout their portfolios and get to market rapidly.

Customers

We have approximately 130 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS architecture, processors and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores, and implementation licensees that license processor core implementations from MIPS—which are normally inserted directly into their own SoCs containing other elements of their system.

Through MIPS’ flexible approach to licensing architectural IP, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market, broadening the market reach beyond markets addressed by processor cores designed and licensed by MIPS—resulting in what we believe is the broadest offering of embedded processor solutions in the world. Architecture licensees may also license our processor core implementations to fill gaps in their product families.

Products

We develop and license our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or “soft,” cores, and process-optimized or “hard” cores, which are silicon process specific implementations expressed in an electronic data format that can be used almost directly to create masks used in the production process. Synthesizable cores are more flexible. Customers can specify a number of configuration options on synthesizable cores, such as the size of the included memory, and have control over which silicon technology is targeted with the final product. This allows our synthesizable core customers flexibility in sourcing production of their chips from competing foundries.

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS or one of our design service providers. The benefit may be faster time-to-market with less risk and lower development cost. Any particular hard core can be used in one technology from one foundry only and configuration parameters have been predetermined by MIPS.

Designs.    We provide flexible, modular processor and related core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

MIPS32 4K Cores.    The 4K, 4KSd, 4KE and M4K processor cores are high-performance, low-power, compact 32-bit core designs for custom system-on-a-chip SoC applications. All of these core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals. These cores have been licensed by eighty one licensees and are broadly utilized in SoCs shipping in production today, both as the main processor or as subsystem controllers in SoCs using multiple processor cores.  Royalties from the 4k products constitute approximately 29% of fiscal 2009 royalty revenues.

MIPS32 24K Cores.    The 24K core family is designed to be scalable to future generations of silicon process technology. With 24K and 24KE licensing having started in fiscal 2004, royalty contributions from 24K MIPS-Based SoCs are growing but are not yet a material part of our overall royalties. The 24KE core leverages the high performance 24K microarchitecture and efficiently adds Digital Signal Processing (DSP) functionality. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE cores have been licensed to fifty two companies including Atheros, Broadcom, Infineon, K-Micro, NECEL, NXP, PMC-Sierra, Cisco Systems, Sigma Designs, Trident, Toshiba and others.

MIPS32 34K Cores.    In September 2005, we started shipping the 34K core family, which provides both the DSP and multithreading (MT) ASEs. The 34K core family’s MT capabilities allow the user to take advantage of the fact that embedded systems run multiple program tasks or threads of execution in parallel, and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by seventeen companies including Broadcom, LSI, Mobileye and PMC-Sierra.

MIPS32 74K Cores.    In May 2007, we introduced the 74K core family as the industry’s first fully synthesizable processors to surpass 1 GHz using industry standard libraries and EDA flows. The 74K core family is based on MIPS’ next-generation superscalar microarchitecture with out-of-order instruction dispatch. The distinguishing feature of the 74K family is that it provides all the essential advantages for high-performance SoC design, while significantly reducing overall die area, cost, and power consumption. To date, the 74K family has been licensed by fourteen companies, including Broadcom and Infineon and are not yet a material part of our overall royalty revenue.

MIPS32 1004K Cores.    In April 2008, we introduced the 1004K Coherent Processing System (CPS) as the industry's first multi-threaded multiprocessor IP core. Incorporating multi-threading in each core in a coherent multi-core architecture enables the 1004K multiprocessor to surpass the performance of multi-core systems based on single-threaded processor cores. This performance boost essentially is “free” in both hardware and software, as the additional hardware threads in the cores are minimal in size relative to a typical SoC design, and multi-threading makes use of the same Symmetric Multiprocessing (SMP) versions of operating systems and software programming models as coherent multi-core platforms. The 1004K has been licensed by two companies, including PMC-Sierra and are not yet a material part of our overall royalty revenue.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely-used target for software and other collateral products. MIPS Technologies maintains the architectural standard and evolves it in a manner consistent with advancing needs, while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers, while providing real opportunity to build for advanced needs. Architecture licenses have been sold to twenty two companies including Broadcom, Cavium Networks, The Institute of Computing Technology (ICT) of the Chinese Academy of Sciences, NECEL, PMC-Sierra, RMI Corp, and Toshiba. Royalties from the MIPS architecture licenses constitute approximately 55% of fiscal 2009 royalty revenues.

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

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include the open source development work done for Linux kernel and GNU compilers that optimize both Linux and the compilers for each of our cores offered to our customers. MIPS also supports the MIPS version of Linux at http://www.linux-mips.org. The MIPS Linux kernel work is the basis for Linux offerings by our licensees as well as commercial offerings by companies such as MontaVista, Timesys and Wind River. Additionally, we do development work on audio codec products, such as Dolby AC-3, that support our customer’s product needs and highlight the efficiency of our cores in these applications. Recently MIPS also began development work around the open source Android platform for MIPS cores and silicon partners’ implementations.

Markets and Applications

The primary markets addressed by our actual and potential customers include:

Digital Consumer Products.    Together with our existing semiconductor licensees, we license our products into solutions for a wide variety of sophisticated, high-volume, digital consumer products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables or from satellites. As worldwide standards for transmission move to digital, enabling better frequency spectrum utilization, STB performance demands are increasing. As such, STBs are becoming sophisticated digital appliances with features like high-definition, video-on-demand and personal video recording, which has driven performance requirements as well as multiple connectivity standards such as Ethernet, MOCA (Media over Coax), Wireless, USB and HDMI. MIPS-Based silicon is included in systems by DISH Networks, Motorola, Pace, Pioneer, TiVo, and Cisco. Our licensees in this market include Broadcom, Cisco, Entropic, Haier, Motorola, NECEL, NXP, Sigma Designs, Toshiba and Zoran.

Automotive Driver Assistance, Navigation and Infotainment Products.    These applications provide a new level of visual information from sources such as global positioning systems (GPS) with mapping and routing, traffic congestion and other useful information for travelers. Other products provide advanced driver assistance for accident prevention and mitigation, with functionality such as forward collision warning, lane departure warning, and headway monitoring/warning. Sophisticated displays require substantial processing power as well as fast GPS lock time to render the display in real-time. Driver assistance applications require real-time responsiveness and reliability that will help reduce accidents and make roads safer. Companies such as Mobileye, NECEL and Toshiba are supplying MIPS-Based chips for these applications.

Video Games.    Video games represent a highly specialized high-volume opportunity, which is served by our design rights licensees such as NECEL, Sony and Toshiba. Key design wins in this market include the Sony PlayStation 2 and the Sony PSP.

Digital Television.    As the world shifts from analog to digital transmission of television programming, the SoCs used in digital televisions are upgrading to 32-bit processors. Licensees such as Broadcom, Haier, NECEL, NXP, Sigma Designs, Trident, Toshiba and Zoran provide SoCs to LG, Philips, Samsung, Sharp, Sony, Toshiba and other digital television OEMs.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users. Products that provide such connectivity include cable modems, DSL modems, 802.11 wireless ICs, 802.16 WiMax ICs and PON. Approximately 1.6 billion people currently have Internet access, with 40 percent using mobile wireless communications. According to industry forecasts, there will be approximately 2 billion Internet users by 2015. Access points must handle fast data, voice and video with the lowest possible latency and next-to-perfect up-time. Other burdens include user authentication, link security and data encryption. Our licensees in this market include Atheros, Broadlight, Broadcom, Centillium, Ikanos, Infineon Technologies, Metalink, Ralink and Texas Instruments.

Digital Cameras.    Digital Still Cameras (DSCs) and Digital Video Cameras (DVCs) perform many computations beyond just compressing the captured image. This includes auto-focus, aperture and speed selection based on various light metering schemes, as well as possible lens distortion corrections. The menu graphics, font rendering, USB interface and battery charge monitoring all draw on MIPS processor offerings. Licensees in this market include Megachips, Toshiba and Zoran.

Other Digital Consumer Products.    Other digital consumer applications for our 32-bit and 64-bit processors include Windows-based terminals, mobile telecommunications products, and Blu-ray disc and standard DVD players and recorders.

Business Products.    We and our licensees have also developed solutions that serve the needs of businesses.

Office Automation Products.    MIPS-Based processors are being used in high-end and mid-range office automation applications, such as laser printers with products from K-micro, Marvell Semiconductor, NECEL, PMC-Sierra and Toshiba.

Networking Equipment.    The MIPS architecture is a leading architecture in networking routers and switches. Our licensees, including Cavium Networks, RMI Corp., and Wintegra, supply chips based on our technology to Cisco Systems, Extreme Networks, Huawei, Juniper Networks, Nortel Networks and Lucent.

Microcontrollers.    32-bit microcontrollers (MCUs) are increasingly become important alternatives to 8-bit and 16-bit MCUs. MCUs are moving to standard 32-bit processor IP for support of embedded peripherals such as USB, LCD controllers, audio codecs with on board flash and RAM memory blocks. Industrial control, office automation, home appliances, automotive, peripheral controllers for consumer electronics and smart cards are the dominant markets addressed by these off-the-shelf standard products. Licensees serving this market include Microchip, Maxim, Sharp and Toshiba.

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors and related technology solutions in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We use this base of experience, and the technologies that we have developed, to enhance our product offerings and value propositions, and develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable IP blocks. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, cost-effective and low-power customized products more quickly to their customers.

Our research and development expenses were $21.5 million in fiscal 2009, $30.2 million in fiscal 2008 and $33.1 million in fiscal 2007. At June 30, 2009, our engineering staff involved in engineering design services and research and development activities totaled 81 persons compared to 90 employees at June 30, 2008 reflecting the decrease in R&D personnel associated with the reduction of headcount during fiscal 2009. As business conditions dictate, we intend to adjust the level of technical personnel for our engineering activities. We conduct the majority of our research and development activities in our Sunnyvale, California headquarters. We have smaller design teams in other locations in the United States and Asia.

Sales and Marketing

We reach our customers through different sales channels, consisting of:

Direct Sales.    We have an internal sales force that calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical pre-sale assistance to our customers and potential customers. Most of MIPS’ licenses are derived from this activity.

    Sales Agents.    From time to time we employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include ASIC companies such as K-micro and NEC Electronics Corporation (NECEL), and design services companies such as Avnet ASIC Israel, CSMC, Inc., Open-Silicon, Socle Technology Corporation and Wipro Limited.  Sales from indirect channels do not constitute a material portion of our revenues.

In addition to these sales channels, we track the use of products based on MIPS IP by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate MIPS IP, including set-top boxes from Motorola, Inc. and Cisco, DVD recorders from Philips Electronics and Toshiba Corporation, Sony Corporation PlayStation 2 and PSP video game systems, Konica Minolta Holdings digital cameras, HP laser printers, and Cisco routers. We participate in various sales and technical efforts directed to system OEMs, and our strategic marketing organization is focused on building value and brand awareness of MIPS among system OEMs. These efforts may result in direct license agreements from these OEMs, or in the OEMs expressing a preference or requirement for MIPS-Based SoC solutions from their semiconductor suppliers.

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

In fiscal 2009, 2008 and 2007, we had one customer, Broadcom, that accounted for more than 10% of our revenue. The revenue derived from Broadcom was primarily from royalties. For further discussion, please see “Revenue” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Backlog

Historically the company has not reported backlog because we did not believe that backlog was a meaningful measure for understanding our historical business or revenues. In addition, royalties have generally accounted for a substantial portion of our revenue. Since royalty payments and the related revenue are generally based on licensee sales, with no guaranteed minimums, our royalty revenue does not factor into backlog calculations. Similarly, from time to time, we have license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones. Insofar as many factors including market conditions and customer product success determine the milestone achievement, we do not believe these potential future payments should be characterized as backlog.

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

We own more than 500 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2009 to after 2028. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS Technologies’ designs, architectures and extensions are subject to patent, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS Technologies logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M4K, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, 1004K, 1004Kc, 1004Kf Pro Series, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries.

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

Employees

As of June 30, 2009, we had 146 employees. Of this total, 81 were engineers involved in engineering design services and in research and development, 37 were in sales and marketing and 28 were general and administrative employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies are in a recession and we cannot predict when global economic conditions will cease to deteriorate. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  The semiconductor industry appears to be facing particularly challenging economic trends and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, the financial crisis affecting the banking system and financial markets and the ongoing weakness of financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

We depend on our key personnel to succeed and are transitioning our Chief Executive Officer.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. In July 2009 the Company announced that the long-time President and Chief Executive Officer intends to retire at the end of the calendar year. The transition to a new Chief Executive Officer could distract our existing management team and may lead to potential changes in corporate strategy.   These changes may negatively impact our ability to meet key objectives, such as timely and effective project milestones and product introductions which could adversely affect our business, results of operations and financial condition.  In addition, we cannot assure that we will retain other key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.

We compete against much larger companies in the microprocessor IP market that have larger market share and broader lines of products.  Some of our competitors, including Intel Corporation and ARM Holdings, have significant financial resources enabling them to market their products aggressively and to target our customers with special incentives. As long as Intel and ARM remain in their dominant position, we may be negatively impacted by their business practices, product mix and product introduction schedules, marketing strategies and exclusivity clauses with customers.  In addition, Intel and ARM have substantially greater financial resources than we do and, accordingly, spend substantially greater amounts on research and development and production capacity than we do. We expect Intel and ARM to maintain their dominant market positions and to continue to invest heavily in marketing, research and development and other technology companies. To the extent our competitors develop microprocessor products using more advanced process technologies or introduce competitive new products into the market before we do, our financial condition and operating results will be adversely impacted.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 42% in fiscal 2007, decreased by 23% in fiscal 2008 and decreased by 8% in fiscal 2009. We entered into a number of unlimited use license agreements with our customers. Under these agreements, customers generally pay a larger fixed up-front fee to use a number of our cores in unlimited SoC designs during the term of the agreement, which is generally between 4 and 7 years. The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 32% in fiscal 2009, 54% in fiscal 2008, and 49% in fiscal 2007 of the total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $8.8 million for fiscal 2009 as compared with $16.3 million for fiscal 2008. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

If we do not succeed on key platforms including Android, our ability to compete and grow will be negatively impacted.  Our future success will depend, in part, on our ability to develop processor core or other intellectual property that satisfies the requirements of key platforms such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, if we fail to achieve a significant number of design wins with respect to new platforms like the Android platform, our medium to longer term revenue growth will be adversely impacted. Additionally, even if we are successful in creating Android or other key capable technologies, those platforms may not be widely adopted in the industry which would also limit our growth opportunities.

In our business we depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.   Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

  •           the competition these companies face and the market acceptance of their products;

  •           the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products; and

  •           their financial and other resources.

Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology and do not set the prices at which products incorporating our technology are sold.  Further, the royalty revenues we report in any given quarter represent customer shipments one quarter in arrears, and we have very little visibility into our licensees’ and customers’ shipping of products incorporating our technology.

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

Our operations in foreign countries are subject to political and economic risks.   We also have sales and operations in China and  Switzerland as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.  Our operations in countries outside the U.S. subject us to risks, including:

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part I, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or the interpretation of tax laws or regulations. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition.

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

Our intellectual property may be misappropriated or expire, and we may be unable to obtain or enforce intellectual property rights.  We rely on a combination of protections provided by contracts, including confidentiality and nondisclosure agreements, assignment agreements, copyrights, patents, trademarks, and common-law rights, such as trade secrets, to protect our intellectual property. We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, intellectual property rights which we have obtained in particular geographies may and do expire from time to time. As a result, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS compatible products that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours, or that others will not use information contained in our expired patents to successfully compete against us. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time. Recent judicial decisions and proposed legislation in the United States may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

We may be subject to claims and liabilities in connection with the sale of our discontinued business.  In connection with our sale of ABG, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchaser against certain breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

We cannot be assured that our recent restructurings will sufficiently reduce our expenses relative to future revenue and may have to implement additional restructuring plans in order to reduce our operating costs.    We have implemented restructuring plans in the past to reduce our operating costs, including plans announced in January and August 2008.  We also implemented additional restructuring efforts in the third quarter of fiscal 2009 in connection the departure of certain company executives and the divestiture of ABG.    If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

 We have significant debt which could restrict our ability to operate our business.    We have a term loan and revolving credit facility with Silicon Valley Bank.  These loans are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business and may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition.  We may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our executive, administrative and technical offices currently occupy approximately 36,013 square feet in a building leased in Sunnyvale, California. This lease will expire on May 31, 2016.

We also lease a facility in Beaverton, Oregon. The facility is approximately 7,000 square feet and it is occupied by sales and engineering personnel. The lease will expire June 30, 2012.

We lease sales offices in Japan, Taiwan, Korea, Germany, and Israel, technical office spaces in China and the United States and an administrative office space in Switzerland. These leases range from 12 months to 7 years.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2009.

Item 4A.	Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2009, were as follows:

Name	Age	Position
John E. Bourgoin	63	Chief Executive Officer and President
Maury Austin	51	Chief Financial Officer
Sandy Creighton	56	Vice President, Corporate Administration
Brad Holtzinger	47	Vice President, Worldwide Sales
Art Swift	50	Vice President, Marketing
Cesar Martin-Perez	46	Vice President, European Operations

John E. Bourgoin has served as our Chief Executive Officer since February 1998 and our President since September 1996. Mr. Bourgoin has served on our board of directors since May 1997. In July 2009 the Company announced that Mr. Bourgoin intends to retire at the end of the calendar year.

Maury Austin has served as our Chief Financial Officer since March 2008. He has more than 25 years of corporate finance experience including executive positions at Apple Computer and General Electric Company. Mr. Austin served as SVP & CFO of Portal Software, Inc. from June 2005 until its acquisition and integration into Oracle Corporation in November 2006. Prior to Portal, Mr. Austin was SVP and CFO for Southwall Technologies from 2004 to 2005. Prior to his employment with Southwall Technologies, Inc., Mr. Austin was SVP and CFO for Vicinity Corporation from 2000 until its acquisition by Microsoft Corporation in 2003.

Sandy Creighton has served as our Vice President, Corporate Administration or Vice President of Human Resources since February 2006. From June 1998 to February 2006, Ms. Creighton served as our Vice President, General Counsel and from June 1998 to April 2006 as Secretary.

Brad Holtzinger has served as our Vice President, Worldwide Sales since October 2005. Mr. Holtzinger served as Vice President of Sales for the Americas region from July 2004 to October 2005 and as Director of Sales for the Americas from May 2003 to July 2004. Mr. Holtzinger joined us in December 2001 and served as the Director of Systems Solutions until May 2003.

    Art Swift has served as Vice President of Marketing since March 2009.  He has more than 20 years of experience in marketing and executive management for semiconductor and processor IP companies.  Before assuming his current position, Mr. Swift was President and CEO of Unidym, Inc., a supplier of nanotechnology solutions and a majority held subsidiary of Arrowhead Research Corporation, from June 2007 to December 2008. Prior to that, from March 2005 to January 2007, Mr. Swift was President and CEO of Transmeta Corporation, a provider of low-power microprocessors and IP. He also held the position of senior vice president of marketing for Transmeta from March 2003 to March 2005. Earlier in his career, Mr. Swift held management and engineering positions with Cirrus Logic, Sun Microsystems, Digital Equipment, Bipolar Integrated Technology, and Fairchild Semiconductor.

    Cesar Martin-Perez served as the General manager of our Analog Business Group since January 2009.  In addition, Mr. Perez served in various sales and operational roles, including Vice President of European Operations since May 2002.  Mr. Perez has more than 20 years of experience in semiconductor management and sales.  He has held senior sales and business development positions at Mentor Graphics, Cadence Design Systems, Calay Systems and Kontron Datensystems.  Mr. Perez resigned from the company effective June 30, 2009.

    There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NASDAQ Global Select Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2009
Fourth Quarter	$3.92	$2.89
Third Quarter	$3.07	$1.05
Second Quarter	$3.24	$1.01
First Quarter	$4.01	$3.37

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2008
Fourth Quarter	$4.65	$3.40
Third Quarter	$4.75	$3.10
Second Quarter	$7.99	$4.83
First Quarter	$10.03	$7.36

As of August 31, 2009, there were approximately 3,638 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock to the Nasdaq Stock Market Composite Index—U.S. and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our Class A common stock and in each index on June 30, 2004. No dividends have been declared or paid on our Class A common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MIPS Technologies, Inc., The NASDAQ Composite Index
And The RDG Semiconductor Composite Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/04
6/05
6/06
6/07
6/08
6/09
MIPS Technologies, Inc.
NASDAQ Composite
RDG Semiconductor Composite

*$100 invested on 6/30/04 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.	Selected Consolidated Financial Data.

You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended June 30, 2009, 2008, 2007, 2006 and 2005, and the selected consolidated balance sheet data as of June 30, 2009, 2008, 2007, 2006 and 2005, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years.

	Fiscal year ended June 30,
	2009 (1)	2008(1)	2007	2006	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$42,521	$45,593	$44,422	$36,675	$29,988
License and Contract revenue	27,672	29,984	38,888	27,379	31,231
Total revenue	70,193	75,577	83,310	64,054	61,219
Operating expenses:
Cost of sales	667	1,833	1,663	1,246	553
Research and development	21,496	30,150	33,068	27,104	21,427
Sales and marketing	11,015	17,874	22,255	18,455	14,902
General and administrative	15,523	19,588	20,960	12,229	10,312
Acquired-in process research and development (2)	—	—	—	570	—
Impairment of Acquired Intangible Assets (3)	—	1,704	—	—	—
Restructuring	659	1,559	—	—	277
Total operating expenses	49,360	72,708	77,946	59,604	47,471
Operating income	20,833	2,869	5,364	4,450	13,748
Other income (expense), net	(2,381)	(4,113)	6,470	4,373	2,750
Income (loss) before income taxes	18,452	(1,244)	11,834	8,823	16,498
Provision for (benefit from) for income taxes	7,529	3,811	3,351	(2,198)	1,312
Income (loss) from continuing operations	10,923	(5,055)	8,483	11,021	15,186
Loss from discontinued operations, net of tax	(22,059)	(126,780)	—	—	—
Gain on disposition, net of tax	1,698	—	—	—	—
Net income (loss)	$(9,438)	$(131,835)	$8,483	$11,021	$15,186
Net income (loss) per share, basic – continuing operations	$0.24	$(0.11)	$0.19	$0.26	$0.37
Net income (loss) per share, basic – discontinued operations	$(0.45)	$(2.89)	$—	$—	$—
Net income (loss) per share, basic	$(0.21)	$(3.00)	$0.19	$0.26	$0.37
Net income (loss) per share, diluted – continuing operations	$0.24	$(0.11)	$0.18	$0.25	$0.34
Net income (loss) per share, diluted – discontinued operations	$(0.45)	$(2.89)	$—	$—	$—
Net income (loss) per share, diluted	$(0.21)	$(3.00)	$0.18	$0.25	$0.34
Shares used in per share calculations:
Basic	44,634	43,964	43,516	42,894	41,518
Diluted	44,935	43,964	45,891	44,611	44,974
	June 30,
	2009	2008	2007	2006	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$44,507	$12,713	$119,039	$101,481	$91,686
Working capital	30,664	(10,214)	133,314	117,251	100,944
Total assets (4)	63,406	36,688	174,862	147,939	127,546
Total long-term liabilities	17,416	8,443	5,726	2,966	2,938
Total stockholders’ equity	26,661	44,920	149,882	133,230	108,683

(1)
Consolidated statement of operations data for 2009 and 2008 for ABG has been classified as discontinued operations for the period from August 27, 2007 through June 30, 2009.  On May 7, 2009, we divested the Analog Business Group (ABG).

(2)	Acquired in-process research and expenses are in connection with the FS2 acquisition in 2006.

(3)	Represents impairment charges recorded to write down the carrying value of acquired intangible assets in 2008. See Part II, Item 7 “MD&A—Impairment Analysis.”

(4)	Total assets at June 30, 2009 and 2008 from continuing operations, excludes amounts classified as assets of discontinued operations in the amount of $4.5 million and $116.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Introduction

 MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular products for the home entertainment, communications, networking and portable multimedia markets. With more than 130 worldwide customers, MIPS Technologies’ products are broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for processor architectural and product rights, as well as royalties based on processor unit shipments. The majority of the license fees are for existing IP and the revenue recognition associated with the delivery of the IP is generally immediate.

Overview

On May 7, 2009, we completed the sale of the Analog Business Group to Synopsys, Inc. for $22 million in cash.   In connection with the sale, we recorded a gain on disposition, net of tax of $1.7 million. With the divestiture we now report the ABG as a discontinued operation and have excluded it from our continuing operations results.

We ended our fiscal 2009 with cash and cash equivalents of $44.5 million, up approximately $24.5 million from the prior quarter and up approximately $31.8 million from June 30, 2008. The increase was primarily due to our divestiture of ABG as we received $22 million of cash consideration received from the sale.  Our aggregate loan balance outstanding as of June 30, 2009 was $12.8 million which includes our credit facility in the United States through Silicon Valley Bank.

Our fiscal 2009 results were impacted by the slowdown in the worldwide economy.  Total fiscal 2009 revenue of $70.2 million decreased 7% from the $75.6 million reported in the prior fiscal year.

Royalty revenue in fiscal 2009 was $42.5 million, a decrease of 7% from the $45.6 million reported during fiscal 2008.  Total royalty units shipped in fiscal year 2009 were 427 million or 4 percent higher than the 412 million units shipped in fiscal 2008.  Agreements with certain of our customers provide for a volume related reduction in the per unit royalties that are due to us.  The impact of the increase in units shipped in fiscal year 2009 was offset by lower average per unit royalty, as several customers’ units shipped exceeded the contractual threshold levels in their contracts.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our fourth quarter represented our customer shipments from the quarter ended March 31, 2009.

Contract and license revenue in fiscal 2009 was $27.7 million, a decrease of 8% from the $30.0 million in the prior fiscal year.  We completed 31 new license agreements during the year compared to 25 completed in the prior year.  The contract revenue decrease was mainly due to global economic slowdown and lower average selling price of our contract licenses as compared to the prior year.

We made significant strides in managing our cost structure in fiscal 2009 by reducing total operating expenses by $23.3 million as compared to 2008.  Our operating expense in fiscal 2009 was $49.4 million, including a restructuring charge of $0.7 million as compared to our operating expense of $72.7 million in fiscal 2008, including a restructuring charge of $1.6 million and an intangible asset impairment charge of $1.7 million. Our operating expense in fiscal 2009 benefitted from the closure of our UK R&D office, reductions to headcount and decreased outside services.

We recorded a $4.3 million benefit to our income tax provision during Q4 2009 driven by a combination of the impact of a $1.7 million investment write off on a small private technology company and a lower actual full year tax rate.

In fiscal 2010, we plan to focus our product development teams on providing more complete hardware and software solutions intended to leverage the Android platform.  We believe Android can provide MIPS with strong medium to longer term revenue growth potential as it will require more processor computing capabilities – an area where MIPS has had a historical competitive advantage.

Discontinued Operations

    On May 7, 2009, we entered into a simultaneous sale and close agreement with Synopsys, Inc., an unrelated third party, to sell our ABG for $22 million in cash.  As a result of the sale, the assets and liabilities related to ABG are presented as assets and liabilities of discontinued operations, respectively, and the results of ABG are classified as discontinued operations on our statements of operations for all periods presented.

In connection with our sale of ABG, we agreed to retain responsibility for certain actual or contingent liabilities and to indemnify the purchaser against breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses and are not aware of any potential losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the year ended June 30, 2009 and for the period from August 27, 2007 to June 30, 2008 (in thousands):

	2009	2008
Revenue	$19,729	$29,222
Expenses	(40,534)	(58,771)
Impairment of goodwill and acquired intangible assets	—	(101,403)
Restructuring expense	(6,813)	—
Loss from discontinued operations, before tax	(27,618)	(130,952)
Tax benefit of discontinued operations	(5,559)	(4,172)
Loss from discontinued operations, net of tax	$(22,059)	$(126,780)

As we acquired ABG in fiscal 2008, there are no results relating to ABG in fiscal 2007.

In the fourth quarter of 2008, we conducted our annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amount of goodwill assigned to our ABG segment (discontinued operation in fiscal 2009 based on our divestiture) exceeded the implied fair value and recorded an impairment charge of approximately $88.9 million, which is included in the caption “Loss from discontinued operations, net of tax” in our 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit (ABG Segment) as of June 30, 2008, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 18 percent to 24 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during the our fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the softening overall market for IP and delays experienced in realizing expected synergies resulting in our updated long-term financial forecasts showing lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. The updated long-term financial forecast used represented the best estimate that the Company’s management had at June 30, 2008 and the Company believed that its underlying assumptions were reasonable.

The outcome of our 2008 goodwill impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. At June 30, 2008, we assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition related developed product technology associated with our ABG segment were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $12.5 million which is included in the caption “Loss from discontinued operations, net of tax”.

The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2009	June 30, 2008
Assets:
Cash and cash equivalents	$—	$1,225
Restricted cash	4,442	29,770
Other current assets	37	10,797
Fixed assets, net	—	12,017
Goodwill and acquired intangible assets	—	57,888
Other long term assets	—	4,359
Total assets of discontinued liabilities	$4,479	$116,056
Liabilities:
Indemnification and founders escrow liabilities	$4,442	$21,547
Accounts payable and other current liabilities	1,496	27,984
Long term liabilities	—	20,840
Total liabilities of discontinued operations	$5,938	$70,371

The restricted cash balance at June 30, 2009 relates to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founder’s of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  As these severance costs will be paid by us in our fiscal 2010, they will be reflected as cash outflows from our discontinued operations in fiscal 2010.

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

    Revenue Recognition.

    Royalty Revenue.

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over-or under-reported royalties, we account for the results when they are resolved.

    License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. In arrangements with multiple deliverables, we determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting.

We generally derive revenue from license fees for currently available technology. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support. The license for our IP, which includes processor designs, has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support based on specified renewal rates. Accordingly, (a) license fees and (b) maintenance and support fees are each treated as separate units of accounting. Total upfront fees are allocated to the license of processor designs and related IP and maintenance and support using the residual method. Designs and related IP are initially delivered followed by maintenance and support. Objective and reliable evidence of the fair value exists for maintenance and support. However, no such evidence of fair value exists for processor designs and related IP. Consistent with the residual method, the amount of consideration allocated to processor designs and related IP equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates. Fees for or allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs.  However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design.  Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services.  If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee.  These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement.  The licensee is also obligated to pay us royalties following sale by our licensee of products incorporating the licensed technology.  We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or cuurently due pursuant to the milestone terms.  As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

    Maintenance and Support.

Certain arrangements also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $3.2 million, $3.7 million and $4.2 million in fiscal 2009, 2008 and 2007, respectively.

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

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”) on July 1, 2007. FIN 48 prescribes a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. At June 30, 2009 and June 30, 2008, we had gross unrecognized tax benefits of $3.8 million and $4.9 million, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

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

Stock-Based Compensation.    We recognize stock compensation expense for all share-based payments to employees, including grants of employee stock options in our financial statements based on the fair value of the grants. The fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

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

Results of Operations—Years Ended June 30, 2009, 2008 and 2007

Our results of continuing operations are discussed below.  See Note 5 of the Notes to Consolidated Financial Statements for additional details on our discontinued operations.

Revenue.    Total revenue primarily consists of royalties, license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology, associated maintenance agreements and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2009, 2008 and 2007 were as follows (in millions):

	Fiscal Year			Fiscal Year
	2009	2008	Change in Percent 2008-2009	2007	Change in Percent 2007-2008
Revenue
Royalties	$42.5	$45.6	-7%	$44.4	3%
Percentage of Total Revenue	61%	60%		53%
License and Contract Revenue	$27.7	$30.0	-8%	38.9	-23%
Percentage of Total Revenue	39%	40%		47%
Total Revenue	$70.2	$75.6	-7%	$83.3	-9%

Fiscal 2009 compared to fiscal 2008.     The 7% decrease in royalties primarily resulted from a decrease in average selling price as several customers met higher volume discount levels in their contracts.  The 8% decrease in contract revenue is due to the global economic slowdown and a decrease in our average selling price of licenses in 2009. There were 31 new agreements executed in fiscal 2009 compared to 25 in fiscal 2008.  We entered into a number of unlimited use license agreements with some of our customers under which customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 7 years. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was $8.8 million in fiscal 2009 as compared with $16.3 million in fiscal 2008.

Fiscal 2008 compared to fiscal 2007.    The 3% increase in royalties primarily resulted from an increase in royalty volumes offset in part by a decline in the average royalty rate on chips sold by our licensees. The 23% decrease in contract revenue was primarily due to a decrease in new agreements executed.  There were 25 new agreements executed in fiscal 2008 compared to 31 in fiscal 2007. Contract revenue from unlimited use license agreements was $16.3 million in fiscal 2008 as compared with $15.5 million in fiscal 2007.

International revenue accounted for approximately 54% of our total revenue in fiscal 2009, 50% of our total revenue in fiscal 2008 and 53% of our total revenue in fiscal 2007. The majority of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

In 2009, 2008 and 2007, we have one customer accounted for 19%, 18%, and 14% of our revenue, respectively

Cost and Expenses.    Our cost and expenses in fiscal 2009, 2008 and 2007 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2009	2008	Change in Percent 2009-2008	2007	Change in Percent 2007-2008
Cost and Expenses
Cost of Sales	$0.7	$1.8	-64%	$1.7	10%
Research and Development	$21.5	$30.2	-29%	$33.1	-9%
Sales and Marketing	$11.0	$17.9	-38%	$22.3	-20%
General and Administrative	$15.5	$19.6	-21%	$21.0	-7%
Impairment of acquired intangible assets	$—	$1.7	—	$—	—
Restructuring	$0.7	$1.6	-58%	$—	—

Cost of Sales.    Cost of sales primarily includes costs associated with acquired third party software used in our products.  Prior to fiscal 2009, our cost of sales also included amortization of intangible assets used to deliver the associated developed technologies.

Fiscal 2009 compared to fiscal 2008.    The decrease in cost of sales in fiscal 2009 over fiscal 2008 is due to impairment of acquired intangible assets that the company recorded in June 2008.  In connection with that impairment charge, we wrote off all remaining acquired intangible assets relating to ABG being charged to our cost of sales.

Fiscal 2008 compared to fiscal 2007.    The increase in cost of sales in fiscal 2008 over fiscal 2007 is primarily due to additional costs associated with acquired third party software used in our products.

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

Fiscal 2009 compared to fiscal 2008.    Research and development expenses in fiscal 2009 decreased by $8.7 million compared to fiscal 2008. Our 2009 research and development costs decreased by $3.6 million due to lower salary related costs resulting from general cost saving measures, including a reduction in the number of employees engaged in research and development.  In addition, we decreased spending on outside services and consulting by $1.3 million primarily due to decreased foreign contracting fees and outside service costs.  Our research and development depreciation expense decreased by $1.3 million due to less spending on development related fixed assets provided by our vendors.  Additionally, our stock compensation expense decreased by $1.2 million due to decreased staffing levels and lower average grant date fair value of options in 2009 as compared to 2008. In addition, we had a $0.6 million decrease in benefits expense and a $0.3 million decrease in bonus expenses.

Fiscal 2008 compared to fiscal 2007.    Research and development expenses decreased in fiscal 2008 due to a decrease of $0.7 million in salary and benefits expense as a result of the restructuring efforts in fiscal 2008.  There was a decrease in bonus expense of $1.9 million as targets under our fiscal 2008 bonus plans were not achieved.  In addition, there was a decrease of $0.2 million due to milestones completed under ongoing projects in fiscal 2008.

Our research and development staff decreased to 81 employees at June 30, 2009 compared to 90 employees at June 30, 2008 and compared to 116 employees at June 30, 2007.  At June 30, 2008, we had 315 research and development staff from discontinued operations.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

    Fiscal 2009 compared to fiscal 2008. Our sales and marketing expense decreased by $6.9 million in fiscal 2009 compared to fiscal 2008. Salary related expenses, including commissions, decreased by $3.8 million from the prior year due mainly to restructuring efforts. In addition, our stock compensation expense decreased by $0.9 million due to decreased staffing levels and lower average grant date fair value of options in 2009 as compared to 2008.  As a result of the cost reduction plans, we also reduced sales and marketing spending by $0.6 million in supplies and maintenance, $0.5 million in travel, $0.4 million in marketing program expenses, consulting and outside services, $0.3 million in benefits and $0.3 million in facilities expenses.

    Fiscal 2008 compared to fiscal 2007.  Sales and marketing expense decreased by $4.4 million in fiscal 2008 compared to fiscal 2007.  Sales costs decreased by $3.1 million as a result of our sales teams’ substantial focus on selling ABG products in 2008.  The sales costs associated with ABG are classified as discontinued operations due to our divestiture of ABG in May 2009.  In addition, commission and bonus expense decreased by $1.5 million as a result of decrease in commissionable revenue and decrease in bonus and profit sharing expenses as targets under our fiscal 2008 bonus plans were not achieved.  Also, outside service fees decreased by 0.8 million due to less outside consultants used in sales and marketing.  The decreases were partially offset by an increase in salary and benefit expenses of $1.1 million due to increased headcount in the sales team.

Our sales and marketing staff decreased to 37 employees at June 30, 2009 compared to 53 employees at June 30, 2008 and compared to 55 employees at June 30, 2007.  We had two discontinued operations sales staff at June 30, 2009 who were being terminated in connection with our restructuring efforts. At June 30, 2008, we had 6 sales and marketing staff from discontinued operations.

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

Fiscal 2009 compared to fiscal 2008. The decrease in general and administrative expense of $4.1 million in fiscal 2009 compared to fiscal 2008 was primarily due to a $3.1 million decrease in outside services resulting from the lower legal, tax and audit fees in fiscal 2009.  In addition our stock compensation expense decreased by $1.0 million primarily due to decreased staffing levels and lower average grant date fair value of options in 2009 as compared to 2008.

Fiscal 2008 compared to fiscal 2007.   General and administrative expense decreased in fiscal 2008 by $1.4 million primarily due to a decrease in fees for legal, accounting, and audit services of $1.5 million due to the investigation of our historical stock option practices in fiscal 2007. There was also a decrease in bonus expense of $2.1 million as targets under our fiscal 2008 bonus plans were not achieved.  This was somewhat offset by an increase in consulting expense of $0.6 million as more outside contractors were utilized, increase in travel expense of $0.3 million with more international travel, increase in hiring expense of $0.3 million, increase in salary and benefit expense of $0.4 million with more headcount, increase in stock compensation expense of $0.2 million with more equity grants, and increase of $0.2 million in other expense.

Our general and administrative staff was 28 employees at June 30, 2009 compared to 27 employees at June 30, 2008 and compared to 25 employees at June 30, 2007.  At June 30, 2008, we had 21 general and administrative staff from discontinued operations.

Restructuring.    The 2009 restructuring expense of $0.7 million from continuing operations was primarily driven by two executive terminations and reductions in our sales force.  The fiscal 2008 restructuring expense related to the closure of the UK office and terminations of headcount in the US.

Other Income, Net.    Other income, net in fiscal 2009, 2008 and 2007 were as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Interest income	$194	$999	$6,656
Interest expense	(662)	(950)	(4)
Impairment - Other-than temporary	(1,728)	(2,289)	—
Loan amortization fees	(130)	(1,760)	—
Other	(55)	(113)	(182)
Total interest and other income, net	$(2,381)	$(4,113)	$6,470

The decrease in interest income in fiscal 2009 compared with prior years was due to a lower average cash and cash equivalents balance in fiscal 2009. The decrease in other-than temporary impairment expense in fiscal 2009 compared to 2008 was primarily due to a smaller write down in the value of equity held in a privately held company.  The investment in the privately held company was not impaired in 2007.  The loan amortization fees for fiscal 2009 and 2008 was $0.1 million and $1.8 million, respectively. There were no loan amortization fees in 2007. The increase in interest income in fiscal 2007 was primarily due to higher cash and investment balances and higher interest rates.

Income Taxes.    In fiscal 2009, we recorded an income tax provision of approximately $7.5 million from continuing operations and an income tax benefit of $8.3 million from discontinued operations for  a total consolidated income tax benefit of $0.8 million. The tax provision from continuing operations is primarily comprised of foreign withholding taxes on royalties and license fee and income taxes in jurisdictions where there is taxable income.  The tax benefit for discontinued operations reflects a benefit associated with using the discontinued operations losses to offset US taxable income from continuing operations and a tax benefit associated with foreign losses, partially offset by foreign withholding tax on royalties and license fees.

In fiscal 2008, we recorded an income tax provision of $3.8 million from continuing operations and an income tax benefit of $4.1 million from discontinued operations with a total income tax benefit of $0.3 million. The tax provision from continuing operations is primarily comprised of foreign withholding tax on royalties and license fees, and income taxes in jurisdictions where there is taxable income. The tax benefit rate for discontinued operations is lower than the applicable combined federal and state statutory rate primarily due to the impairment of goodwill, foreign taxes, and other items not deductible for tax purposes.

    In fiscal 2007, we recorded an income tax provision of $3.4 million at an annual effective rate of 28%. This is primarily the result of foreign withholding tax on royalties and license fees, and foreign income tax in jurisdictions where there is taxable income.

Segment Operating Metrics

    In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group and the Analog Business Group (ABG).  As a result of the divestiture of the ABG, effective May 7, 2009, we operated in one reportable business group.

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

Liquidity and Capital Resources

In fiscal 2009, we divested our ABG and therefore it is no longer part of our ongoing operations.  As a result of the divestiture, we have separately classified the cash flows of the discontinued operations from operating activities in our Statements of Cash Flows for all impacted periods that have been presented.  For cash flows from investing and financing activities, we have combined our disclosure of cash flows from continuing and discontinued operations.

We ended our fiscal 2009 with cash and cash equivalents of $44.5 million, up approximately $24.5 million from the prior quarter and up approximately $31.8 million from June 30, 2008 cash from continuing operations. The increase was largely due to our divesture of ABG.  Our aggregate loan balance outstanding as of June 30, 2009 was $12.8 million which represented our credit facility in the United States through Silicon Valley Bank.

On July 3, 2008 we entered into a new credit facility with Silicon Valley Bank (SVB). This new facility includes a four year term loan of $15 million and a revolving credit line in the amount of $10 million due on July 2, 2009. Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds from this new facility were used to pay off the prior loan balance.  We borrowed $15 million under the term loan and $1.2 million under the revolving credit line on July 3, 2008.  Our debt balance at June 30, 2009 was $12.8 million.  On July 2, 2009, we repaid the $1.2 million of debt we borrowed under the revolving credit line.  In addition, we pay approximately $0.3 million per month to SVB in connection with paying off the term loan, which had a balance of $11.6 million on June 30, 2009.

At June 30, 2008, we had cash and cash equivalents of $13.9 million (including $1.2 million of cash and cash equivalents from discontinued operations), a reduction of $131 million from June 30, 2007. This significant decrease represents the impact of our cash acquisition of Chipidea in August 2007. We completed this acquisition for an aggregate cash purchase price, including expenses, of approximately $148 million. In connection with the acquisition we established a $35 million credit facility to fund a portion of the acquisition costs and support our working capital needs. As of June 30, 2008 we had an outstanding balance of $16 million under this facility which was paid off in July 2008 when we obtained a term loan and revolving line of credit with Silicon Valley Bank.

At June 30, 2007, we had cash, cash equivalents and marketable investments of $144.9 million, an increase of $23.7 million from June 30, 2006, and working capital of $133.3 million. In fiscal 2007, we primarily generated cash from operations and financing activities and we used cash primarily for investing activities.

For complete statements of cash flows for fiscal 2009, 2008 and 2007, see Item 8 “Financial Statements and Supplementary Data”.

For fiscal 2009, our operating activities provided net cash of $13.1 million.  The cash generated from operating activities included $21.0 million from continuing operations, partially offset by cash used by discontinued operations of $7.9 million.  The cash generation from continuing operations was primarily a result of our positive net income, net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of (i) $4.2 million from stock compensation expense, (ii) $2.2 million in depreciation and amortization, (iii) $1.7 million impairment of private investment company and (iv) $0.1 million of other non-cash charges, including non-cash activities relating to our disposition of Chipidea.  The majority of remaining increase in cash was due to timing of customer receipts and timing of paying liabilities as our accounts receivable and accounts payable accounted for an additional increase in cash of $3.2 million in the aggregate in 2009.  The negative cash flow from operating activities of discontinued operations was primarily driven by the $22.1 million loss from discontinued operations, net of tax, being partially offset by $5.7 million of cash being provided from customer accounts receivables.  In addition, $4.9 million of the discontinued operations loss resulted from non-cash charges from depreciation and amortization expenses.

For fiscal 2008, our operating activities provided net cash of 2.2 million. The 2008 net loss was substantially offset by non-cash activities specifically related to Chipidea, including (i) $101.4 million impairment of Chipidea goodwill and acquired intangible assets, (ii) $8.2 million of amortization of Chipidea acquired intangible assets and (iii) $6.4 million of acquired in-process research and development. Other non-cash charges of $2.7 million of depreciation, $1.7 million impairment of acquired intangible assets, $1.2 million of intangible asset amortization, $7.4 million of stock compensation expense and the $2.3 million unrealized loss of a private company investment accounted for the majority of the remaining adjustments to operating cash flows in 2008.  In total, cash provided from operating activities of continuing operations in 2008 was $13.3 million, and cash used in operating activities from discontinued operations was $11.1 million.

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

Net cash provided by investing activities was $20.4 million in 2009, primarily as a result of the receipt of net proceeds of $21.8 million from our disposition of Chipidea which includes $1.0 million of cash from the settlement of indemnification claims made by us against Chipidea shareholders in connection with our acquisition of Chipidea in August 2007.  These sources of cash were partially offset by $1.3 million of cash used for capital expenditures.

 Net cash used in investing activities was $125.6 million for fiscal 2008. The primary driver of cash outflow from investing activities was the usage of $148.1 million for the Chipidea acquisition including $27.2 million in cash that was used to set up the required acquisition escrow accounts. We also used $3.4 million of cash for capital expenditures. These uses of cash were partially offset by $25.9 million of cash provided from the maturity of marketable investments.

Net cash used in investing activities was $10.4 million for fiscal 2007 primarily due to net purchases of marketable investments and capital expenditure.

Net cash used in financing activities was $3.9 million in fiscal 2009. Net cash provided by short-term debt financing of $16.2 million was the primary driver of cash provided by financing activities.  This inflow was more than offset by payments of debt of $21.3 million.  In addition, we received $1.7 million from the issuance of common stock from stock option exercises and purchases under our employee stock purchase plans.  We also used $0.5 million to repay capital lease obligations.

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

Net cash provided by financing activities was $0.4 million in fiscal 2007. Net cash provided by financing activities for 2007 consisted primarily of net proceeds to us from the issuance of common stock upon the exercise of stock options and purchases under our employee stock purchase plans.

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•
from time to time we have certain significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements. These payments vary and can be up to $2 million a quarter.

•
in connection with our sale of ABG, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchaser against certain breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

•	our ability to continue to generate cash flow from operations.

•
financing activities under borrowing arrangements. Our borrowing availability with SVB varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.

•	the costs associated with capital expenditures.

•	level and timing of restructuring activities. See Note 7 of the Notes to Consolidated Financial Statements for additional details on our restructuring activities.

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

Contractual Obligations

Our contractual obligations as of June 30, 2009, were as follows:

Payments due by period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$5,759	$890	$2,012	$1,443	$1,414
Purchase obligations (2)	9,067	4,480	4,587	—	—
Short term debt (3)	5,439	5,439	—	—	—
Long term debt (4)	8,199	—	7,885	314	—
Other long-term liabilities and obligations (5)	1,655	—	1,655	—	—
Total	$30,119	$10,809	$16,139	$1,757	$1,414

(1)
We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale.  In connection with the lease for our former headquarter facility in Mountain View prior to our move to Sunnyvale, we entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which was guaranteed by a time-based certificate of deposit.  We received the deposit back in full in July 2009.

(2)
Outstanding purchase orders for ongoing operations. Payments of these obligations are subject to the provision of services or products. Since June 30, 2008, purchase obligations have increased by approximately $1.0 million largely due to additional engineering software design licenses.

(3)	Short term debt includes $5.4 million of principal and interest due under our SVB term loan and revolving credit facility.

(4)       Long term debt includes $8.2 million of principal and interest due under the SVB term loan.

(5)       Long-term liabilities and obligations include:  $1.7 million due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes liabilities, aggregating $1.3 million, estimated under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance-Sheet Arrangements

As of June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. We adopted this statement on July 1, 2009, and it had no material impact on our consolidated financial statement.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for us beginning in the fourth quarter of fiscal 2009 and was required to be applied prospectively. The adoption of SFAS 165 had no material effect on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS 142, Goodwill and Other Intangible Assets.  The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted  this statement on July 1, 2009, and it had no material impact on our consolidated financial statement.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure, about fair value measurements. SFAS 157 is effective for fiscal year ending June 30, 2009.  In February 2008, the FASB issued Staff Positions 157-2 (FSP 157-2) amending FAS 157 to delay the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Adoption of this standard did not have a material impact to us.

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

Item 8.	Financial Statements and Supplementary Data.

The following table presents selected unaudited quarterly information for fiscal 2008 and 2009 (in thousands except per share data):

	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009
Revenue:
Royalties	$10,469	$12,078	$12,306	$10,740	$11,632	$12,553	$10,664	$7,672
Contract revenue	9,463	4,545	5,804	10,172	7,949	7,782	6,999	4,942
Total revenue	19,932	16,623	18,110	20,912	19,581	20,335	17,663	12,614
Operating Expenses
Cost of sales	302	545	445	541	166	290	74	137
Research and development	8,230	7,570	7,583	6,767	5,606	5,040	5,401	5,449
Sales and marketing	5,082	4,814	3,896	4,082	2,876	2,473	2,419	3,247
General and administrative	5,576	4,866	4,571	4,575	5,197	3,068	3,672	3,586
Impairment of acquired intangible assets	—	—	—	1,704	—	—	—	—
Restructuring	—	—	1,278	281	257	13	374	15
Total costs and expenses	19,190	17,795	17,773	17,950	14,102	10,884	11,940	12,434
Operating income (loss)	742	(1,172)	337	2,962	5,479	9,451	5,723	180
Other income (expense), net	208	(844)	(885)	(2,592)	(460)	(1)	(83)	(1,837)
Income (loss) before income taxes	950	(2,016)	(548)	370	5,019	9,450	5,640	(1,657)
Provision for (benefit from) income taxes	1,004	916	371	1,520	54	9,399	2,421	(4,345)
Net income (loss) from continuing operations	(54)	(2,932)	(919)	(1,150)	4,965	51	3,219	2,688
Loss from discontinued operations, net of tax	(6,977)	(9,154)	(3,337)	(107,312)	(11,933)	4,926	(4,026)	(11,026)
Gain on disposition, net of tax								1,698
Net income (loss)	$(7,031)	$(12,086)	$(4,256)	$(108,462)	$(6,968)	$4,977	$(807)	$(6,640)
Net income (loss) per share, basic – continuing operations	$(0.00)	$(0.07)	$(0.02)	$(0.03)	$0.11	$0.00	$0.07	$0.06
Net income (loss) per share, basic – discontinued operations	$(0.16)	$(0.21)	$(0.08)	$(2.42)	$(0.27)	$0.11	$(0.09)	$(0.21)
Net income (loss) per basic share	$(0.16)	$(0.28)	$(0.10)	$(2.45)	$(0.16)	$0.11	$(0.02)	$(0.15)
Net income (loss) per share, diluted – continuing operations	$(0.00)	$(0.07)	$(0.02)	$(0.03)	$0.11	$0.00	$0.07	$0.06
Net loss per share, diluted – discontinued operations	$(0.16)	$(0.21)	$(0.08)	$(2.42)	$(0.27)	$0.11	$(0.09)	$(0.21)
Net income (loss) per share, diluted	$(0.16)	$(0.28)	$(0.10)	$(2.45)	$(0.16)	$0.11	$(0.02)	$(0.15)
Common shares outstanding, basic	43,766	43,902	43,992	44,193	44,334	44,586	44,682	44,936
Shares outstanding, diluted	43,766	43,902	43,992	44,193	44,952	44,588	44,719	45,465

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note No. 2 to the consolidated financial statements, MIPS Technologies, Inc. on July 1, 2007, changed its method of accounting for uncertain tax positions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
September 14, 2009

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$44,507	$12,713
Accounts receivable, net	2,461	4,950
Short term restricted cash	264	264
Prepaid expenses and other current assets	1,302	869
Total current assets	48,534	18,796
Equipment, furniture and property, net	2,608	4,290
Intangible assets, net	385	495
Goodwill	565	565
Other assets	11,314	12,542
Assets of discontinued operations	4,479	116,056
Total Assets	$67,885	$152,744
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,305	$1,037
Accrued liabilities	8,568	9,821
Debt – short term	4,986	16,000
Deferred revenue	2,011	2,152
Total current liabilities	17,870	29,010
Long-term liabilities
Debt – long term	7,813	-
Other long term liabilities	9,603	8,443
	17,416	8,443
Liabilities of discontinued operations	5,938	70,371
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2009 and 2008; and 45,061,546 and 44,325,703 shares outstanding at June 30, 2009 and 2008, respectively, net of 59,876 and 58,089 re acquired shares at June 30, 2009 and at June 30, 2008, respectively	45	44
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in capital	258,273	252,263
Accumulated other comprehensive income	392	15,224
Accumulated deficit	(232,049)	(222,611)
Total stockholders’ equity	26,661	44,920
Total Liabilities and Stockholders’ Equity	$67,885	$152,744

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2009	2008	2007
Revenue:
Royalties	$42,521	$45,593	$44,422
License and Contract revenue	27,672	29,984	38,888
Total revenue	70,193	75,577	83,310
Operating Expenses:
Cost of sales	667	1,833	1,663
Research and development	21,496	30,150	33,068
Sales and marketing	11,015	17,874	22,255
General and administrative	15,523	19,588	20,960
Impairment of acquired intangible assets	—	1,704	—
Restructuring	659	1,559	—
Total operating expenses	49,360	72,708	77,946
Operating income	20,833	2,869	5,364
Other income (expense), net	(2,381)	(4,113)	6,470
Income (loss) before income taxes	18,452	(1,244)	11,834
Provision for income taxes	7,529	3,811	3,351
Income (loss) from continuing operations	10,923	(5,055)	8,483
Loss from discontinued operations, net of tax	(22,059)	(126,780)	—
Gain on disposition, net of tax	1,698	—	—
Net income (loss)	$(9,438)	$(131,835)	$8,483
Net income (loss) per share, basic – continuing operations	$0.24	$(0.11)	$0.19
Net loss, basic – discontinued operations	$(0.45)	$(2.89)	$—
Net income (loss) per share, basic	$(0.21)	$(3.00)	$0.19
Net income (loss) per share, diluted – continuing operations	$0.24	$(0.11)	$0.18
Net loss per share, diluted – discontinued operations	$(0.45)	$(2.89)	$—
Net income (loss) per share, diluted	$(0.21)	$(3.00)	$0.18
Common shares outstanding, basic	44,634	43,964	43,516
Shares outstanding, diluted	44,935	43,964	45,891

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2006	43,507,685	43	232,568	142	(99,523)	133,230
Common stock issued under employee stock option and purchase plans, net	87,767	—	385	—	—	385
Stock-based employee compensation cost	—	—	7,479	—	—	7,479
Tax benefits relating to stock option exercises	—	—	12	—	—	12
Comprehensive income:
Net income	—	—	—	—	8,483	8,483
Unrealized gain on available-for-sale securities	—	—	—	8	—	8
Currency translation adjustment	—	—	—	285	—	285
Total comprehensive income	—	—	—	—	—	8,776
Balances at June 30, 2007	43,595,452	$43	$240,444	$435	$(91,040)	$149,882
Common stock issued under employee stock option and purchase plans, net	730,251	1	3,464	—	—	3,465
Stock-based employee compensation cost	—	—	8,100	—	—	8,100
Tax benefits relating to stock option exercises	—	—	255	—	—	255
Comprehensive income:
Net loss	—	—	—	—	(131,835)	(131,835)
Unrealized gain on available-for-sale securities	—	—	—	(9)	—	(9)
Currency translation adjustment	—	—	—	14,798	—	14,798
Cumulative FIN 48 impact	—	—	—	—	264	264
Total comprehensive income	—	—	—	—	—	(116,782)
Balances at June 30, 2008	44,325,703	$44	$252,263	$15,224	$(222,611)	$44,920
Common stock issued under employee stock option and purchase plans, net	735,843	1	1,676	—	—	1,677
Stock-based employee compensation cost	—	—	4,589	—	—	4,589
Tax benefits relating to stock option exercises	—	—	(255)	—	—	(255)
Comprehensive income:
Net loss	—	—	—	—	(9,438)	(9,438)
Unrealized gain on available-for-sale securities	—	—	—	(1)	—	(1)
Currency translation adjustment	—	—	—	(14,831)	—	(14,831)
Total comprehensive loss	—	—	—	—	—	(24,270)
Balances at June 30, 2009	45,061,546	$45	$258,273	$392	$(232,049)	$26,661

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2009	2008	2007
Operating activities:
Net income (loss) – continuing operations	$10,923	$(5,055)	$8,483
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	2,087	2,670	2,231
Stock based compensation.	4,187	7,357	7,872
Impairment of acquired intangible assets	—	1,704	—
Amortization of intangible assets	110	1,185	1,316
Impairment of private company investment	1,723	2,277	—
Other non-cash charges	149	2,529	(1,147)
Changes in operating assets and liabilities:
Accounts receivable	2,489	119	(580)
Prepaid expenses	(580)	1,603	685
Other assets	(1,394)	(2,510)	(1,600)
Accounts payable	673	534	(810)
Accrued liabilities	(430)	(6,643)	7,780
Deferred revenue	527	206	957
Long-term liabilities	492	7,312	2,292
Net cash provided by operating activities – continuing operations	20,956	13,288	27,479
Net cash used in operating activities – discontinued operations	(7,878)	(11,107)	—
Net cash provided by operating activities	13,078	2,181	27,479
Investing activities:
Purchases of marketable investments	—	—	(67,015)
Maturities of marketable investments	—	25,940	62,000
Capital expenditures	(1,337)	(3,412)	(5,295)
Acquisitions, net	—	(120,944)	(54)
Increase in restricted cash	—	(27,163)	—
Disposition of ABG, net	21,750	—	—
Net cash provided by (used in) investing activities	20,413	(125,579)	(10,364)
Financing activities:
Net proceeds from issuance of common stock	1,677	3,720	397
Proceeds from short-term debt, net	16,236	19,607	—
Repayments of short-term debt	(21,293)	(4,021)	—
Borrowings under capital leases	—	546	—
Repayments under capital leases	(499)	(240)	—
Net cash provided by (used in) financing activities	(3,879)	19,612	397
Effect of exchange rate on cash and cash equivalents	957	(1,315)	46
Net increase (decrease) in cash and cash equivalents	30,569	(105,101)	17,558
Cash and cash equivalents, beginning of year	13,938	119,039	101,481
Cash and cash equivalents, end of year	44,507	13,938	119,039
Less cash and cash equivalents, end of year – discontinued operations	—	1,225	—
Cash and cash equivalents, end of year – continuing operations	$44,507	$12,713	$119,039
Supplemental disclosures of cash transactions from continuing operations:
Income taxes paid	$764	$1,980	$794
Interest paid	$685	$1,200	$—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular products for the home entertainment, communications, networking and portable multimedia markets. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

On May 7, 2009, we completed the sale of our Analog Business Group (ABG) to Synopsys, Inc., an unrelated third party, for $22 million in cash.  In connection with this divestiture, we have classified the financial statements of the ABG as discontinued operations. The ABG was initially formed through MIPS' acquisition of Chipidea Microelectronica S.A. in August 2007.

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

    Discontinued operations. In fiscal 2009, we divested our ABG and therefore it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Statements of Operations, Balance Sheets and Statements of Cash Flows, respectively, for all periods presented.

Revenue Recognition.

    Royalty Revenue

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over-or under-reported royalties, we account for the results when they are resolved.

    License and Contract Revenue

We generally derive revenue from license fees for the transfer of proven and reusable IP components. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. In arrangements with multiple deliverables, we determine whether there is more than one unit of accounting. To the extent that the deliverables are separable into multiple units of accounting, we then allocate the total fee on such arrangements to the individual units of accounting using the residual method. We then recognize revenue for each unit of accounting depending on the nature of the deliverable(s) comprising the unit of accounting.

We generally derive revenue from license fees for currently available technology. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support. The license for our IP, which includes processor designs, has standalone value and can be used by the licensee without maintenance and support. Further, objective and reliable evidence of fair value exists for maintenance and support based on specified renewal rates. Accordingly, (a) license fees and (b) maintenance and support fees are each treated as separate units of accounting. Total upfront fees are allocated to the license of processor designs and related IP and maintenance and support using the residual method. Designs and related IP are initially delivered followed by maintenance and support. Objective and reliable evidence of the fair value exists for maintenance and support. However, no such evidence of fair value exists for processor designs and related IP. Consistent with the residual method, the amount of consideration allocated to processor designs and related IP equals the total arrangement consideration less the fair value of maintenance and support, which is based on specified renewal rates.  Fees allocated to licenses to currently available technology are recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. . We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs.  However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design.  Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services.  If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee.  These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement.  The licensee is also obligated to pay us royalties following sale by our licensee of products incorporating the licensed technology.  We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  Fees for engineering services in contracts for technology under development, which contracts are performed on a best efforts basis, are recognized as revenue as services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or cuurently due pursuant to the milestone terms.  As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

    Maintenance and Support

Certain arrangements also include maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $3.2 million, $3.7 million and $4.2 million in fiscal 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents.    Cash and cash equivalents consists mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition. The fair value of cash and cash equivalents approximates their carrying value at June 30, 2009 and 2008.

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

Cost of Sales.    Cost of sales primarily includes amortization costs associated with acquired third party software used in our products.

Research and Development Expenses.    Costs incurred with respect to internally developed technology and engineering services are included in research and development expenses, as they are not directly related to an8y particular licensee, license agreement or license fees. Such costs are expensed as incurred.

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. Fair values are determined by discounted future cash flow analyses.  Our reporting units are consistent with the reportable segments identified.  As a result of the divestiture of the ABG, we now operate in one reportable segment.

Impairment of Long-Lived Assets including Acquisition Related Intangible Assets.    For long-lived assets other than goodwill, we evaluate whether impairment losses have occurred when events and circumstances indicate that these assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. If less, the impairment losses are based on the excess of the carrying amounts of these assets over their respective fair values. Their fair values would then become the new cost basis. Fair value is determined using discounted future cash flows, appraisals or other methods.

Stock-Based Compensation.     Stock based compensation cost recognized for the years ended June 30, 2009 and 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value .  The compensation expense for grants prior to July 1, 2005 is being amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost based on the grant date fair value for all share-based payments granted subsequent to July 1, 2005  is being amortized on a straight-line basis over the requisite service period for the entire awards.

The following table shows total stock-based employee compensation expense (see “Note 13 Stockholder Equity” under Notes to Consolidated Financial Statements for types of stock-based employee arrangements) included in the consolidated statement of operations for the years ended June 30, 2009, 2008 and 2007 (in thousands):

	Year Ended June 30, 2009	Year Ended June 30, 2008	Year Ended June 30, 2007
Costs and expenses:
Research and development	$1,501	$2,741	$2,941
Sales and marketing	1,431	2,466	2,472
General and administrative	1,657	2,682	2,459
Total stock-based compensation expense	$4,589	$7,889	$7,872

Stock based compensation included in discontinued operations was $0.4 million and $0.5 million for the years ended June 30, 2009 and 2008, respectively.  There was no stock based compensation from discontinued operations in 2007.

We recognize a benefit from stock-based compensation in paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation (including the research tax credits) through the income statement (continuing operations) rather than through paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined for income tax footnote disclosure purposes. We track these stock award attributes separately and will only recognize these attributes through paid-in-capital.

    For restricted common stock issued at discounted prices, we recognize compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $14,000, $111,000 and $142,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Income Taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, (SFAS 109) which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, (“FIN 48”), on July 1, 2007. FIN48 is an interpretation of FASB Statement 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN48 provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosures, and translation. Under FIN48, an entity may recognize or continue to recognize tax positions that do not meet a “more likely than not” recognition threshold. In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of our adoption of FIN48.

Earnings per Share.    We present basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2009	2008	2007
Numerator:
Net income (loss) from continuing operations	$10,923	$(5,055)	$8,483
Net income (loss) from discontinued operations	$(20,361)	$(126,780)	—
Net income (loss)	$(9,438)	$(131,835)	$8,483
Denominator:
Weighted-average shares of common stock outstanding	44,634	43,987	43,576
Less: Weighted-average shares subject to repurchase	—	(23)	(60)
Shares used in computing basic net income (loss) per share	44,634	43,964	43,516
Effect of dilutive securities-employee stock options and shares subject to repurchase	301	—	2,375
Shares used in computing diluted net income (loss) per share	44,935	43,964	45,891
Net income (loss) per share, basic - from continuing operations	$0.24	$(0.11)	$0.19
Net loss per share, basic - from discontinued operations	$(0.45)	$(2.89)	$—
Net income (loss) per share, basic	$(0.21)	$(3.00)	$0.19
Net income (loss) per share, diluted - from continuing operations	$0.24	$(0.11)	$0.18
Net loss per share, diluted - from discontinued operations	$(0.45)	$(2.89)	$—
Net income (loss) per share, diluted	$(0.21)	$(3.00)	$0.18
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	12,031	10,697	7,126

Comprehensive Income (loss).    Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us primarily comprises adjustments from foreign currency translations.

Total comprehensive loss was $24.3 million in fiscal 2009 and $116.8 million in fiscal 2008.  Comprehensive income was $8.8 million in fiscal 2007.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2009	2008
Accumulated net unrealized gain on available-for-sale securities	$2	$3
Accumulated foreign currency translation adjustment	390	15,221
Total accumulated other comprehensive income	$392	$15,224

Segment Information.    In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group (PBG) and the Analog Business Group (ABG).  As a result of the divestiture of the ABG, effective May 7, 2009, we operate in one reportable business group.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to current year’s presentation of financial information.

As a result of our divestiture of ABG, we have classified the results of operations of the ABG as discontinued operations in our statements of operations and segregated balances related to ABG from balances related to continuing operations on our consolidated balance sheets for all periods presented.

Restructuring.    We account for restructuring activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). Restructuring costs include severance costs, asset write-offs and facilities closure costs.

Subsequent Events.    In accordance with Statement of Financial Accounting Standard No. 165, “Subsequent Events” (“SFAS 165”), we evaluate events or transactions that occur after the balance sheet date but before financial statements are issued for potential recognition or disclosure in the financial statements. We have evaluated all subsequent events through September 14, 2009, the date the financial statements were issued.

Recent Accounting Pronouncements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Standards Accounting Codification (“Codification”) as the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles” given that once in effect, the Codification will carry the same level of authority. We adopted this statement on July 1, 2009, and it had no material impact on our consolidated financial statement.

    In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires an entity to recognize in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet. For nonrecognized subsequent events that must be disclosed to keep the financial statements from being misleading, an entity will be required to disclose the nature of the event as well as an estimate of its financial effect, or a statement that such an estimate cannot be made. In addition, SFAS 165 requires an entity to disclose the date through which subsequent events have been evaluated. SFAS No. 165 was effective for us beginning in the fourth quarter of fiscal 2009 and was required to be applied prospectively. The adoption of SFAS 165 had no material effect on our consolidated financial statements.

In April 2008, the FASB finalized Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). The position amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB SFAS 142, Goodwill and Other Intangible Assets.  The position applies to intangible assets that are acquired individually or with a group of other assets and both intangible assets acquired in business combinations and asset acquisitions. FSP 142-3 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We adopted  this statement on July 1, 2009, and it had no material impact on our consolidated financial statement.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosure, about fair value measurements. SFAS 157 is effective for fiscal year ending June 30, 2009.  In February 2008, the FASB issued Staff Positions 157-2 (FSP 157-2) amending FAS 157 to delay the effective date of SFAS 157 for certain non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.  Adoption of this standard did not have a material impact to us.

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

	Years Ended June 30,
	2009	2008	2007
Customer A	19%	18%	14%

We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

A substantial portion of our revenue is derived from licensees based outside the United States. We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to digital consumer and business product manufacturers by our licensees are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4.	Goodwill and Purchased Intangible Assets

    Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Our goodwill balance from continuing operations of $565,000 is primarily attributable to the FS2 acquisition and did not change in 2008 and 2009.

In the fourth quarter of 2009, we conducted our  annual impairment test of goodwill. The outcome of the Company’s goodwill impairment analysis in 2009 was that no impairment was indicated.

In the fourth quarter of 2008, we conducted our annual impairment test of goodwill and intangible assets. The outcome of our goodwill and intangible assets impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition related developed product technology associated were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of $1.7 million in the caption “Impairment of acquired intangible assets” in its 2008 consolidated statement of operations.

The balances of acquisition related intangible assets as of June 30, 2009, were as follows:

	June 30, 2009
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
	(In thousands)
Developed and core technology	83	$5,050	$(4,665)	$385
Customer relationships and backlog	72	619	(619)	—
Other	36	109	(109)	—
Total	80	$5,778	$(5,393)	$385

The balances of acquisition related intangible assets as of June 30, 2008, were as follows:

	June 30, 2008
	Weighted Average Amortization Period (in months)	Gross Carrying Value	Accumulated Amortization	Impairment Losses	Net Carrying Value
	(In thousands)
Developed and core technology	83	$6,062	$(4,555)	$(1,012)	$495
Customer relationships and backlog	72	1,310	(619)	(691)	—
Other	36	110	(109)	(1)	—
Total	80	$7,482	$(5,283)	$(1,704)	$495

The intangible assets are stated at the gross carrying value and depreciation is computed using the straight-line method.  Developed and core technology are being amortized over their useful lives of 2 to 10 years. Customer relationships and backlog are being amortized over their useful life of 6 years. Other intangible assets are being amortized over their useful lives of 3 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

in thousands
Fiscal Year
2010	$110
2011	110
2012	110
2013	55
Total	$385

On May 7, 2009, we completed the sale of our Analog Business Group (ABG) to an unrelated third party.  In connection with this divestiture, we have classified goodwill and related intangible assets of the ABG as assets of discontinued operations.  Goodwill from ABG was $40.1 million at June 30, 2008 and acquired intangible assets were $17.8 million at June 30, 2008.

Note 5.	Discontinued Operations

On May 7, 2009, we entered into a simultaneous sale and close agreement with an unrelated third party to sell our ABG for $22 million in cash.  As a result of the sale, the assets related to ABG are presented as assets of discontinued operations, the liabilities related to ABG are presented as liabilities of discontinued operations, and the results of ABG are classified as discontinued operations on our statements of operations for all periods presented.

In connection with our sale of ABG, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchaser against certain breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the years ended June 30 (in thousands):

	2009	2008
Revenue	$19,729	$29,222
Expenses	(40,534)	(58,771)
Impairment of goodwill and acquired intangible assets	—	(101,403)
Restructuring expense	(6,813)	—
Loss from discontinued operations, before tax	(27,618)	(130,952)
Tax benefit of discontinued operations	(5,559)	(4,172)
Loss from discontinued operations, net of tax	$(22,059)	$(126,780)

As we acquired ABG in fiscal 2008, there are no results relating to ABG in fiscal 2007.

In the fourth quarter of 2008, we conducted our annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amount of goodwill assigned to our ABG segment (discontinued operation in fiscal 2009 based on our divestiture) exceeded the implied fair value and recorded an impairment charge of approximately $88.9 million, which is included in the caption “Loss from discontinued operations, net of tax” in our 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit (ABG Segment) as of June 30, 2008, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 18 percent to 24 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during the our fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the softening overall market for IP and delays experienced in realizing expected synergies resulting in our updated long-term financial forecasts showing lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. The updated long-term financial forecast used represented the best estimate that the Company’s management had at June 30, 2008 and the Company believed that its underlying assumptions were reasonable.

The outcome of our 2008 goodwill impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. At June 30, 2008, we assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain of the acquisition related developed product technology associated with our ABG segment were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, the Company recorded an impairment charge of $12.5 million which is included in the caption “Loss from discontinued operations, net of tax”.

The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2009	June 30, 2008
Assets:
Cash and cash equivalents	$—	$1,225
Restricted cash	4,442	29,770
Other current assets	37	10,797
Fixed assets, net	—	12,017
Goodwill and acquired intangible assets	—	57,888
Long term assets	—	4,359
Total assets of discontinued operations	$4,479	$116,056
Liabilities:
Indemnification and founders escrow liabilities	$4,442	$21,547
Accounts payable and other current liabilities	1,496	27,984
Long term liabilities	—	20,840
Total liabilities of discontinued operations	$5,938	$70,371

The restricted cash balance at June 30, 2009 relates to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founder’s of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  As these severance costs will be paid by us in our fiscal 2010, they will be reflected as cash outflows from our discontinued operations in fiscal 2010.

The gain on disposition was calculated as follows:

(In thousands)
Sales proceeds	$22,000
Net assets related to discontinued operations and direct expenses	(33,718)
Cumulative translation adjustment (1)	10,608
Loss on disposition, before tax	(1,110)
Tax benefit from disposition	2,808
Gain on disposition, net of tax	$1,698

(1)	Represents the cumulative gain on translation of the ABG balance sheet since the acquisition of Chipidea business.

Note 6.	Debt and Capital Lease Obligations

The components of short-term debt are as follows (in thousands):

	June 30, 2009	June 30, 2008
Credit agreement	$11,563	$16,000
Bank lines of credit	1,236	—
Total Debt	12,799	16,000
Less current portion	(4,986)	(16,000)
Long term debt, net of current portion	$7,813	$—

Revolving Credit Agreement.    On July 3, 2008, we entered into a loan and security agreement with Silicon Valley Bank (“SVB”).  The loan and security agreement provides for a $15 million term loan and a revolving credit facility in an amount up to $10 million.  The borrowing availability under the revolving credit facility varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.  The revolving credit facility will also be available for the issuance of letters of credit, cash management services and foreign exchange contracts.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. At the Company’s election, borrowings under the facility bear interest at the SVB’s prime rate plus 0.50%, and borrowings under the revolving credit agreement bear interest at the SVB’s prime plus 0.25% as defined in the loan and security agreement.  In July 2008, we borrowed the full amount of the $15 million term loan, together with approximately $1.2 million of borrowings under the revolving credit facility to repay all outstanding loans under our prior revolving credit agreement with Jefferies Finance LLC that was entered into in connection with the completion of the Chipidea acquisition.  In December 2008, we amended our credit facility agreement with SVB, providing us more flexibility to fund the international operations of our subsidiaries.  At June 30, 2009, we had $8.8 million available to borrow under the revolving credit line.  SVB’s prime rate at June 30, 2009 was 4.0%.

At June 30, 2009, the Company’s future minimum payments for debt obligations are as follows:

Debt obligations
(In thousands)
2010	$4,986
2011	3,750
2012	3,750
2013	313
Total minimum operating lease payments	$12,799

The term loan is being repaid in 48 equal monthly payments of principal plus accrued interest.  On July 2, 2009, we repaid the $1.2 million that we borrowed under the revolving credit line.

Note 7.	Restructuring

The 2009 restructuring expense of $0.7 million was primarily driven by two executive terminations and reductions in our sales force.  All of our restructuring expense in 2009 related to severance and benefit costs and all terminations were completed by June 30, 2009.

In our fiscal 2008, we terminated the employment of certain employees in our United States locations and also closed our research and development center in the United Kingdom. In total, 28 employees were terminated during fiscal 2008, resulting in approximately $0.9 million of severance and benefit costs recorded as restructuring expense. All of the impacted employees were terminated by March 31, 2008. In addition, asset disposal and transfer costs of approximately $0.3 million and facilities costs of approximately $0.4 million were recorded as restructuring expense in fiscal 2008 related to contract cancellation costs, termination of office lease and other closure costs from the United Kingdom research and development center. The total charge to restructuring expense in fiscal 2008 was approximately $1.6 million which is included in the caption “Restructuring” in 2008 consolidated statement of operations. All costs were paid as of June 30, 2008, except for approximately $0.2 million related to facilities closure costs, which was accrued as of June 30, 2008.  This restructuring action was fully implemented by December 2008.

During the fourth quarter of 2009, the Company completed the sale of ABG for cash.  In fiscal 2009, we recorded $6.8 million of restructuring expenses relating to ABG, which is reflected in discontinued operations in our statements of operations.  All costs were paid as of June 30, 2009 except for approximately $1.0 million related to severance and benefits which was recorded as liabilities of discontinued operations.  This restructuring action will be fully implemented by September 2009.

Note 8.           Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2009	2008
Equipment	$9,679	$14,215
Furniture and fixtures	2,104	1,512
Leasehold Improvements	530	812
	12,313	16,539
Accumulated depreciation	(9,705)	(12,249)
Equipment and furniture, net	$2,608	$4,290

Note 9.	Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	June 30,
	2009	2008
Investments in other companies	$417	$2,156
Long-term computer aided design licenses	9,045	7,992
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,549	2,070
Other	303	324
Other Long-Term Assets	$11,314	$12,542

In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method as we do not have significant influence on their financial and operating plans. The investments are included in other assets on the consolidated balance sheet.  In fiscal 2008, based on our impairment assessment of our equity investments, we recorded an other-than-temporary impairment loss of $2.3 million on one of the equity investments based on the market valuation of the company at June 30, 2008.  In fiscal 2009, based on our impairment assessment of both of the equity investments, we recorded an additional other-than-temporary impairment loss of $1.7 million on the same investment that was impaired in 2008.  The impairment loss in 2009 was based on the current market valuation of the company and its negative operating cash flow and working capital deficiency and resulted in the full impairment of that asset. These losses have been reflected in the caption “Other income (expense), net” in our consolidated statements of operations. At June 30, 2009, total remaining value of our “Investments in other companies” is approximately $0.4 million.

Note 10.	Accrued and Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2009	2008
Accrued compensation and employee-related expenses	$2,991	$2,737
Income taxes payable	—	316
Accrued restructuring	—	236
Engineering design software licenses	3,131	3,335
Other accrued liabilities	2,446	3,197
Accrued Liabilities	$8,568	$9,821

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2009	2008
Deferred compensation	$1,655	$2,530
Long-term income tax liability	1,307	1,465
Long-term related to engineering design software licenses	4,587	3,054
Long-term deferred revenue	2,021	1,353
Other	33	41
Long term liabilities	$9,603	$8,443

Note 11.       Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Interest income	$194	$999	$6,656
Interest expense	(662)	(950)	(4)
Other than temporary impairment of investment	(1,728)	(2,289)	—
Loan amortization fees	(130)	(1,760)	—
Other	(55)	(113)	(182)
Total interest and other income, net	$(2,381)	$(4,113)	$6,470

Note 12.	Commitments

We lease certain facilities under non-cancelable operating leases that have expiration dates between fiscal 2010 and fiscal 2016.

In connection with the lease for our former headquarter facility in Mountain View, California, we entered into a letter of credit as a security deposit with a financial institution for $0.3 million, which was guaranteed by a time-based certificate of deposit.  We received the deposit back in full in July 2009.  On February 27, 2009, the Company entered into a new operating lease to move our headquarters to Sunnyvale, California for an initial lease period of seven years commencing May 29, 2009, with an option to renew for additional five years.  Payments due to the landlord commence in the seventh month of our occupancy of the space, and the lease includes annual increases of three percent per year plus certain operating expenses.  We account for lease expense based on a straight line basis of total amounts due over the term of the lease.  At June 30, 2009, the Company’s future minimum payments for operating lease obligations are as follows:
:

Operating Leases
(In thousands)
2010	$890
2011	1,109
2012	903
2013	732
2014	711
Thereafter	1,414
Total minimum operating lease payments	$5,759

Rent expense under non-cancelable operating leases was approximately $1.8 million in fiscal 2009, $1.8 million in fiscal 2008 and $1.7 million in fiscal 2007.

Commitments for purchases of products or services to be received in future periods totaled $9.1 million at June 30, 2009, including $4.5 million for fiscal 2010, $3.7 million for fiscal 2011 and $0.9 million for fiscal 2012.  These commitments are inclusive of purchase orders with a time period of less than one year and also inclusive of engineering design software licenses that are reflected in the Company’s accrued liabilities and other long term liabilities (see Note 10).

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated our Directors’ Stock Option Plan and 2002 Non-qualified Stock Option Plan (the “terminated plans”), and provided that if any shares subject to an award previously granted under the terminated plans are forfeited, expire or otherwise terminate without issuance or any award is settled for cash or otherwise does not result in the issuance of all or a portion of such shares, such unissued shares shall again become available under the 1998 Plan. On July 1, 2007 and July 11, 2006, the number of shares available for issuance increased by approximately 1.7 million and 1.7 million shares, respectively. At June 30, 2009, a total of approximately 16.9 million shares of common stock were reserved for issuance upon the exercise of outstanding stock options (including restricted stock units and awards) under the 1998 Plan and 6.1 million shares were available for future awards.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the Directors’ Stock Option Plan, although it remains in place with respect to outstanding awards. As of June 30, 2009, a total of 440,000 shares of common stock were reserved for awards outstanding under the Directors’ Plan, and no shares were available for future awards.

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

The number of shares that may be issued under the Purchase Plan for awards made after its amendment and restatement in 2007 is approximately 1.5 million. At June 30, 2009, 2.9 million shares had been issued under the Purchase Plan and 0.7 million shares were reserved for future issuance.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the 2002 Plan, although it remains in place with respect to outstanding awards. At June 30, 2009, and no shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the “Supplemental Purchase Plan”), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 6-month offering periods commencing every six months, generally at May 1 and October 1 and each offering period is divided into four six-month exercise periods. For offering periods that commenced prior to October 2005, the offering period was a 24-month period divided into four 6-month periods. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2009, 37,945 shares have been issued under the Supplemental Purchase Plan and 22,055 shares were reserved for future issuance.

As of June 30, 2009, total shares reserved for future awards under all plans were 6.8 million shares.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2008	13,662,661	$6.90	4.47	$1,353
Options granted	2,817,585	$2.64
Options exercised	(209,341)	$2.27
Options forfeited	(1,456,796)	$4.86
Options expired	(3,090,703)	$7.91
Outstanding at June 30, 2009	11,723,406	$5.95	4.06	$1,875
Exercisable at June 30, 2009	9,225,815	$6.59	3.51	$541

The weighted average grant date fair value of options granted in 2009 was $1.23.

Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $0.2 million, $1.2 million and $0.2 million for 2009, 2008 and 2007, respectively.

Non-vested share activity under our Stock Options Plans for the year ended June 30, 2009 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at July 1, 2008	22,500	$4.79
Vested	(22,500)	$4.79
Cancelled	—	—
Non-vested balance at June 30, 2009	—	$—

As of June 30, 2009, $14,204 of total unrecognized compensation costs related to non-vested awards was recognized during the year. The fair value of shares vested during fiscal 2009 was $80,203.

Grant Date Fair Values.    The weighted-average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. For stock options, we estimated volatility by considering both the implied volatility derived from publicly traded options to purchase our common stock and historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2009	2008	2007	2009	2008	2007(1)
Expected life (in years)	4.20	4.20	4.20	0.50	0.70	—
Risk-free interest rate	2.19%	3.61%	4.82%	0.74%	3.6%	—
Expected volatility	0.57	0.51	0.63	0.78	0.40	—
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	—
Grant date fair value	$1.23	$2.85	$3.70	$1.18	$3.87	—

(1)	There were no employee stock purchases made in fiscal 2007.

Note 14.	Income Taxes

Income before income taxes and the provision for taxes consisted of the following (in thousands):

	Years Ended June 30,
	2009	2008	2007
United States	$13,371	$(7,400)	$2,644
Foreign	$5,081	$6,156	$9,190
Total income before taxes	$18,452	$(1,244)	$11,834

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2009	2008	2007
Federal:
Current	$4,622	$886	$284
Deferred	—	—	—
	$4,622	$886	$284
State:
Current	525	(260)	70
Deferred	—	—	—
	525	(260)	70
Foreign:
Current	2,382	3,185	2,997
Deferred	—	—	—
	2,382	3,185	2,997
Total provision for income taxes	$7,529	$3,811	$3,351

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
Federal tax at statutory rate	$6,458	$(435)	$4,142
State income taxes	918	59	70
Stock-based compensation	239	385	473
Foreign rate differential	—	—	(52)
Research tax credits	(824)	584	(409)
Changes in valuation allowance	1,063	2,403	(1,088)
Foreign losses not benefited	117	152	—
Uncertain tax positions	(155)	402	—
Other	(287)	261	215
Total provision for income taxes	$7,529	$3,811	$3,351

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2009	2008
Cumulative temporary differences:
Depreciation and amortization related items	$1,015	$855
Accrued expenses	800	842
Stock-based compensation	9,176	7,399
Deferred revenue	777	471
Capital loss and tax loss carry forward	9,331	960
Tax credit carry forward	5,413	878
Other, net	1,578	250
Total deferred income tax asset	28,090	11,655
Valuation allowance	(28,090)	(11,655)
Net deferred income tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2009 and June 30 2008.  In fiscal 2009, the valuation allowance increased by $16.4 million.

There are federal research credit carryforwards of approximately $4.6 million that will start to expire beginning 2020 through 2029, if not utilized. We also have state research tax credit carryforwards of approximately $7.8 million at June 30, 2009 that have no expiration date. Federal foreign tax credit carry forwards also exist of approximately $6.5 million, which expire beginning in 2016 through 2019, if not utilized. We also have federal AMT credit carry forwards of approximately $0.6 million at June 30, 2009 that has no expiration date.

As of June 30, 2009, as a result of disposition of ABG, the Company had net operating loss of carryforwards of approximately $14.7 million for federal income tax reporting purposes and approximately $67.6 million for state income tax reporting purposes, which expires beginning in 2018 through 2029, if not utilized.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

Current U.S. income taxes have been provided for undistributed earnings of our non-U.S. subsidiaries because of certain provisions of the U.S. Internal Revenue Code.  However, these earnings are generally considered to be indefinitely reinvested, and accordingly, no provision for foreign withholding taxes has been provided thereon.  Upon any distribution of these earnings, we may be subject to foreign withholding taxes associated with these earnings for which foreign tax credits may be available. Determination of the potential foreign tax credits is not practicable because of the complexity of this hypothetical calculation.

We adopted the provisions of FIN 48 on July 1, 2007. The cumulative effect of adopting FIN 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN 48, we recognized a decrease of approximately $0.3 million in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $0.3 million in accumulated deficit. The total amount of gross unrecognized tax benefits was $3.7 million as of July 1, 2007 (the date of adoption of FIN 48), $4.9 million as of June 30, 2008 (excluding the gross unrecognized tax benefits from discontinued operations) and $3.8 million as of June 30, 2009. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.8 million, and $0.6 million as of June 30, 2008, and June 30, 2009, respectively. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax are as follows (in thousands, prior year reconciliation has been restated to exclude discontinued operations for comparative purpose):

Balance at July 1, 2007	$3,749
Gross increases related to tax positions for current year	62
Gross increases related to tax positions for prior year	1,179
Gross decreases related to tax positions for prior year	(123)
Balance at June 30, 2008	$4,867
Gross increases related to tax positions for current year	—
Gross increases related to tax positions for prior year	291
Gross decreases related to tax positions for prior year	(1,286)
Gross decreases related to lapsing of the statute of limitations	(30)
Balance at June 30, 2009	$3,842

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $0.2 million and $0.3 million as of June 30, 2008 and June 30, 2009, respectively.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the United States. Our fiscal 2006 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes. The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relating to certain foreign tax liabilities will change in the next 12 months due to various statute of limitations expiring. The amount of unrecognized tax benefits that could change is approximately $0.3 million.

Note 15.	Contingencies

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

Note 16.	Operating and Geographic Segment Information

In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group and the Analog Business Group (ABG).  As a result of the divestiture of the ABG, effective May 7, 2009, we operated in one reportable business group.

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2009	2008	2007
United States .	$32,046	$38,063	$39,296
Japan	11,020	12,519	14,117
Pacific Rim	14,029	10,477	7,091
Europe	7,685	7,490	7,219
Rest of World	5,413	7,028	15,587
Total revenue	$70,193	$75,577	$83,310

As disclosed in Note 3, in 2009, 2008 and 2007, one customer accounted for 19%, 18%, and 14% of our revenue, respectively.

Accounts receivable from our largest customers accounted for the following percentages of accounts receivable at June 30:

	2009	2008
Customer A	$—	$41%
Customer B	46%	26%
Customer C	27%	—

Our long-lived assets include tangible long-term assets. The following is a summary of our long-lived assets by geographic area (in thousands):

	June 30,
	2009	2008
United States	$13,117	$15,446
Japan	194	187
Pacific Rim	581	1,128
Europe	19	58
Rest of World	11	13
Total long lived assets	$13,922	$16,832

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

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

Based on our evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were effective as of June 30, 2009.

(b)    Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)    Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design safeguards to reduce, though not eliminate, this risk. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

The effectiveness of internal control over financial reporting as of June 30, 2009, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

John E Bourgoin	Maury Austin
President and Chief Executive Officer,	Vice President and Chief Financial Officer,
MIPS Technologies, Inc.	MIPS Technologies, Inc.

(c)    Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, MIPS Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2009 of MIPS Technologies, Inc. and our report dated September 14, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Palo Alto, California
September 14, 2009

(d)    Remediation of a Material Weakness Identified in Prior Year

In June 2007, during preparation of the fiscal 2006 consolidated financial statements, our management identified as of June 30, 2006 a material weakness pertaining to controls relating to the process of accounting for income taxes. While management commenced executing on the remediation plan for this material weakness in late June 2007, the plan was in progress as of June 30, 2008, primarily due to employee turnover during fiscal 2008 and challenges in recruiting and retaining personnel with adequate experience and skills in application of complex tax rules and related accounting. Our remediation plan included: a) reduction in the turnover of internal and external tax professionals, b) consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes, and c) consultation with tax experts in a timely manner. We completed the implementation of the controls included in this remediation plan during fiscal 2009.

(e)    Changes in Internal Control over Financial Reporting

Except for the changes implemented to remediate the material weakness relative to the process of accounting for income taxes, there were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

Information concerning our executive officers is in Item 4A of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our chief executive officer, chief financial officer, and controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, as Amended and Restated, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Consolidated Financial Statements. In connection with the adoption of the 1998 Long-Term Incentive Plan, as Amended and Restated in 2007, we terminated the Directors’ Stock Option Plan and the 2002 Non-Qualified Stock Option Plan, except with respect to awards remaining outstanding under those plans. The following table presents information about these plans as of June 30, 2009.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,198,716	5.94	6,804,637	(2)
Equity compensation plans not approved by security holders	524,690	5.95	22,055	(3)
Total	11,723,406		6,826,692

(1)	Excludes purchase rights currently accruing under the Employee Stock Purchase Plan and the Supplemental Stock Purchase Plan.

(2)
These shares include 6,132,506 shares that remain available under the 1998 Long-Term Incentive Plan, as Amended and Restated and 672,131 shares that remain available under the Employee Stock Purchase Plan. The shares available under the 1998 Long-Term Incentive Plan, as Amended and Restated, may be issued as stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards.

(3)	These shares remain available under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful receivables for the year ended June 30,
2007	$—	$4	$—	$4
2008	$4	$142	$(4)	$142
2009	$142	$19	$(161)	$—
Valuation allowance for deferred tax assets for the year ended June 30,
Fiscal 2007	$10,882	$—	$2,866	$8,016
Fiscal 2008	$8,016	$3,639	$—	$11,655
Fiscal 2009	$11,655	$16,435	$—	$28,090

Deductions represent uncollectible accounts written off, net of recoveries.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

2.1
Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectrónica S.A. and Espírito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 24, 2007).

2.2
Membership Interest Purchase Agreement, dated May 7, 2009 by and between Synopsys, Inc. and MIPS Technology, Inc. (incorporated hereby by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on May 11, 2009)

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

10.13*
Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.14*
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

10.16*
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

10.19	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.20*	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.21*	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.22*	Separation Agreement between Catherine Hunt Rundle and the Company (incorporated hereby by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on September 13, 2007).

10.23
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

10.24
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

10.25*	Performance-Based Bonus Plan for Executives (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.26*	Special Bonus Plan Letter Agreement (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.27*	Change in Control Agreement (incorporated hereby by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.28
Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocão e Desenvolvimento do Parque de Ciên e Tecnologia da Area de Lisboa ("Tagusparque") to Banco Comercial Português, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.29
Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

Exhibit No.	List of Exhibits

10.30
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

10.32*
Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.33*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.34
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

10.35*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.36
Loan and Security Agreement, dated as of July 3, 2008, by and among Silicon Valley Bank and the Registrant (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008)

10.37
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

10.38*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated hereby by reference to Exhibit 110.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

10.39	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated hereby by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009)

10.40*	Amendment to Change in Control Agreement (incorporated hereby by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009)

10.41	Industrial Lease dated February 27, 2009 (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009)

10.42
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009)

10.43*	Form of Stock Unit Award Agreement (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2009)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ JOHN E. BOURGOIN
John E. Bourgoin
President and Chief Executive Officer.

Date: September 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOHN E. BOURGOIN
John E. Bourgoin	Chief Executive Officer and Director (Principal Executive Officer)	September 14, 2009

/s/ MAURY AUSTIN
Maury Austin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 14, 2009
/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director	September 14, 2009

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	September 14, 2009

/s/ ROBERT R. HERB
Robert R. Herb	Director	September 14, 2009

/s/ ANTHONY B. HOLBROOK
Anthony B. Holbrook	Director and Chairman of the Board	September 14, 2009

/s/ WILLIAM M. KELLY
William M. Kelly	Director	September 14, 2009

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	September 14, 2009

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

2.1
Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectrónica S.A. and Espírito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 24, 2007).

2.2
Membership Interest Purchase Agreement, dated May 7, 2009 by and between Synopsys, Inc. and MIPS Technology, Inc. (incorporated hereby by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on May 11, 2009)

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.01 to the Company’s Form 8-K filed on December 20, 2007).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

Exhibit No.	Index of Exhibits

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

10.13*
Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Notice of Stock Option Grant (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on December 6, 2007).

10.14*
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

Exhibit No.	Index of Exhibits

10.16*
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

10.19	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.20*	Separation Agreement between Russ Bell and the Company (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 22, 2005)

10.21*	Separation Agreement between Kevin C. Eichler and the Company (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on January 4, 2006).

10.22*	Separation Agreement between Catherine Hunt Rundle and the Company (incorporated hereby by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed on September 13, 2007).

10.23
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

10.24
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

10.25*	Performance-Based Bonus Plan for Executives (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.26*	Special Bonus Plan Letter Agreement (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.27*	Change in Control Agreement (incorporated hereby by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.28
Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocão e Desenvolvimento do Parque de Ciên e Tecnologia da Area de Lisboa ("Tagusparque") to Banco Comercial Português, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

10.29
Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2007).

Exhibit No.	Index of Exhibits

10.30
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

10.32*
Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.33*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.34
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

10.35*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.36
Loan and Security Agreement, dated as of July 3, 2008, by and among Silicon Valley Bank and the Registrant (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008)

10.37
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

10.38*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated hereby by reference to Exhibit 110.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008)

10.39	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated hereby by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009)

10.40*	Amendment to Change in Control Agreement (incorporated hereby by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009)

10.41	Industrial Lease dated February 27, 2009 (incorporated hereby by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009)

10.42
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009)

10.43*	Form of Stock Unit Award Agreement (incorporated hereby by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2009)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.