Form 10-Q
period 2009-09-30
MIPS TECHNOLOGIES INC
filed 2009-11-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number 000-24487

MIPS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	77-0322161
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

955 EAST ARQUES AVENUE, SUNNYVALE, CA 94085-4521
(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 530-5000

1225 Charleston Road, Mountain View, CA 94043-1353
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

                    Large accelerated filer   ☐       Accelerated filer   ☐          Non-accelerated filer  ☐ (Do not check if smaller reporting company)                   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2009, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 45,427,297.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,495	$44,507
Accounts receivable, net	3,676	2,461
Short term restricted cash	—	264
Prepaid expenses and other current assets	1,017	1,302
Total current assets	48,188	48,534
Equipment, furniture and property, net	2,369	2,608
Intangible assets, net	357	385
Goodwill	565	565
Other assets	10,486	11,314
Assets of discontinued operations	—	4,479
Total Assets	$61,965	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,443	$2,305
Accrued liabilities	8,980	8,568
Debt – short term	3,750	4,986
Deferred revenue	2,190	2,011
Total current liabilities	17,363	17,870
Long-term liabilities:
Debt – long term	6,875	7,813
Other long term liabilities	9,242	9,603
Total long term liabilities	16,117	17,416
Liabilities of discontinued operations	76	5,938
Stockholders’ equity:
Common stock	45	45
Preferred stock	—	—
Additional paid-in capital	259,367	258,273
Accumulated other comprehensive income	451	392
Accumulated deficit	(231,454)	(232,049)
Total stockholders’ equity	28,409	26,661
Total Liabilities and Stockholders’ Equity	$61,965	$67,885

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
Revenue:
Royalties	$9,750	$11,632
License and contract revenue	5,230	7,949
Total revenue	14,980	19,581
Operating Expenses:
Cost of sales	146	166
Research and development	5,756	5,606
Sales and marketing	3,399	2,876
General and administrative	3,129	5,197
Restructuring	—	257
Total costs and expenses	12,430	14,102
Operating income	2,550	5,479
Other expense, net	(151)	(460)
Income before income taxes	2,399	5,019
Provision for income taxes	1,804	54
Net income from continuing operations	595	4,965
Loss from discontinued operations, net of tax	—	(11,933)
Net income (loss)	$595	$(6,968)
Net income per share, basic – continuing operations	$0.01	$0.11
Net loss, basic – discontinued operations	$—	$(0.27)
Net income (loss) per share, basic	$0.01	$(0.16)
Net income per share, diluted – continuing operations	$0.01	$0.11
Net loss per share, diluted – discontinued operations	$—	$(0.27)
Net income (loss) per share, diluted	$0.01	$(0.16)
Common shares outstanding, basic	45,075	44,334
Common shares outstanding, diluted	45,817	44,952

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2009	2008
Operating activities:
Net income	$595	$4,965
Adjustments to reconcile net income to cash provided by operations:
Depreciation	440	607
Stock-based compensation	933	1,025
Amortization of intangible assets	28	28
Other non-cash charges	14	29
Changes in operating assets and liabilities:
Accounts receivable, net	(1,215)	(2,031)
Prepaid expenses and other current assets	585	(435)
Other assets	867	(408)
Accounts payable	365	218
Accrued liabilities	560	1,063
Deferred revenue	339	472
Long-term liabilities	(521)	(771)
Net cash provided by operating activities – continuing operations	2,990	4,762
Net cash used in operating activities – discontinued operations	(1,382)	(1,575)
Net cash provided by operating activities	1,608	3,187
Investing activities:
Capital expenditures	(579)	(448)
Net cash used in investing activities	(579)	(448)
Financing activities:
Net proceeds from issuance of common stock	113	138
Proceeds from debt, net	—	16,236
Repayments of debt	(2,173)	(16,625)
Repayments of capital lease obligations	—	(108)
Net cash used in financing activities	(2,060)	(359)
Effect of exchange rates on cash	19	(144)
Net increase (decrease) in cash and cash equivalents	(1,012)	2,236
Cash and cash equivalents, beginning of period	44,507	13,938
Cash and cash equivalents, end of period	43,495	16,174
Less cash and cash equivalents, discontinued operations	—	1,653
Cash and cash equivalents, continuing operations	$43,495	$14,521
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$4,509	$9,175

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

On May 7, 2009, we completed the sale of our Analog Business Group (ABG) to an unrelated third party for $22 million in cash.  In connection with this divestiture, we have classified the financial statements of the ABG as discontinued operations. The ABG was initially formed through MIPS' acquisition of Chipidea Microelectronica S.A. in August 2007.

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2009 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2009, included in our 2009 Annual Report on Form 10-K.

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

    Discontinued operations. In fiscal 2009, we completed the sale of our ABG and therefore it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Statements of Operations, Balance Sheets and Statements of Cash Flows, respectively, for all periods presented.

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.

Reclassifications.  Certain reclassifications have been made in our fiscal 2009 consolidated financial statements to conform to current year’s presentation of financial information.

Subsequent Events.  We evaluate events or transactions that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure in the financial statements.  We have evaluated all subsequent events through November 6, 2009 the date the financial statements were issued.

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2009	2008
Numerator:
Net income from continuing operations	$595	$4,965
Net loss from discontinued operations	$—	$(11,933)
Net income (loss)	$595	$(6,968)
Denominator:
Weighted-average shares of common stock outstanding	45,075	44,334
Effect of dilutive securities-employee stock options and shares subject to repurchase	742	618
Shares used in computing diluted net income (loss) per share	45,817	44,952
Net income per share, basic - from continuing operations	$0.01	$0.11
Net loss per share, basic - from discontinued operations	$—	$(0.27)
Net income (loss) per share, basic	$0.01	$(0.16)
Net income per share, diluted - from continuing operations	$0.01	$0.11
Net loss per share, diluted - from discontinued operations	$—	$(0.27)
Net income (loss) per share, diluted	$0.01	$(0.16)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive (A)	9,426	12,017

(A)
For the three months ended September 30, 2009, we excluded 9.4 million shares underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying  these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

    For the three months ended September 30, 2008, potentially dilutive securities were excluded from net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily comprises adjustments from foreign currency adjustments.   Total comprehensive income for the first quarter of fiscal 2010 was $0.7 million and total comprehensive loss for the comparable period in the prior year was $10.2 million.

Note 4.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in the first quarter of fiscal 2009 and 2010.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	September 30, 2009	June 30, 2009
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(743)	(715)
Net Carrying Value	$357	$385

Our intangible assets are being amortized over their useful lives of 10 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2010	$82
2011	110
2012	110
2013	55
Total	$357

Note 5.  Discontinued Operations

In connection with our divestiture of ABG, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchaser against certain breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the quarters ended September 30 (in thousands):

	2009	2008
Revenue	$—	$6,637
Expenses	—	(14,129)
Restructuring expense	—	(4,674)
Loss from discontinued operations, before tax	—	(12,166)
Tax benefit of discontinued operations	—	(233)
Loss from discontinued operations, net of tax	$—	$(11,933)

The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	76	1,496
Total liabilities of discontinued operations	$76	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founder’s of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statement of Cash Flows in the first quarter of fiscal 2010.

Note 6.  Debt

	September 30, 2009	June 30, 2009
Credit agreement	$10,625	$11,563
Bank lines of credit	—	1,236
Total Debt	10,625	12,799
Less current portion	(3,750)	(4,986)
Long term debt, net of current portion	$6,875	$7,813

    Term Loan and Revolving Credit Agreement.   As of September 30, 2009, we had an outstanding loan balance of $10.6 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  Remaining payments under the term loan are due monthly at the rate of $0.3 million through July 2012.  In addition to making payments on the term loan in the quarter ended September 30, 2009, we also repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  As of  September 30, 2009, we were in compliance with the debt covenants.  At the Company’s election, borrowings under the facility bear interest at SVB’s prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at SVB’s prime plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at September 30, 2009 was 4.0%.

 Note 7.  Restructuring

 There was no restructuring activity in the first quarter of fiscal 2010.

 In the first quarter of fiscal 2009 restructuring expense of $0.3 million was primarily driven by reductions in our sales force.  All of our restructuring expense in the first quarter of fiscal 2009 related to severance and benefit costs and all terminations were completed by December 31, 2008.

Note 8.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months Ended September 30,
	2009	2008
Interest income	$61	$26
Interest expense	(135)	(248)
Other	(77)	(238)
Total interest and other expense, net	$(151)	$(460)

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	September 30, 2009	June 30, 2009
Equipment	$9,683	$9,679
Furniture and fixtures	2,104	2,104
Leasehold improvements	576	530
	12,363	12,313
Accumulated depreciation and amortization	(9,994)	(9,705)
Equipment, furniture and property, net	$2,369	$2,608

Note 10.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	September 30, 2009	June 30, 2009
Investments in other companies	420	417
Long-term engineering design software licenses	8,065	9,045
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,727	1,549
Other	274	303
	$10,486	$11,314

Note 11.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2009	June 30, 2009
Accrued compensation and employee-related expenses	$2,745	$2,991
Income taxes payable	1,183	—
Engineering design software licenses	3,131	3,131
Other accrued liabilities	1,921	2,446
	$8,980	$8,568

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2009	June 30, 2009
Deferred compensation	$1,894	$1,655
Long-term income tax liability	1,307	1,307
Long-term obligations related to engineering design software licenses	3,670	4,587
Long-term deferred revenue	2,181	2,021
Other	190	33
	$9,242	$9,603

Note 12.  Commitments and Contingencies

Purchase Commitments with Suppliers

Commitments for purchases of products or services to be received in future periods totaled $2.3 million at September 30, 2009, all of which relate to fiscal 2010.  These commitments are exclusive of engineering design software license contracts of $6.8 million that are reflected in the Company’s accrued liabilities and other long term liabilities (see Note 11).

At September 30, 2009, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2010	$690
2011	1,119
2012	902
2013	732
2014	711
Thereafter	1,414
Total	$5,568

Litigation

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Note 13.  Stock-Based Compensation

    The following table shows total stock-based employee compensation expense included in the condensed consolidated statement of operations for the three month periods ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,
	2009	2008
Costs and expenses:
Research and development	$393	$202
Sales and marketing	236	433
General and administrative	304	526
Total stock-based compensation expense	$933	$1,161

    Stock based compensation included in discontinued operations was $0.1 million for the first quarter of fiscal 2009.  There was no stock based compensation from discontinued operations in the first quarter of fiscal 2010.   In the three months ended September 30, 2009, we issued 67,771 shares of common stock under employee stock option exercises.

Note 14.  Income Taxes

    The amounts related to discontinued operations have been excluded from prior periods as discontinued operations are separately classified for fiscal 2009 periods.

    We recorded an income tax expense of $1.8 million for the three-month period ended September 30, 2009 and an income tax expense of $0.1 million for the comparable period in fiscal 2009. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

    Our estimated annual income tax for fiscal 2010 primarily consists of US state, foreign income taxes, and withholding taxes. US federal income tax has been offset by tax loss carry forwards and foreign tax credits. Included in the current period income tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which US foreign tax credit is available. However, our US foreign tax credit is subject to a valuation allowance as consistent with the other U.S. deferred tax assets. Our estimated annual income tax for fiscal 2009 primarily consists of foreign income tax and withholding tax, offset by releases of unrecognized tax benefits that are no longer applicable. The tax expense recognized for the quarter ended September 30, 2009 is higher than that of the same period of fiscal 2009 due to California’s temporary limitation on use of tax losses and credits, higher withholding taxes in some of our customers’ jurisdictions, and withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries.

    There were no material changes to our FIN48 reserves in our quarter ended September 30, 2009. The total amount of gross unrecognized tax benefits as of September 30, 2009 and June 30, 2009 was approximately $3.8 million. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of September 30, 2009 and June 30, 2009 was approximately $0.3 million. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million as of September 30, 2009 and June 30, 2009.

    Although we file tax returns in several overseas tax jurisdictions, our major tax jurisdiction is the United States where we file U.S. federal and state returns. Our fiscal 2006 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes. The Company has determined that it is reasonably possible that the total amount of uncertain tax benefits relating to certain foreign tax liabilities will change in the next 12 months due to various statute of limitations expiring. The amount of unrecognized tax benefits that could change is approximately $0.2 million.

Note 15.  Recent Accounting Pronouncements

    In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The Company adopted ASU 2009-01 during the three months ended September 30, 2009 and its adoption did not have any impact on the Company’s consolidated financial statements.

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

Overview

    Revenue for the first quarter of fiscal 2010 was $15.0 million, representing a 19% increase compared to the fourth quarter of fiscal 2009 and a 23% decrease compared to the first quarter of fiscal 2009.  The increase in revenue in our first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 reflects the recovery of the semiconductor market in general.

    Royalty revenue in the first quarter of fiscal 2010 was $9.8 million, a 27% increase compared to the fourth quarter of fiscal 2009 and a decrease of 16% compared to the first quarter of fiscal 2009.  Total royalty units shipped in the first quarter of fiscal 2010 were 106 million, a 30% increase compared to our fourth quarter of fiscal 2009 and a 5% decrease from our first quarter of fiscal 2009.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our first quarter of fiscal 2010 represented our customer shipments from the quarter ended June 30, 2009.

    License and contract revenue in the first quarter of fiscal 2010 was $5.2 million, a 6% increase compared to the fourth quarter of fiscal 2009 and a 34% decrease compared to the first quarter of fiscal 2009.  We completed six new license agreements in the first quarter of fiscal 2010.

    Our operating income for the first quarter of fiscal 2010 was $2.5 million compared to $0.2 million in our fourth quarter of fiscal 2009 and $5.5 million in our first quarter of fiscal 2009.  The improvement in operating performance for our first quarter of fiscal 2010 compared to the fourth quarter of fiscal 2009 was primarily due to the increase in royalty revenue we generated in our first quarter of fiscal 2010.

We recorded a tax provision of $1.8 million in the quarter ended September 30, 2009 primarily driven by foreign withholding taxes and our decision to change the legal structure of our foreign operations that will result in the repatriation of undistributed earnings.  As a result of this change in legal structure, we accrued $1.0 million in withholding taxes in our first quarter of fiscal 2010.

Our cash and cash equivalents as of September 30, 2009 were $43.5 million compared to $44.5 million at June 30, 2009.  The decrease in cash and cash equivalents was primarily due to payments to reduce our debt of $2.2 million and certain administrative and severance payments of approximately $1.4 million relating to our discontinued operations.  These negative cash outflows were offset by positive cash flow from operations of approximately $3.0 million.

Discontinued Operations

On May 7, 2009, we entered into a simultaneous sale and close agreement with an unrelated third party to sell our ABG for $22 million in cash.  As a result of the sale, the assets and liabilities related to ABG are presented as assets and liabilities of discontinued operations, respectively, and the results of ABG’s operations are classified as discontinued operations on our statements of operations for all periods presented.

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

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the quarters ended September 30 (in thousands):

	2009	2008
Revenue	$—	$6,637
Expenses	—	(14,129)
Restructuring expense	—	(4,674)
Loss from discontinued operations, before tax	—	(12,166)
Tax benefit of discontinued operations	—	(233)
Loss from discontinued operations, net of tax	$—	$(11,933)

    The summarized balance sheet of discontinued operations consisted of the following (in thousands):

	September 30, 2009	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	76	1,496
Total liabilities of discontinued operations	$76	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founder’s of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statement of Cash Flows in the first quarter of fiscal 2010.

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

Our revenue in the three-month periods ended September 30, 2009 and September 30, 2008 was as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2009	2008	Change in Percent
Revenue
Royalties	$9,750	$11,632	-16%
Percentage of Total Revenue	65%	59%
License and contract revenue	5,230	7,949	-34%
Percentage of Total Revenue	35%	41%
Total Revenue	$14,980	$19,581

Royalties.  The decrease in royalty revenue is due to a decrease in unit volumes shipped by our royalty paying licensees as well as a decrease in the average selling price of royalty units.  The average selling price decreased primarily due to certain customers having lower volume based per unit pricing terms in the first quarter of 2010 as compared to the first quarter of 2009 based on volume or time based discounts as per the terms of their contracts.

License and Contract Revenue.  The decrease of 34% in contract revenue compared to the prior year is due to the global economic slowdown and a decrease in our average selling price of licenses.  There were 6 new license agreements executed in the first quarter of fiscal 2010 compared to 8 in the first quarter of fiscal 2009.  We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was $2.2 million in first quarter of fiscal 2010 as compared with $4.4 million in first quarter of fiscal 2009.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2009	2008	Change in Percent
	(in thousands, except for percentages)
Cost and Expenses
Cost of Sales	$146	$166	-12%
Research and Development	$5,756	$5,606	3%
Sales and Marketing	$3,399	$2,876	18%
General and Administrative	$3,129	$5,197	-40%
Restructuring	$—	$257	-100%

Cost of Sales.  Cost of sales includes costs associated with acquired third party software used in our products.

Our cost of sales expense in the first quarter of fiscal 2010 was relatively flat compared to the comparable period in fiscal 2009.

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

The $0.1 million increase in research and development expense for first quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $0.2 million increase in supplies and maintenance expense with more utilization of computer aided design tools and a $0.2 million increase in stock compensation expense.  These increases in expense were partially offset by lower depreciation expense with more equipment fully depreciated and lower facilities expense as a result of our headquarter office relocation.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

    The $0.5 million increase in sales and marketing expense for first quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to $1.6 million increase in expenses reflecting higher salaries and our increased effort in sales and marketing of our products.  This increase was partially offset by $0.8 million of employee compensation expenses due to decreased staffing levels and $0.2 million decrease in stock compensation expense.

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

The $2.1 million decrease in general and administrative expense for the first quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $1.0 million decrease in outside service expenses, including legal and audit fees, a $0.4 million decrease in salary, bonus, and benefit expenses due to decreased staffing levels, a $0.2 million decrease in consulting expense, a $0.2 million decrease in stock compensation expense and a $0.2 million decrease in depreciation and facilities expenses.

Restructuring.    In the first quarter of fiscal 2009 restructuring expenses of $0.3 million were related to the restructuring plan announced in August 2008. There was no restructuring activity in the first quarter of fiscal 2010.

Other Income (Expense), Net. Other Expense, net decreased by $0.3 million for first quarter of fiscal 2010 over the comparable period in fiscal 2009 due to $0.1 million of decreased interest expense as our outstanding debt balances have decreased and a $0.2 million decrease in foreign exchange remeasurement loss due to less international activity and related expenses.

    Income Taxes.    We recorded an income tax expense of $1.8 million for the three months ended September 30, 2009 and an income tax expense of $0.1 million for the comparable period in fiscal 2009. We continue to recognize a valuation allowance against our net U.S. deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be recognized.

    Our estimated annual income tax for fiscal 2010 primarily consists of US state and foreign income taxes, and withholding taxes. US federal income tax has been offset by tax loss carry forwards and foreign tax credits. Included in the current period income tax expense is $1.0 million of withholding tax pending the repatriation of undistributed earnings from one of our foreign subsidiaries, for which a US foreign tax credit is available. However, our US foreign tax credit is subject to a valuation allowance as consistent with the other U.S. deferred tax assets. Our estimated annual income tax for fiscal 2009 primarily consists of foreign income tax and withholding tax, offset by releases of unrecognized tax benefits that are no longer applicable. The tax expense recognized for the quarter ended September 30, 2009 is higher than that of the comparable period of fiscal 2009 due to California’s temporary limitation on use of tax losses and credits, higher withholding taxes in some of our customers’ jurisdictions, and withholding tax upon the pending repatriation of undistributed earnings from one of our foreign subsidiaries.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $43.5 million, a decrease of approximately $1.0 million from June 30, 2009.

At September 30, 2009, we had an outstanding debt balance of $10.6 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  Remaining monthly payments under the term loan of $0.3 million are due through July 2012.  In addition to making payments on the term loan in the quarter ended September 30, 2009, we also repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.

Operating Activities

Net cash provided by operating activities was $1.6 million for the quarter ended September 30, 2009.  The cash generated from operating activities included $3.0 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $0.9 million from stock compensation expense and $0.5 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $1.4 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $0.9 million increase in accounts payable and accrued liabilities, primarily reflecting a $1.0 million withholding tax accrual in connection with change in our foreign legal structure.  Those generators of cash were partially offset by an increase in accounts receivable of $1.2 million, reflecting the timing of license sales and customer payments. The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

    Net cash provided by operating activities was $3.2 million for the three month period ended September 30, 2008.  The cash generated from operating activities included $4.8 million from continuing operations, partially offset by cash used by discontinued operations of $1.6 million.  The cash generated from continuing operations was primarily due to our net income from continuing operations.  Our net income from continuing operations included the effects of non-cash charges of $1.0 million from stock compensation expense and $0.6 million in depreciation and amortization. Cash used by discontinued operations of $1.6 million was a result of a net loss offset by non-cash activities and changes in asset and liability balances.

Investing Activities

 Net cash used in investing activities was $0.6 million for the three month period ended September 30, 2009 as a result of capital expenditures in the quarter.

 Net cash used in investing activities was $0.4 million for the three month period ended September 30, 2008 as a result of capital expenditures in the quarter.

Financing Activities

 Net cash used in financing activities was $2.1 million for the three months ended September 30, 2009.  Net cash used of $2.2 million related to the principal payments of our debt. In addition, we received $0.1 million from the issuance of common stock options exercises.

    Net cash used in financing activities was $0.4 million for the three months ended September 30, 2008. As we entered into a new credit facility and borrowed amounts primarily to pay off existing debt in July 2008, our net cash used in debt financing activities was $0.4 million, which primarily related to monthly principal payments for our new debt in the first quarter of fiscal 2009.

Liquidity

 Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•	the timing and payment of taxes in connection with changing our legal structure of our foreign operations.

•
from time to time we have certain significant payments to suppliers including engineering design software vendors required under long term purchase agreements. These payments vary and can be up to $1.0 million per quarter.

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

We believe that we have sufficient cash and borrowing capabilities to meet our projected operating and capital requirements for the foreseeable future and at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, any expansion of sales and marketing activities and potential future acquisitions.

Our contractual obligations as of September 30, 2009 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,568	$690	$2,021	$1,443	$1, 414
Purchase obligations (2)	9,061	5,391	3,670	—	—
Short Term Debt (3)	4,156	4,156	—	—	—
Long Term Debt (4)	7,175	—	7,175	—	—
Other long-term liabilities and obligations (5)	1,894	—	1,894	—	—
Total	$27,854	$10,237	$14,760	$1,443	$1,414

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale.

(2)
Our purchase obligations of $9.1 million at September 30, 2009 are relatively flat with our purchase obligations as of June 30, 2009.  Of the total, $6.8 million of the obligations relate to engineering design software license contracts that are reflected in the Company’s accrued liabilities and other long term liabilities. The remaining $2.3 million relates to outstanding purchase order obligations which will all be received within one year.

(3)	Short term debt includes $4.2 million of principal and interest due under our SVB term loan.

(4)	Long term debt includes $7.2 million of principal and interest due under the SVB term loan.

(5)	Long-term liabilities and obligations include: $1.9 million due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes estimated liabilities for uncertainty in income taxes, aggregating $1.3 million as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2009 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We believe there have been no significant changes to the discussion of quantitative and qualitative disclosures about market risk in our 2009 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

    Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in control over financial reporting

    There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Since a substantial portion of our revenue is derived from a few significant customers, the loss of a key customer or any significant delay in our customers’ product development plans could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers, or to attract new significant customers, our future operating results could be adversely affected.  We have derived a substantial portion of our past revenue from sales and royalties to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

Sales to our five largest customers represented 44% and 40% of our net revenue in the quarters ended September 30, 2009 and 2008, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2010 and for the foreseeable future. The identities of some our largest customers and their respective contributions to our net revenue have varied and will probably continue to vary.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

•	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;
•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products; and
•	some of our customers face intense competition from other manufacturers that do not use our products.

The loss of a key customer, a reduction in royalty units used by any key customer, a significant delay in our customers’ product development plans or our inability to attract new significant customers could adversely impact our revenue and our results of operations.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 42% in fiscal 2007, decreased by 23% in fiscal 2008 and decreased by 8% in fiscal 2009. In addition, our contract revenue decreased by 34% in the first quarter of fiscal 2010 as compared to the same period of fiscal 2009.  We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 49% in fiscal 2007, 54% in fiscal 2008 and 32% in fiscal 2009 of the total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $2.2 million in the first quarter of fiscal 2010 as compared with $4.4 million in the first quarter of fiscal 2009. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our first quarters of fiscal 2010 and 2009, 56% and 40% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we also have sales and operations in China and Switzerland as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

We intend to continue our international business activities. International operations are subject to many inherent risks, including but not limited to:

•	changes in tax laws, trade protection measures and import or export licensing requirements;
•	potential difficulties in protecting our intellectual property rights;
•	fluctuations in foreign currency rates;
•	restrictions, or taxes, on transfers of funds between entities or facilities in different countries;
•	changes in a given country’s political or economic conditions;
•	burdens of complying with a variety of foreign laws;
•	difficulties in staffing and managing international operations; and
•	difficulties in collecting receivables from foreign entities or delayed revenue recognition.

Any of the factors described above may have a material adverse effect on our ability to increase or maintain our foreign sales. Economic conditions in our primary overseas markets, particularly in Asia, may negatively impact the demand for our products abroad. All of our international sales to date have been denominated in U.S. dollars. Accordingly, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets or require us to assume the risk of denominating certain sales in foreign currencies. These factors could impact our business to a greater degree if we further expand our international business activities.

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

If we do not succeed on key platforms including Android, our ability to compete and grow may be negatively impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of key platforms such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, if we fail to achieve a significant number of design wins with respect to new platforms like Android, our medium to longer term revenue growth may be adversely impacted. Additionally, even if we are successful in creating Android or other key capable technologies, those platforms may not be widely adopted in the industry which may also limit our growth opportunities.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2009). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations.

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or the interpretation of tax laws or regulations. We operate in countries other than the United States and occasionally face inquiries and examinations regarding tax matters in these countries. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition. In addition, we are subject to certain withholding taxes relating to the repatriation of undistributed earnings from one of our foreign subsidiaries.  Any changes in international laws or tax rulings could have an adverse impact on our operating results and financial condition.

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

We may be subject to claims and liabilities in connection with the sale of our discontinued business.  In connection with our sale of our Analog Business Group to an unrelated third party in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify the purchaser against certain breaches of representations and warranties and other liabilities.  To date, we have not incurred any losses in respect of claims asserted by the purchaser in connection with this transaction.  Our potential liability to the purchaser is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  However, there can be no assurance that we will not incur future liabilities to the purchaser in connection with this transaction or that the amount of such liabilities will not be material.

We cannot be assured that our recent restructurings will sufficiently reduce our expenses relative to future revenue and may have to implement additional restructuring plans in order to reduce our operating costs.    We have implemented restructuring plans in the past to reduce our operating costs.    If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

 We have significant debt which could restrict our ability to operate our business.    We have a term loan and revolving credit facility with Silicon Valley Bank.  These loans are secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business and may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  We will be required to make interest payments for so long as this debt is outstanding. This incurrence of long term debt could adversely affect our operating results and financial condition.  In addition, we may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Form of Stock Unit Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 18, 2009).

10.2
Amendment No. 3 to Loan and Security Agreement, dated September 21, 2009, between MIPS Technologies, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2009).

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

MIPS Technologies, Inc., a Delaware corporation

November 6, 2009	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)