Form 10-Q
period 2009-12-31
MIPS TECHNOLOGIES INC
filed 2010-02-08
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

As of January 31, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 45,553,337.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,250	$44,507
Short-term investments	15,745	—
Accounts receivable, net	1,923	2,461
Short term restricted cash	—	264
Prepaid expenses and other current assets	1,093	1,302
Total current assets	51,011	48,534
Equipment, furniture and property, net	2,206	2,608
Intangible assets, net	330	385
Goodwill	565	565
Other assets	9,469	11,314
Assets of discontinued operations	—	4,479
Total Assets	$63,581	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,552	$2,305
Accrued liabilities	8,410	8,568
Debt – short-term	3,750	4,986
Deferred revenue	1,898	2,011
Total current liabilities	15,610	17,870
Long-term liabilities:
Debt – long-term	5,938	7,813
Other long-term liabilities	8,169	9,603
Total long-term liabilities	14,107	17,416
Liabilities of discontinued operations	47	5,938
Stockholders’ equity:
Common stock	45	45
Preferred stock	—	—
Additional paid-in-capital	261,482	258,273
Accumulated other comprehensive income	467	392
Accumulated deficit	(228,177)	(232,049)
Total stockholders’ equity	33,817	26,661
Total Liabilities and Stockholders’ Equity	$63,581	$67,885

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenue:
Royalties	$11,394	$12,553	$21,144	$24,185
License and contract revenue	3,796	7,782	9,026	15,731
Total revenue	15,190	20,335	30,170	39,916
Operating Expenses:
Cost of sales	88	290	234	456
Research and development	5,842	5,040	11,598	10,646
Sales and marketing	3,552	2,473	6,951	5,349
General and administrative	3,582	3,068	6,711	8,265
Restructuring	—	13	—	270
Total operating expenses	13,064	10,884	25,494	24,986
Operating income	2,126	9,451	4,676	14,930
Other income (expense), net	488	(1)	337	(461)
Income before income taxes	2,614	9,450	5,013	14,469
Provision (benefit) for income taxes	(663)	9,399	1,141	9,453
Net income from continuing operations	3,277	51	3,872	5,016)
Income (loss) from discontinued operations, net of tax	—	4,926	—	(7,007)
Net income (loss)	$3,277	$4,977	$3,872	$(1,991)
Net income per share, basic – continuing operations	$0.07	$0.00	$0.09	$0.11
Net income (loss), basic – discontinued operations	$—	$0.11	$—	$(0.15)
Net income (loss) per share, basic	0.07	$0.11	0.09	(0.04)
Net income per share, diluted – continuing operations	$0.07	$0.00	$0.08	$0.11
Net income (loss) per share, diluted – discontinued operations	$—	$0.11	$—	$(0.15)
Net income (loss) per share, diluted	$0.07	$0.11	$0.08	$(0.04)
Common shares outstanding, basic	45,387	44,586	45,231	44,460
Common shares outstanding, diluted	46,209	44,588	46,013	44,770

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2009	2008
Operating activities:
Net income – continuing operations	$3,872	$5,014
Adjustments to reconcile net income to cash provided by operations:
Depreciation	830	1,142
Stock-based compensation	1,895	2,180
Amortization of intangible assets	55	55
Gain on exchange of investment	(611)	—
Other non-cash charges	46	62
Changes in operating assets and liabilities:
Accounts receivable, net	538	711
Prepaid expenses and other current assets	600	(155)
Other assets	1,870	82
Accounts payable	(503)	(494)
Accrued liabilities	43	415
Deferred revenue	(43)	406
Long-term liabilities	(1,505)	2,252
Net cash provided by operating activities – continuing operations	7,087	11,670
Net cash used in operating activities – discontinued operations	(1,412)	(3,760)
Net cash provided by operating activities	5,675	7,910
Investing activities:
Purchases of marketable securities	(15,194)	—
Capital expenditures	(880)	(665)
Net cash used in investing activities	(16,074)	(665)
Financing activities:
Net proceeds from issuance of common stock	1,247	825
Proceeds from debt, net	—	16,236
Repayments of debt	(3,111)	(18,231)
Repayments of capital lease obligations	—	(296)
Net cash used in financing activities	(1,864)	(1,466)
Effect of exchange rates on cash	6	786
Net increase (decrease) in cash and cash equivalents	(12,257)	6,565
Cash and cash equivalents, beginning of period	44,507	13,938
Cash and cash equivalents, end of period	32,250	20,503
Less cash and cash equivalents, discontinued operations	—	1,690
Cash and cash equivalents, continuing operations	$32,250	$18,813
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$4,509	$9,175

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

On May 7, 2009, we completed the sale of our Analog Business Group (ABG) to an unrelated third party for $22 million in cash.  In connection with this divestiture, we have classified the financial statements of the ABG as discontinued operations. The ABG was initially formed through MIPS' acquisition of Chipidea Microelectronica S.A. (Chipidea) in August 2007.

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

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at December 31, 2009.

    We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4).  In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of equity securities in accordance with the latest guidance issued by the FASB.  We did not record any other-than-temporary impairment for marketable debt or equity securities in the first six months of fiscal 2010.

    Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses, if any, are recorded on the specific identification method and are included in interest and other income, net. We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. In evaluating whether a loss on a debt security is other-than-temporary, we consider the following factors: 1) our intent to sell the security, 2) if we intend to hold the security, whether it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date. The classification of funds as short-term is based on the securities being available for use in operations or other purposes.

   Other Investments.  Our investments in non-marketable securities of private companies (included in the other assets in the balance sheet) are accounted for by using the cost method. These equity investments are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.

Reclassifications.  Certain reclassifications have been made in our fiscal 2009 consolidated financial statements to conform to current year’s presentation of financial information.

Subsequent Events.  We evaluate events or transactions that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure in the financial statements.  We have evaluated all subsequent events through February 8, 2010 the date the financial statements were issued.

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008
Numerator:
Net income from continuing operations	$3,277	$51	$3,872	$5,016
Net income (loss) from discontinued operations	—	4,926	—	(7,007)
Net income (loss)	3,277	4,977	3,872	(1,991)
Denominator:
Weighted-average shares of common stock outstanding	45,387	44,586	45,231	44,460
Effect of dilutive securities-employee stock options and shares subject to repurchase	822	2	782	310
Shares used in computing diluted net income (loss) per share	46,209	44,588	46,013	44,770
Net income per share, basic - from continuing operations	$0.07	$0.00	$0.09	$0.11
Net income (loss) per share, basic - from discontinued operations	$—	$0.11	$—	$(0.15)
Net income (loss) per share, basic	$0.07	$0.11	$0.09	$(0.04)
Net income per share, diluted - from continuing operations	$0.07	$0.00	$0.08	$0.11
Net income (loss) per share, diluted - from discontinued operations	$—	$0.11	$—	$(0.15)
Net income (loss) per share, diluted	$0.07	$0.11	$0.08	$(0.04)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive (A)	9,230	13,313	9,328	12,665

(A)
For the three months ended December 31, 2009 and 2008, we excluded 9.2 million and 13.3 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

For the six months ended December 31, 2009, we excluded 9.3 million shares underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.  For the six months ended December 31, 2008, potentially dilutive securities were excluded from net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily comprises adjustments from foreign currency adjustments.   Total comprehensive income for the second quarter of fiscal 2010 was $3.3 million and total comprehensive income for six months of fiscal 2010 was $3.9 million compared to total comprehensive income of $4.8 million and total comprehensive loss of $5.4 million for the comparable periods in the prior year.

Note 4.  Fair Value

In October 2009, we invested in short term investments which principally consist of marketable debt and equity securities.  Our financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred.

Fair Value Hierarchy

    The measurements of fair value were established based on a fair value hierarchy that prioritizes the utilized inputs. This hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. The guidance for fair value measurements requires that assets and liabilities carried at fair value be classified and disclosed in one of the following categories:

Level 1 – Quoted (unadjusted) prices in active markets for identical assets or liabilities.

Our Level 1 assets consist of U.S. Treasury bills, marketable equity securities and money market funds.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability.

Our Level 2 assets consist of time deposits, commercial paper, corporate bonds and government agency bonds.

Level 3 - Unobservable inputs to the valuation methodology that are supported by little or no market activity and that are significant to the measurement of the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

We had no Level 3 assets as of December 31, 2009.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of December 31, 2009 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$16,330	$16,330	$—	$—
Commercial Paper	4,993	—	4,993	—
Corporate Bonds	4,903	—	4,903	—
Treasury Bills	2,990	2,990	—	—
Government Agency	1,199	—	1,199	—
Time deposits	1,000	—	1,000	—
Marketable equity securities	660	660	—	—
Total short-term investments	$15,745	$3,650	$12,095	$—

(1)	At December 31, 2009, $16.3 million of money market funds was included in cash and cash equivalents in our condensed consolidated balance sheet.

    Available-for-sale securities held by the Company as of December 31, 2009 were as follows (in thousands):

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$4,993	$—	$—	$4,993
Commercial Paper	4,903	3	(3)	4,903
Treasury Bills	2,991	—	(1)	2,990
Government Agency	1,201	—	(2)	1,199
Time deposits	1,000	—	—	1,000
Marketable Equity securities	611	49	—	660
Total short-term investments	$15,699	$52	$(6)	$15,745

All contractual maturities of the Company’s available-for-sale marketable securities at December 31, 2009 were within one year.  The Company did not sell any available-for-sale securities prior to maturity in the quarter ended December 31, 2009.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2009 and in the first six months of fiscal 2010.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	December 31, 2009	June 30, 2009
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(770)	(715)
Net Carrying Value	$330	$385

Our intangible assets are being amortized over their useful lives of 10 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2010	$55
2011	110
2012	110
2013	55
Total	$330

Note 6.  Discontinued Operations

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

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the three-months and six-months ended December 31 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$—	$6,064	$—	$12,701
Expenses	—	(10,938)	—	(25,067)
Restructuring expense	—	(536)	—	(5,210)
Loss from discontinued operations, before tax	—	(5,410)	—	(17,576)
Tax benefit of discontinued operations	—	(10,336)	—	(10,569)
Gain (loss) from discontinued operations, net of tax	$—	$4,926	$—	$(7,007)

    The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	47	1,496
Total liabilities of discontinued operations	$47	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statement of Cash Flows for the six months ended December 31, 2009.

Note 7.  Debt

	December 31, 2009	June 30, 2009
Credit agreement	$9,688	$11,563
Bank lines of credit	—	1,236
Total Debt	9,688	12,799
Less current portion	(3,750)	(4,986)
Long term debt, net of current portion	$5,938	$7,813

 Term Loan and Revolving Credit Agreement.   As of December 31, 2009, we had an outstanding loan balance of $9.7 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  Remaining payments under the term loan are due monthly at the rate of $0.3 million through July 2012.  In the first quarter of fiscal 2010, we repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of fiscal 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  As of December 31, 2009, we were in compliance with the debt covenants.  At the Company’s election, borrowings under the facility bear interest at SVB’s prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at December 31, 2009 was 4.0%.

 Note 8.  Restructuring

There was no restructuring activity in the three or six month periods ended December 31, 2009.

Our restructuring expense of $13,000 for the second quarter of fiscal 2009 and $0.3 million for the six months ended December 31, 2008 related to severance and benefit costs primarily resulting from reductions in our sales personnel.  All terminations were completed by December 31, 2008.  Accordingly, we had no restructuring liability as of December 31, 2008.

Note 9.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Interest income	$62	$80	$123	$106
Interest expense	(115)	(161)	(241)	(377)
Gain (loss) on investment	611	—	611	—
Other	(70)	80	(156)	(190)
Total other income (expense), net	$488	$(1)	$337	$(461)

Note 10.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	December 31, 2009	June 30, 2009
Equipment	$9,505	$9,679
Furniture and fixtures	2,111	2,104
Leasehold improvements	599	530
	12,215	12,313
Accumulated depreciation and amortization	(10,009)	(9,705)
Equipment, furniture and property, net	$2,206	$2,608

Note 11.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	December 31, 2009	June 30, 2009
Investments in other companies	$409	$417
Long-term engineering design software licenses	6,938	9,045
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,781	1,549
Other	341	303
Total other assets	$9,469	$11,314

Note 12.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2009	June 30, 2009
Accrued compensation and employee-related expenses	$3,145	$2,991
Income taxes payable	818	—
Obligations related to engineering design software licenses	2,852	3,131
Other accrued liabilities	1,595	2,446
Total accrued liabilities	$8,410	$8,568

The components of other long-term liabilities are as follows (in thousands):

	December 31, 2009	June 30, 2009
Deferred compensation	$1,924	$1,655
Long-term income tax liability	1,053	1,307
Long-term obligations related to engineering design software licenses	2,752	4,587
Long-term deferred revenue	2,092	2,021
Other	348	33
Total long-term liabilities	$8,169	$9,603

Note 13.  Commitments and Contingencies

Purchase Commitments with Suppliers.  Commitments for purchases of products or services to be received in future periods totaled $2.1 million at December 31, 2009, all of which are due by December 31, 2010.  These commitments are exclusive of engineering design software license contracts of $5.6 million that are reflected in the Company’s accrued liabilities and other long term liabilities (see Note 12).

Operating Lease Commitments.  At December 31, 2009, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2010	$424
2011	1,115
2012	903
2013	732
2014	711
Thereafter	1,414
Total	$5,299

Litigation.  From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringed intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our patent or other rights or the patent or other rights of others can always be avoided or successfully concluded.

Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

Note 14.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three and six month periods ended December 31, 2009 and 2008 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Operating expenses:
Research and development	$341	$463	$734	$665
Sales and Marketing	222	240	458	538
General and administrative	400	451	703	977
Total stock-based compensation expense	$963	$1,154	$1,895	$2,180

    Stock based compensation included in discontinued operations was $0.2 million and $0.3 million for the three months and six months ended December 31, 2008, respectively.  There was no stock based compensation from discontinued operations in the three or six months ended December 31, 2009.   In the three months and six months ended December 31, 2009, we issued 402,730 and 470,501 shares of common stock from employee stock option exercises, respectively.

Note 15.  Income Taxes

 The amounts related to discontinued operations have been excluded from prior periods as discontinued operations are separately classified for fiscal 2009 periods.

 We recorded an income tax benefit of $0.7 million and an income tax expense of $1.1 million for the three-month and six-month periods ended December 31, 2009, respectively. We recorded an income tax expense of $9.4 million and $9.5 million for the comparable periods ended December 31, 2008. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

 Our estimated annual income tax for fiscal 2010 primarily consists of U.S. state, foreign, and withholding taxes, offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. Included in the current year tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance. The tax expense recognized for the quarter ended December 31, 2009 is lower than that of the same period ended December 31, 2008 primarily due to tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits.

    There were no material changes to our estimated liabilities for uncertainty in income taxes reserves in our quarter ended December 31, 2009. The total amount of gross unrecognized tax benefits was approximately $3.6 million and $3.8 million as of December 31, 2009 and June 30, 2009, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of December 31, 2009 and June 30, 2009 was approximately $0.3 million. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million and $0.6 million as of December 31, 2009 and June 30, 2009, respectively.

 Although we file tax returns in several overseas tax jurisdictions, our major tax jurisdiction is the United States where we file US federal and state returns. Our fiscal 2006 and subsequent tax years remain subject to examination by the IRS for US federal tax purposes. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 16.  Recent Accounting Pronouncements

 In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

Overview

 Revenue for the second quarter of fiscal 2010 was $15.2 million, representing a 1% increase compared to the first quarter of fiscal 2010 and a 25% decrease compared to the second quarter of fiscal 2009.

 Royalty revenue in the second quarter of fiscal 2010 was $11.4 million, a 17% increase compared to the first quarter of fiscal 2010 and a decrease of 9% compared to the second quarter of fiscal 2009.  Total royalty units shipped in the second quarter of fiscal 2010 was 126 million, an 18% increase compared to our first quarter of fiscal 2010 and a 1% decrease from our second quarter of fiscal 2009.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our second quarter of fiscal 2010 represented our customer shipments from the quarter ended September 30, 2009.

 License and contract revenue in the second quarter of fiscal 2010 was $3.8 million, a 27% decrease compared to the first quarter of fiscal 2010 and a 51% decrease compared to the second quarter of fiscal 2009.  We completed nine new license agreements in the second quarter of fiscal 2010.

 Our operating income for the second quarter of fiscal 2010 was $2.1 million compared to $2.5 million in our first quarter of fiscal 2010 and $4.7 million in our second quarter of fiscal 2009.  The decrease in operating performance for our second quarter of fiscal 2010 compared to the first quarter of fiscal 2010 was primarily due to increased spending relating to our Chief Executive Officer search and severance costs.

We recorded a tax benefit of $0.7 million in the quarter ended December 31, 2009 primarily driven by foreign withholding tax refunds and utilization of federal net operating loss (NOL) carrybacks.

Our cash and cash equivalents and short term investments as of December 31, 2009 were $48.0 million compared to $43.5 million at September 30, 2009.  The increase in cash and cash equivalents and short term investments was primarily a result of cash provided from operations.  In the quarter ended December 31, 2009, we continued to pay off our term loan, reducing the principal balance by $0.9 to $9.7 million.

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

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the three-month and six-month periods ended December 31 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
Revenue	$—	$6,064	$—	$12,701
Expenses	—	(10,938)	—	(25,067)
Restructuring expense	—	(536)	—	(5,210)
Loss from discontinued operations, before tax	—	(5,410)	—	(17,576)
Tax benefit of discontinued operations	—	(10,336)	—	(10,569)
Gain (loss) from discontinued operations, net of tax	$—	$4,926	$—	$(7,007)

The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	December 31, 2009	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	47	1,496
Total liabilities of discontinued operations	$47	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statements of Cash Flows for the six months ended December 31, 2009.

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

Our revenue in the three-month and six-month periods ended December 31, 2009 and December 31, 2008 was as follows (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2009	2008	Change in Percent	2009	2008	Change in Percent
Revenue
Royalties	$11,394	$12,553	-9%	21,144	$24,185	-13%
Percentage of Total Revenue	75%	62%		70%	61%
License and Contract Revenue	$3,796	$7,782	-51%	9,026	$15,731	-43%
Percentage of Total Revenue	25%	38%		30%	39%
Total Revenue	$15,190	$20,335	-25%	$30,170	$39,916	-24%

Royalties.  The decrease in royalty revenue in the second quarter of fiscal 2010 from the comparable period in fiscal 2009 is primarily due to a decrease in the average selling price of royalty units.  The average selling price decreased primarily due to certain customers having lower volume based per unit pricing terms in the second quarter of 2010 as compared to the second quarter of 2009 based on volume or time based discounts as per the terms of their contracts.

Royalties in the first six months of fiscal 2010 were down 13% from the comparable period in fiscal 2009.  The decrease is primarily due to a decrease in the average selling price of royalty units.

License and Contract Revenue.  The decrease of 51% in license and contract revenue in the second quarter of fiscal 2010 from the comparable period in fiscal 2009 was due in part to some customers delaying orders as well as continued consolidation in the semiconductor sector in North America and Europe coupled with lower venture capital infusions in these regions.  There were 9 new license agreements executed in the second quarter of fiscal 2010 compared to 10 in the second quarter of fiscal 2009.

License and contract revenue for the six months ended December 31, 2009 was down 43% from the comparable period in fiscal 2009.  The decrease was due in part to some customers delaying orders as well as continued consolidation in the semiconductor sector in North America and Europe coupled with lower venture capital infusions in these regions.

From time to time we enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was $3.6 million in the first six months of fiscal 2010 as compared with $6.1 million in the same period of fiscal 2009.

Operating Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2009	2008	Change in Percent	2009	2008	Change in Percent
Operating Expenses
Cost of Sales	$88	$290	-70%	$234	$456	-49%
Research and Development	$5,842	$5,040	16%	$11,598	$10,646	9%
Sales and Marketing	$3,552	$2,473	44%	$6,951	$5,349	30%
General and Administrative	$3,582	$3,068	17%	$6,711	$8,265	-19%
Restructuring	$—	$13	-100%	$—	$270	-100%

Cost of Sales.  Cost of sales includes costs associated with acquired third party software used in our products and salaries associated with the development costs of certain customer contracts.

The $0.2 million decrease in cost of sales expense for second quarter of fiscal 2010 and for the six months ended December 31, 2009 compared to the same periods of fiscal 2009 was primarily due to reduced customer development costs incurred in fiscal 2010.

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

The $0.8 million increase in research and development expense for the second quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $0.7 million increase in compensation related expense due to increased headcount in the research and development function.  In addition, supplies and maintenance and outside services expenses increased by $0.3 million with more utilization of third party vendors. These increases in expense were partially offset by lower depreciation expense with more equipment fully depreciated and lower facilities expense as a result of our headquarter office relocation.

The $1.0 million increase in research and development expense for the six months ended December 31, 2009 compared to the same period in fiscal 2009 was primarily due to a $0.6 million increase in compensation related expense due to increased headcount in the research and development function. In addition, supplies and maintenance and outside services expenses increased by $0.5 million with more utilization of third party vendors. These increases in expense were partially offset by lower depreciation expense with more equipment fully depreciated and lower facilities expense as a result of our headquarter office relocation.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

 The $1.1 million increase in sales and marketing expense for second quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $1.4 million increase in expenses reflecting higher salaries and our increased effort in sales and marketing of our products.  There was also a $0.5 million increase in outside service related expense in marketing with higher utilization of third party vendors. These increases were partially offset by a reduction of $0.5 million in compensation related expenses due to decreased staffing levels and a $0.2 million decrease in stock compensation expense.

The $1.6 million increase in sales and marketing expense for the six months ended December 31, 2009 compared to the same period in fiscal 2009 was primarily due to a $3.0 million increase in expenses reflecting higher salaries and our increased effort in sales and marketing of our products.  There was also a $0.5 million increase in outside service related expense in marketing with higher utilization of third party vendors. This increase was partially offset by a reduction of $1.3 million in compensation related expenses due to decreased staffing levels and a $0.4 million decrease in stock compensation expense.

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

The $0.5 million increase in general and administrative expense for the second quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $0.5 million severance expense we incurred in the second quarter of fiscal 2010 in connection with our former Chief Executive Officer.

The $1.6 million decrease in general and administrative expense for the six months ended December 31, 2009 compared to the same period in fiscal 2009 was primarily due to a $0.9 million decrease in outside service expenses, including legal and audit fees, a $0.2 million decrease in compensation related expense due to decreased staffing levels, a $0.3 million decrease in consulting expense, a $0.3 million decrease in stock compensation expense, a $0.3 million decrease in travel and other expenses and a $0.3 million decrease in depreciation and facilities expenses. These decreases were partially offset by a $0.5 million severance expense we incurred in the second quarter of 2010 in connection with our former CEO.

Restructuring.    There was no restructuring activity for the second quarter of fiscal 2010 and the comparable period in fiscal 2009.

The $0.3 million decrease in restructuring expense for the six months ended December 31, 2009 compared to the same period in fiscal 2009 was related to the restructuring plan announced in August 2008. There was no restructuring activity in the first six months of fiscal 2010.

Other Income (Expense), Net. Other income (expense), net increased by $0.5 million for second quarter of fiscal 2010 over the comparable period in fiscal 2009 primarily due to a $0.6 million gain on exchange of an investment in a privately held company that was acquired by a public company, providing us with a tangible basis to value the investment.  The increase in investment value was recorded as other income.  This gain was partially offset by a decrease in foreign exchange gains in 2010 as compared to 2009.

Other Income (Expense), net increased by $0.8 million for the six months ended December 31, 2009 compared to the same period in fiscal 2009 due to a $0.6 million gain on investment in a privately held company that was acquired and a $0.2 million decrease in interest expense as our outstanding debt balances have decreased and a foreign exchange remeasurement loss due to a weaker U.S currency.

Income Taxes.     We recorded an income tax benefit of $0.7 million and an income tax expense of $1.1 million for the three-month and six-month periods ended December 31, 2009, respectively. We recorded an income tax expense of $9.4 million and $9.5 million for the comparable periods ended December 31, 2008. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

 Our estimated annual income tax for fiscal 2010 primarily consists of U.S. state, foreign, and withholding taxes, offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. Included in the current year tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance. The tax expense recognized for the quarter ended December 31, 2009 is lower than that of the same period ended December 31, 2008 primarily due to tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents and short term investments of $48 million, an increase of approximately $3.5 million from June 30, 2009.

At December 31, 2009, we had an outstanding debt balance of $9.7 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  Remaining monthly payments under the term loan of $0.3 million are due through July 2012.  In July 2009, we repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.

Operating Activities

Net cash provided by operating activities was $5.7 million for the six months ended December 31, 2009.  The cash generated from operating activities included $7.1 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $1.9 million from stock compensation expense $0.9 million in depreciation and amortization of intangible assets and $0.6 million gain on exchange on investments.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $2.5 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $0.5 million decrease in accounts receivable, reflecting timing of customer billings and payments received.  These increases in cash were partially offset by cash used as a result of a (i) a $1.5 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments and (ii) $0.5 million decrease in accounts payable and accrued liabilities, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of the payment.  The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

 Net cash provided by operating activities was $7.9 million for the six months ended December 31, 2008.  The cash generated from operating activities included $11.7 million from continuing operations, partially offset by cash used by discontinued operations of $3.8 million.  The cash generated from continuing operations was primarily due to our net income from continuing operations.  Our net income from continuing operations included the effects of non-cash charges of $2.2 million from stock compensation expense and $1.2 million in depreciation and amortization. Cash used by discontinued operations of $3.8 million was a result of a net loss offset by non-cash activities and changes in asset and liability balances.

Investing Activities

 Net cash used in investing activities was $16.1 million for the six months ended December 31, 2009 as a result of usage of $15.2 million for the purchase of available-for-sale securities and $0.9 million used to purchase property, furniture and equipment.

 Net cash used in investing activities was $0.7 million for the six months ended December 31, 2008 as a result of capital expenditures.

Financing Activities

 Net cash used in financing activities was $1.9 million for the six months ended December 31, 2009.  Net cash used of $3.1 million related to the principal payments of our debt. This use of cash was partially offset by $1.2 million that we received from stock option exercises and purchases under our employee stock purchase plan.

 Net cash used in financing activities was $1.5 million for the six months ended December 31, 2008. As we entered into a new credit facility and borrowed amounts primarily to pay off existing debt in July 2008, our net cash used in debt financing activities was $2.0 million, which primarily related to monthly principal payments for our new debt.  In addition, we used $0.3 million to pay capital leases.   These uses of cash were partially offset by $0.8 million provided from the option exercises and purchases under our employee stock purchase plan.

Liquidity

 Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

·	the timing and payment of taxes in connection with changing the legal structure of our foreign operations.

·
from time to time we have certain significant payments to suppliers including engineering design software vendors required under long-term purchase agreements. These payments vary and can be up to $1.0 million per quarter.

·
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

·	our ability to continue to generate cash flow from operations.

·
financing activities under borrowing arrangements. Our borrowing availability with SVB varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement.

·
our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rate at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies a higher minimum ratings for investments with longer maturities.  We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures.  We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary.  Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of either the current credit environment or potential investment fair value fluctuations.

·	the costs associated with capital expenditures.

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

Our contractual obligations as of December 31, 2009 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,299	$424	$2,018	$1,443	$1,414
Purchase obligations (2)	7,695	5,043	2,652	—	—
Short Term Debt (3)	4,113	4,113	—	—	—
Long Term Debt (4)	6,163	—	6,163	—	—
Other long-term liabilities and obligations (5)	1,924	—	1,924	—	—
Total	$25,194	$9,580	$12,757	$1,443	$1,414

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $7.7 million at December 31, 2009 decreased from our purchase obligations as of June 30, 2009 by $1.4 million.  Of the total, $5.6 million of the obligations relate to engineering design software license contracts that are reflected in the Company’s accrued liabilities and other long term liabilities. The remaining $2.1 million relates to outstanding purchase order obligations which will all be received within one year.

(3)	Short term debt includes $4.1 million of principal and interest due under the SVB term loan.

(4)	Long term debt includes $6.2 million of principal and interest due under the SVB term loan.

(5)	Long-term liabilities and obligations include: $1.9 million due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes estimated liabilities, an aggregate of $1.1 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2009 Form 10-K, except for the following policy:

Cash and Cash Equivalents and Short-Term Investments.   We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable equity securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of equity securities in accordance with the latest guidance issued by the FASB.  We did not record any other-than-temporary impairment for marketable debt or equity securities in the first six months of fiscal 2010.

    Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses, if any, are recorded on the specific identification method and are included in interest and other income, net. We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. In evaluating whether a loss on a debt security is other-than-temporary, we consider the following factors: 1) our intent to sell the security, 2) if we intend to hold the security, whether or not it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) even if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date. The classification of funds between short-term and long-term is based on whether the securities are available for use in operations or other purposes.

    Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We did not record any other-than-temporary impairment for non-marketable equity securities in the first six months of fiscal 2010.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies entered into a recession in fiscal 2009.  While global economic conditions appear to be stabilizing, we cannot predict when or the extent to which they will improve. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  The semiconductor industry appears to be facing particularly challenging economic trends and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, the financial crisis affecting the banking system and financial markets and the ongoing weakness of financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

We depend on our key personnel to succeed and have transitioned our Chief Executive Officer.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. John Bourgoin, the Company’s President and Chief Executive Officer retired at the end of 2009.  Sandeep Vij was appointed President and CEO effective January 25, 2010.  The transition to a new Chief Executive Officer could distract our existing management team and may lead to potential changes in corporate strategy.   These changes may negatively impact our ability to meet key objectives, such as timely and effectively achieving project milestones and product introductions, which could adversely affect our business, results of operations and financial condition.  In addition, we cannot assure that we will retain other key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.

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

Since a substantial portion of our revenue is derived from a few significant customers, the loss of a key customer or any significant delay in our customers’ product development plans could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers or to attract new significant customers, our future operating results could be adversely affected.  We have derived a substantial portion of our past revenue from sales and royalties to a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

Sales to our five largest customers represented 40% and 37% of our net revenue in the quarters ended December 31, 2009 and 2008, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2010 and for the foreseeable future. The identities of some our largest customers and their respective contributions to our net revenue have varied and will probably continue to vary.

We may not be able to maintain or increase sales to certain of our key customers for a variety of reasons, including the following:

·	our agreements with our customers typically do not require them to purchase a minimum quantity of our products;
·	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products; and
·	some of our customers face intense competition from other manufacturers that do not use our products.

The loss of a key customer, a reduction in the contractual royalty rate of a customer based on volume or passage of time, a reduction in royalty units used by any key customer, a significant delay in our customers’ product development plans or our inability to attract new significant customers could adversely impact our revenue and our results of operations.

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

Factors that could cause our revenue and operating results to vary from quarter to quarter include:

·	our ability to identify attractive licensing opportunities and then enter into new licensing agreements on terms that are acceptable to us;
·	our ability to successfully conclude licensing agreements of any significant value in a given quarter;
·
the financial terms and delivery schedules of our contractual arrangements with our licensees, which may provide for significant up-front payments, payments based on the achievement of certain milestones or extended payment terms;

·	the demand for products that incorporate our technology;
·	our ability to develop, introduce and market new intellectual property;
·	the establishment or loss of licensing relationships with semiconductor companies or digital consumer, wireless, connectivity and business product manufacturers;
·	the timing of new products and product enhancements by us and our competitors;
·
changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer, wireless, connectivity and business product manufacturers; and

·	uncertain economic and market conditions.

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 42% in fiscal 2007, decreased by 23% in fiscal 2008 and decreased by 8% in fiscal 2009. In addition, our contract revenue decreased by 51% in the second quarter of fiscal 2010 as compared to the same period of fiscal 2009.  We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreement was 49% in fiscal 2007, 54% in fiscal 2008 and 32% in fiscal 2009 of the total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $1.4 million in the second quarter of fiscal 2010 as compared with $1.7 million in the second quarter of fiscal 2009. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our second quarters of fiscal 2010 and 2009, 43% and 36% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we also have sales and operations in China and Switzerland as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

We intend to continue our international business activities. International operations are subject to many inherent risks, including but not limited to:

·	changes in tax laws, trade protection measures and import or export licensing requirements;
·	potential difficulties in protecting our intellectual property rights;
·	fluctuations in foreign currency rates;
·	restrictions, or taxes, on transfers of funds between entities or facilities in different countries;
·	changes in a given country’s political or economic conditions;
·	burdens of complying with a variety of foreign laws;
·	difficulties in staffing and managing international operations; and
·	difficulties in collecting receivables from foreign entities or delayed revenue recognition.

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

·
our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and original equipment manufacturers, or OEMs, of digital consumer, wireless, connectivity and business products;

·	our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;
·	changing customer preferences in the digital consumer, wireless, connectivity and business products markets;
·	the emergence of new standards in the semiconductor industry and for digital consumer, wireless, connectivity and business products;
·	the significant investment in a potential product that is often required before commercial viability is determined; and
·	the introduction by our competitors of products embodying new technologies or features.

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

If we do not succeed on key platforms, including Android, our ability to compete and grow may be negatively impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of key platforms such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, if we fail to achieve a significant number of design wins with respect to new platforms like Android, our medium to longer term revenue growth may be adversely impacted. Additionally, even if we are successful in creating Android or other key capable technologies, those platforms may not be widely adopted in the industry which may also limit our growth opportunities.

In our business we depend on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.   Our receipt of royalties from our licenses depends on our customers incorporating our technology into their products, their bringing these products to market, and the success of these products. In the case of our semiconductor customers, the amount of such sales is further dependent upon the sale of the products by their customers into which our customers’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

·	the competition these companies face and the market acceptance of their products;
·	the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products; and
·	their financial and other resources.

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

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or the interpretation of tax laws or regulations. We operate in the United States and internationally and occasionally face inquiries and examinations regarding tax matters in the countries that we operate in. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition. In addition, we are subject to certain withholding taxes relating to the repatriation of undistributed earnings from one of our foreign subsidiaries.  Any changes in international laws or tax rulings in countries that we operate in could have an adverse impact on our operating results and financial condition.

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

We may be subject to claims of infringement.  Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with the use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms to us or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

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

The market value of our investment portfolio is exposed to fluctuations in interest rates and changes in credit ratings which could have a material adverse impact on our financial condition and results of operations.  Our cash and cash equivalents and short term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit ratings and various financial market conditions. The global credit and capital markets have recently experienced significant volatility and disruption due to the instability in the global financial system and the current uncertainty related to global economic conditions.

There is a risk that we may incur other-than-temporary impairment charges for certain types of investments, such should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or a decline in fair values of our debt securities that is judged to be other-than-temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  We held our 2009 Annual Meeting of Stockholders on November 12, 2009.  Proxies for the meeting were solicited pursuant to Regulation 14A.

(b)  The matters described below were voted on at the Annual Meeting of Stockholders and the numbers of votes cast with respect to each matter and with respect to the election of directors were as indicated.

(1)  Holders of our common stock voted to elect one Class II director, Fred M. Gibbons, to serve for a three-year term and one Class III director, Anthony B. Holbrook, to serve a one-year term as follows:

	For	Against	Withheld	Abstentious/Broker Non-Vote
Anthony B. Holbrook (Class III)	34,238,040	—	1,856,307	—
Fred M. Gibbons (Class II)	34,244,553	—	1,849,794	—

(2)  Holders of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2010 as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
35,363,806	700,829	—	29,711

(3)  Holders of our common stock voted to increase the number of shares reserved and available for issuance under the Employee Stock Purchase Plan as follows:

For	Against	Withheld	Abstentious/Broker Non-Vote
30,367,855	5,349,215	—	377,276

(4)  Additionally, each of the following directors continued their term of office after the meeting:  Kenneth L. Coleman, Robert R. Herb, William M. Kelly and Robin L. Washington.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Letter Agreement and Separation Agreement between MIPS Technologies, Inc. and John Bourgoin (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on November 13, 2009).

3.1	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on December 17, 2009).

10.2	Letter, dated December 7, 2009, defining special compensation paid to Brad Holtzinger, Vice President of Worldwide Sales.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

February 8, 2010	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)