Form 10-Q
period 2010-03-31
MIPS TECHNOLOGIES INC
filed 2010-05-06
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

As of April 30, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 45,955,256.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,049	$44,507
Short-term investments	23,163	—
Accounts receivable, net	3,621	2,461
Short term restricted cash	—	264
Prepaid expenses and other current assets	974	1,302
Total current assets	55,807	48,534
Equipment, furniture and property, net	1,968	2,608
Intangible assets, net	302	385
Goodwill	565	565
Other assets	8,372	11,314
Assets of discontinued operations	—	4,479
Total Assets	$67,014	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,778	$2,305
Accrued liabilities	9,354	8,568
Debt – short-term	8,750	4,986
Deferred revenue	1,889	2,011
Total current liabilities	21,771	17,870
Long-term liabilities:
Debt – long-term	—	7,813
Other long-term liabilities	7,309	9,603
Total long-term liabilities	7,309	17,416
Liabilities of discontinued operations	—	5,938
Stockholders’ equity:
Common stock	45	45
Preferred stock	—	—
Additional paid-in-capital	262,387	258,273
Accumulated other comprehensive income	619	392
Accumulated deficit	(225,117)	(232,049)
Total stockholders’ equity	37,934	26,661
Total Liabilities and Stockholders’ Equity	$67,014	$67,885

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenue:
Royalties	$12,100	$10,664	$33,244	$34,849
License and contract revenue	5,406	6,999	14,431	22,730
Total revenue	17,506	17,663	47,675	57,579
Operating Expenses:
Cost of sales	75	74	309	530
Research and development	6,315	5,401	17,913	16,047
Sales and marketing	3,889	2,419	10,840	7,768
General and administrative	3,282	3,672	9,993	11,937
Restructuring	—	374	—	644
Total operating expenses	13,561	11,940	39,055	36,926
Operating income	3,945	5,723	8,620	20,653
Other income (expense), net	(136)	(83)	201	(544)
Income before income taxes	3,809	5,640	8,821	20,109
Provision for income taxes	748	2,421	1,889	11,874
Net income from continuing operations	3,061	3,219	6,932	8,235
Loss from discontinued operations, net of tax	—	(4,026)	—	(11,033)
Net income (loss)	$3,061	$(807)	$6,932	$(2,798)
Net income per share, basic – continuing operations	$0.07	$0.07	$0.15	$0.18
Net loss, basic – discontinued operations	$—	$(0.09)	$—	$(0.24)
Net income (loss) per share, basic	0.07	$(0.02)	0.15	(0.06)
Net income per share, diluted – continuing operations	$0.07	$0.07	$0.15	$0.18
Net loss per share, diluted – discontinued operations	$—	$(0.09)	$—	$(0.24)
Net income (loss) per share, diluted	$0.07	$(0.02)	$0.15	$(0.06)
Common shares outstanding, basic	45,560	44,682	45,339	44,534
Common shares outstanding, diluted	46,472	44,719	46,148	44,755

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net income – continuing operations	$6,932	$8,235
Adjustments to reconcile net income to cash provided by operations:
Depreciation	1,181	1,627
Stock-based compensation	2,695	3,156
Amortization of intangible assets	83	83
Gain on exchange of investment	(611)	—
Other non-cash charges	130	96
Changes in operating assets and liabilities:
Accounts receivable, net	(1,160)	185
Prepaid expenses and other current assets	651	(91)
Other assets	2,959	541
Accounts payable	(331)	126
Accrued liabilities	1,009	678
Deferred revenue	(72)	252
Long-term liabilities	(2,344)	1,332
Net cash provided by operating activities – continuing operations	11,122	16,220
Net cash used in operating activities – discontinued operations	(1,412)	(5,579)
Net cash provided by operating activities	9,710	10,641
Investing activities:
Purchases of marketable securities	(27,014)	—
Proceeds from sale and maturity of marketable securities	4,491	—
Capital expenditures	(1,009)	(884)
Net cash used in investing activities	(23,532)	(884)
Financing activities:
Net proceeds from issuance of common stock	1,415	846
Proceeds from debt, net	—	16,236
Repayments of debt	(4,049)	(19,278)
Repayments of capital lease obligations	—	(422)
Net cash used in financing activities	(2,634)	(2,618)
Effect of exchange rates on cash	(2)	(13)
Net increase (decrease) in cash and cash equivalents	(16,458)	7,126
Cash and cash equivalents, beginning of period	44,507	13,938
Cash and cash equivalents, end of period	28,049	21,064
Less cash and cash equivalents, discontinued operations		1,032
Cash and cash equivalents, continuing operations	$28,049	$20,032
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$4,509	$9,175

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at March 31, 2010.

 We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4).  In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of equity securities in accordance with the latest guidance issued by the Financial Accounting Standards Board.  We did not record any other-than-temporary impairment for marketable debt or equity securities in the first nine months of fiscal 2010.

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

Other Investment.  Our investment in a non-marketable security of a private company (included in other assets in the balance sheet) is accounted for by using the cost method. This equity investment is periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

Accounts Receivable.  Accounts receivable includes amounts billed and currently due from customers, net of the allowance for doubtful accounts.

Reclassifications.  Certain reclassifications have been made in our fiscal 2009 consolidated financial statements to conform to the current year’s presentation of financial information.

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator:
Net income from continuing operations	$3,061	$3,219	$6,932	$8,235
Net loss from discontinued operations	—	(4,026)	—	(11,033)
Net income (loss)	$3,061	$(807)	$6,932	$(2,798)
Denominator:
Weighted-average shares of common stock outstanding	45,560	44,682	45,339	44,534
Effect of dilutive securities-employee stock options and shares subject to repurchase	912	37	809	221
Shares used in computing diluted net income (loss) per share	46,472	44,719	46,148	44,755
Net income per share, basic - from continuing operations	$0.07	$0.07	$0.15	$0.18
Net loss per share, basic - from discontinued operations	$—	$(0.09)	$—	$(0.24)
Net income (loss) per share, basic	$0.07	$(0.02)	$0.15	$(0.06)
Net income per share, diluted - from continuing operations	$0.07	$0.07	$0.15	$0.18
Net loss per share, diluted - from discontinued operations	$—	$(0.09)	$—	$(0.24)
Net income (loss) per share, diluted	$0.07	$(0.02)	$0.15	$(0.06)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive (A)	8,675	12,260	9,412	12,770

(A)
For the three months and nine months ended March 31, 2010 and 2009, we excluded 8.7 million and 9.4 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

For the three and nine months ended March 31, 2010, potentially dilutive securities were excluded from net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily comprises adjustments from foreign currency adjustments and changes in unrealized gains (losses) on short-term investments.   Total comprehensive income for the third quarter of fiscal 2010 was $3.2 million and total comprehensive income for nine months of fiscal 2010 was $7.2 million compared to total comprehensive loss of $2.1 million and total comprehensive loss of $7.5 million for the comparable periods in the prior year.

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

We had no Level 3 assets as of March 31, 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of March 31, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds (1)	$9,091	$9,091	$—	$—
Commercial Paper	4,997	—	4,997	—
Corporate Bonds	4,838	—	4,838	—
Treasury Bills	4,488	4,488	—	—
Government Agency	7,001	—	7,001	—
Time deposits	1,000	—	1,000	—
Marketable equity securities	839	839	—	—
Total short-term investments	$23,163	$5,327	$17,836	$—

(1)	At March 31, 2010, $9.1 million of money market funds was included in cash and cash equivalents in our condensed consolidated balance sheet.

 Available-for-sale securities held by the Company as of March 31, 2010 were as follows (in thousands):

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$4,842	$3	$(7)	$4,838
Commercial Paper	4,997	—	—	4,997
Treasury Bills	4,489	—	(1)	4,488
Government Agency	7,014	—	(13)	7,001
Time deposits	1,000	—	—	1,000
Marketable Equity securities	660	179	—	839
Total short-term investments	$23,002	$182	$(21)	$23,163

All contractual maturities of the Company’s available-for-sale marketable securities at March 31, 2010 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2009 and in the first nine months of fiscal 2010.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	March 31, 2010	June 30, 2009
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(798)	(715)
Net Carrying Value	$302	$385

Our intangible assets are being amortized over their useful lives of 10 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2010	$27
2011	110
2012	110
2013	55
Total	$302

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

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the three-months and nine-months ended March 31 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$—	$5,043	$—	$17,744
Expenses	—	(10,581)	—	(35,648)
Restructuring expense	—	(585)	—	(5,795)
Loss from discontinued operations, before tax	—	(6,123)	—	(23,699)
Tax benefit of discontinued operations	—	(2,097)	—	(12,666)
Loss from discontinued operations, net of tax	$—	$(4,026)	$—	$(11,033)

 The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	—	1,496
Total liabilities of discontinued operations	$—	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statement of Cash Flows for the nine months ended March 31, 2010.

Note 7.  Debt

	March 31, 2010	June 30, 2009
Credit agreement	$8,750	$11,563
Bank lines of credit	—	1,236
Total Debt	8,750	12,799
Less current portion	(8,750)	(4,986)
Long term debt, net of current portion	$—	$7,813

 Term Loan and Revolving Credit Agreement.   As of March 31, 2010, we had an outstanding loan balance of $8.8 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  In April 2010, we repaid the full outstanding balance that we owed to SVB under the term loan. With anticipation of repayment, the outstanding loan balance of $8.8 million was classified as short-term as of March 31, 2010.  In addition, in July 2009, we repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of fiscal 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  As of March 31, 2010, we were in compliance with the debt covenants.  At the Company’s election, borrowings under the facility bear interest at SVB’s prime rate plus 0.50% and borrowings under the revolving credit agreement bear interest at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at March 31, 2010 was 4.0%.

 Note 8.  Restructuring

There was no restructuring activity in the three or nine month periods ended March 31, 2010.

The $0.4 million in restructuring charges for severance costs in the third quarter of fiscal 2009 was primarily driven by certain executive departures and the $0.6 million in the restructuring charges for the nine months ended March 31, 2009 related to severance and benefit costs primarily resulting from reductions in our sales personnel and certain executive departures.  All of our restructuring expense in 2009 related to severance and benefit costs and all terminations were completed by June 30, 2009.

Note 9.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Interest income	$33	$31	$114	$136
Interest expense	(102)	(141)	(343)	(519)
Gain (loss) on investment	(36)	—	569	(7)
Other	(31)	27	(139)	(154)
Total other income (expense), net	$(136)	$(83)	$201	$(544)

Note 10.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	March 31, 2010	June 30, 2009
Equipment	$9,586	$9,679
Furniture and fixtures	2,112	2,104
Leasehold improvements	623	530
	12,321	12,313
Accumulated depreciation and amortization	(10,353)	(9,705)
Equipment, furniture and property, net	$1,968	$2,608

Note 11.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	March 31, 2010	June 30, 2009
Investment in other company	$371	$417
Long-term engineering design software licenses	5,880	9,045
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,837	1,549
Other	284	303
Total other assets	$8,372	$11,314

Note 12.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2010	June 30, 2009
Accrued compensation and employee-related expenses	$3,937	$2,991
Income taxes payable	939	—
Obligations related to engineering design software licenses	2,810	3,131
Other accrued liabilities	1,668	2,446
Total accrued liabilities	$9,354	$8,568

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2010	June 30, 2009
Deferred compensation	$1,954	$1,655
Long-term income tax liability	1,102	1,307
Long-term obligations related to engineering design software licenses	1,835	4,587
Long-term deferred revenue	2,070	2,021
Other	348	33
Total long-term liabilities	$7,309	$9,603

Note 13.  Commitments and Contingencies

Purchase Commitments with Suppliers.  Commitments for purchases of products or services to be received in future periods totaled $1.8 million at March 31, 2010, all of which are due by March 31, 2011.  These commitments are exclusive of engineering design software license contracts of $4.6 million that are reflected in the Company’s accrued liabilities and other long term liabilities (see Note 12).

Operating Lease Commitments.  At March 31, 2010, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2010	$295
2011	1,136
2012	903
2013	732
2014	711
Thereafter	1,414
Total	$5,191

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

Note 14.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three and nine month periods ended March 31, 2010 and 2009 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Operating expenses:
Research and development	$297	$437	$1,030	$1,102
Sales and Marketing	221	172	679	710
General and administrative	282	367	986	1,344
Total stock-based compensation expense	$800	$976	$2,695	$3,156

    Stock based compensation included in discontinued operations was $0.1 million and $0.4 million for the three months and nine months ended March 31, 2009, respectively.  There was no stock based compensation from discontinued operations in the three or nine months ended March 31, 2010.   In the three months and nine months ended March 31, 2010, we issued 40,007 and 510,508 shares of common stock from employee stock option exercises, respectively.

Note 15.  Income Taxes

The amounts related to discontinued operations have been excluded from prior periods as discontinued operations are separately classified for fiscal 2009 periods.

 We recorded an income tax expense of $0.7 million and $1.9 million for the three-month and nine-month periods ended March 31, 2010, respectively. We recorded an income tax expense of $2.4 million and $11.9 million for the comparable periods ended March 31, 2009. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

 Our estimated annual income tax for fiscal 2010 primarily consists of U.S. state, foreign, and withholding taxes, offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. Included in the current year tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance. The tax expense recognized for the quarter ended March 31, 2010 is lower than that of the same period ended March 31, 2009 primarily due to tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits.

 There were no material changes to our estimated liabilities for uncertainty in income taxes reserves in our quarter ended March 31, 2010. The total amount of gross unrecognized tax benefits was approximately $3.6 million and $3.8 million as of March 31, 2010 and June 30, 2009, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of March 31, 2010 and June 30, 2009 was approximately $0.3 million. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million and $0.6 million as of March 31, 2010 and June 30, 2009, respectively.

Although we file tax returns in several overseas tax jurisdictions, our major tax jurisdiction is the United States where we file US federal and state returns. Our fiscal 2006 and subsequent tax years remain subject to examination by the IRS for US federal tax purposes. The Company does not expect its unrecognized tax benefits to change significantly over the next 12 months.

Note 16.  Subsequent events

On April 7, 2010, we repaid the full outstanding balance that we owed to Silicon Valley Bank (SVB) under the term loan agreement (see Note 7).

Note 17.  Recent Accounting Pronouncements

 In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements, if any.

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

Overview

  Revenue for the third quarter of fiscal 2010 was $17.5 million, representing a 15% increase compared to the second quarter of fiscal 2010 and a 1% decrease compared to the third quarter of fiscal 2009.

 Royalty revenue in the third quarter of fiscal 2010 was $12.1 million, a 6% increase compared to the second quarter of fiscal 2010 and a 13% increase compared to the third quarter of fiscal 2009.  Total royalty units shipped in the third quarter of fiscal 2010 were 135 million, a 7% increase compared to our second quarter of fiscal 2010 and a 26% increase from our third quarter of fiscal 2009.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our third quarter of fiscal 2010 represented our customer shipments from the quarter ended December 31, 2009.

License and contract revenue in the third quarter of fiscal 2010 was $5.4 million, a 42% increase compared to the second quarter of fiscal 2010 and a 23% decrease compared to the third quarter of fiscal 2009.  In the third quarter of fiscal 2010, we completed nine new license agreements, including a new license agreement with a large mobile handset chip supplier, representing our anchor customer in the mobile handset market.

Our operating income for the third quarter of fiscal 2010 increased to $3.9 million from $2.1 million in our second quarter of fiscal 2010 and decreased from $5.7 million in our third quarter of fiscal 2009.  The increase in operating performance for our third quarter of fiscal 2010 compared to the second quarter of fiscal 2010 was a direct result of increased royalty and license revenue.   The increase in sequential revenue was partially offset by an increase in our research and development expense of $0.5 million, primarily from additional software and tool development costs for mobile and Android related end applications.

We recorded a tax provision of $0.7 million in the quarter ended March 31, 2010 consisting mainly of state and foreign tax expenses.

Our cash, cash equivalents and short term investments as of March 31, 2010 were $51.2 million compared to $48.0 million at December 31, 2009.  The increase in cash, cash equivalents and short term investments was primarily a result of cash provided from operations.  In our third quarter of fiscal 2010, we continued to repay our term loan, reducing the principal balance by $0.9 to $8.8 million at March 31, 2010.  In April 2010, we repaid our remaining debt obligation resulting in the company having no debt obligations subsequent to the repayment.

Discontinued Operations

On May 7, 2009, we entered into a simultaneous sale and close agreement with an unrelated third party to sell our Analog Business Group (ABG) for $22 million in cash.  As a result of the sale, the assets and liabilities related to ABG are presented as assets and liabilities of discontinued operations, respectively, and the results of ABG’s operations are classified as discontinued operations on our statements of operations for all periods presented.

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

The results from discontinued operations (exclusive of the gain on disposition) are as follows for the three-month and nine-month periods ended March 31 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Revenue	$—	$5,043	$—	$17,744
Expenses	—	(10,581)	—	(35,648)
Restructuring expense	—	(585)	—	(5,795)
Loss from discontinued operations, before tax	—	(6,123)	—	(23,699)
Tax benefit of discontinued operations	—	(2,097)	—	(12,666)
Loss from discontinued operations, net of tax	$—	$(4,026)	$—	$(11,033)

The summarized balance sheets of discontinued operations consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued operations	$—	$4,479
Liabilities:
Founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	—	1,496
Total liabilities of discontinued operations	$—	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 primarily related to severance costs.  We paid approximately $1.4 million of those costs in the first quarter of fiscal 2010.  The payments relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statements of Cash Flows for the nine months ended March 31, 2010.

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

Our revenue in the three-month and nine-month periods ended March 31, 2010 and March 31, 2009 was as follows (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009	Change in Percent	2010	2009	Change in Percent
Revenue
Royalties	$12,100	$10,664	13%	33,244	$34,849	(5)%
Percentage of Total Revenue	69%	60%		70%	61%
License and Contract Revenue	$5,406	$6,999	-23%	14,431	$22,730	(37)%
Percentage of Total Revenue	31%	40%		30%	39%
Total Revenue	$17,506	$17,663	-1%	$47,675	$57,579	(17)%

Royalties.  The increase in royalty revenue in the third quarter of fiscal 2010 from the comparable period in fiscal 2009 is primarily due to increase in unit volumes shipped by our royalty paying licensees.

Royalties in the first nine months of fiscal 2010 were down 5% from the comparable period in fiscal 2009 due to a decrease in the average selling price of royalty units.  The average selling price decreased primarily due to certain customers having lower volume based per unit pricing terms in the first nine months of fiscal 2010 as compared to the first nine months of fiscal 2009 based on volume or time based discounts as per the terms of their contracts.

License and Contract Revenue.  The decrease of 23% in license and contract revenue in the third quarter of fiscal 2010 from the comparable period in fiscal 2009 was due to more licenses in fiscal 2009 containing multiple cores or unlimited usage terms as compared to fiscal 2010.  There were nine new license agreements executed in the third quarter of fiscal 2010 compared to eight in the third quarter of fiscal 2009.

License and contract revenue for the nine months ended March 31, 2010 was down 37% from the comparable period in fiscal 2009.  The decrease was due to the size and terms of deals, where more deals in fiscal 2009 contained multiple cores or unlimited usage terms as compared to fiscal 2010.

From time to time we enter into unlimited use license agreements with some of our customers under which customers pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was $2.5 million and $6.1 million in the first three months and nine months of fiscal 2010 as compared with $2.1 million and $8.3 million in the same period of fiscal 2009.

Operating Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2010	2009	Change in Percent	2010	2009	Change in Percent
Operating Expenses
Cost of Sales	$75	$74	1%	$309	$530	-42%
Research and Development	$6,315	$5,401	17%	$17,913	$16,047	12%
Sales and Marketing	$3,889	$2,419	61%	$10,840	$7,768	40%
General and Administrative	$3,282	$3,672	-11%	$9,993	$11,937	-16%
Restructuring	$—	$374	-100%	$—	$644	-100%

Cost of Sales.  Cost of sales includes costs associated with acquired third party software used in our products and salaries associated with the development costs of certain customer contracts.

Cost of sales for the third quarter of fiscal 2010 was relatively flat compared to the third quarter of fiscal 2009.

The $0.2 million decrease in cost of sales for the nine months ended March 31, 2010 compared to the same period in fiscal 2009 was primarily due to more customer development costs incurred in fiscal 2009 as compared to 2010.

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

The $0.9 million increase in research and development expense for third quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $0.7 million increase in compensation related expense due to increased headcount in the research and development function. In addition, supplies and maintenance and outside services expenses increased by $0.5 million with more utilization of third party vendors. These increases were primarily due to additional software and tool development costs for mobile and Android technologies and were partially offset by lower depreciation expense with more equipment fully depreciated, lower facilities expense as a result of our headquarter office relocation and lower stock compensation expense.

The $1.9 million increase in research and development expense for the nine months ended March 31, 2010 compared to the same period in fiscal 2009 was primarily due to a $1.3 million increase in compensation related expense due to increased headcount in the research and development function. In addition, supplies and maintenance and outside services expenses increased by $1.0 million with more utilization of third party vendors. These increases were largely due to our investments in mobile and Android technologies and were partially offset by lower depreciation expense with more equipment fully depreciated, lower facilities expense as a result of our headquarter office relocation and lower stock compensation expense.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software tools, direct marketing, other marketing efforts and stock-based compensation expense. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

    The $1.5 million increase in sales and marketing expense for third quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a $1.4 million increase in expenses reflecting higher salaries and our increased effort in sales and marketing of our products.   There was also a $0.2 million increase in outside service related expense in marketing with higher utilization of third party vendors.  These increases were partially offset by a reduction of $0.1 million in compensation related expenses due to decreased staffing levels.

    The $3.1 million increase in sales and marketing expense for the nine months ended March 31, 2010 compared to the same period in fiscal 2009 was primarily due to a $4.4 million increase in expenses reflecting higher salaries and our increased effort in sales and marketing of our products. There was also a $0.6 million increase in outside service related expense in marketing with higher utilization of third party vendors. This increase was partially offset by a $1.3 million reduction in compensation related expenses due to decreased staffing levels, a $0.2 million decrease in facilities expense as a result of our headquarter office relocation and a $0.4 million decrease in stock compensation expense.

General and Administrative. General and administrative expenses comprise salaries, legal fees, including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business, and expenses related to compliance with the reporting and other requirements of a publicly traded company, including directors and officers liability insurance, and stock-based compensation expense.

The $0.4 million decrease in general and administrative expense for the third quarter of fiscal 2010 over the comparable period in fiscal 2009 was primarily due to a decrease in outside service expenses, including legal and audit fees.

The $1.9 million decrease in general and administrative expense for the nine months ended March 31, 2010 compared to the same period in fiscal 2009 was primarily due to a $1.3 million decrease in outside service expenses, including legal and audit fees, a $0.2 million decrease in compensation related expense due to decreased staffing levels, a $0.4 million decrease in consulting expense, a $0.4 million decrease in stock compensation expense and a $0.4 million decrease in depreciation and facilities expenses.  These decreases were partially offset by a $0.5 million severance expense we incurred in the second quarter of 2010 in connection with the departure our former CEO and a $0.3 million increase in recruiting fees associated with hiring a new CEO.

    Restructuring.    In fiscal 2009, we incurred $0.4 million of restructuring expense in the third quarter, and $0.6 million for the nine months ended March 31, 2009.  Those expenses related to the restructuring plan announced in August 2008.  In fiscal 2010, we have had no restructuring activity through March 31, 2010.

Other Income (Expense), Net. Other Expense, net increased by $0.1 million for the third quarter of fiscal 2010 over the comparable period in fiscal 2009 primarily due to an increase in foreign exchange loss in 2010 as compared to 2009.

Other Income, net increased by $0.7 million for the nine months ended March 31, 2010 compared to the same period in fiscal 2009 primarily due to a $0.6 million gain on the investment in a privately held company that was acquired and a $0.2 million decrease in interest expense as our outstanding debt balances have decreased.  These decreases were partially offset by an increase in foreign exchange loss in fiscal 2010 as compared to fiscal 2009.

Income Taxes.     We recorded an income tax expense of $0.7 million and $1.9 million for the three-month and nine-month periods ended March 31, 2010, respectively. We recorded an income tax expense of $2.4 million and $11.9 million for the comparable periods ended March 31, 2009. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized.

 Our estimated annual income tax for fiscal 2010 primarily consists of U.S. state, foreign, and withholding taxes, offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. Included in the current year tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance. The tax expense recognized for the quarter ended March 31, 2010 is lower than that of the same period ended March 31, 2009 primarily due to tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits.

Liquidity and Capital Resources

At March 31, 2010, we had cash, cash equivalents and short term investments of $51.2 million, an increase of approximately $6.7 million from June 30, 2009.

At March 31, 2010, we had an outstanding debt balance of $8.8 million relating to a $15 million term loan with Silicon Valley Bank (SVB) that we entered into in July 2008.  In April 2010, we used $8.8 million of our cash balance to repay this loan balance.  In July 2009, we repaid the outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.

Operating Activities

Net cash provided by operating activities was $9.7 million for the nine months ended March 31, 2010.  The cash generated from operating activities included $11.1 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $2.7 million from stock compensation expense, $1.3 million in depreciation and amortization of intangible assets and a $0.6 million gain on exchange on investments.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $3.6 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $1.0 increase in accrued liabilities, primarily due to the withholding tax accrual in connection with a change in our foreign legal structure.    These increases in cash were partially offset by cash used as a result of (i) a $2.3 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments, (ii) a $0.3 million decrease in accounts payable due to the timing of payments and (iii) a $1.2 million increase in accounts receivable, reflecting timing of customer billings and payments received. The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

 Net cash provided by operating activities was $10.6 million for the nine months ended March 31, 2009.  The cash generated from operating activities included $16.2 million from continuing operations, partially offset by cash used by discontinued operations of $5.6 million.  The cash generated from continuing operations was primarily due to our net income from continuing operations.  Our net income from continuing operations included the effects of non-cash charges of $3.2 million from stock compensation expense and $1.7 million in depreciation and amortization. Cash used by discontinued operations of $5.6 million was a result of a net loss offset by non-cash activities and changes in asset and liability balances.

Investing Activities

 Net cash used in investing activities was $23.5 million for the nine months ended March 31, 2010 as a result of usage of $22.5 million from the net purchases of available-for-sale securities and $1.0 million used to purchase property, furniture and equipment.

 Net cash used in investing activities was $0.9 million for the nine months ended March 31, 2009 as a result of capital expenditures.

Financing Activities

 Net cash used in financing activities was $2.6 million for the nine months ended March 31, 2010.  Net cash used of $4.0 million related to the principal payments of our debt. This use of cash was partially offset by $1.4 million that we received from stock option exercises and purchases under our employee stock purchase plan.

 Net cash used in financing activities was $2.6 million for the nine months ended March 31, 2009. As we entered into a new credit facility and borrowed amounts primarily to pay off existing debt in July 2008, our net cash used in debt financing activities was $3.0 million, which primarily related to monthly principal payments for our new debt.  In addition, we used $0.4 million to pay capital leases.   These uses of cash were partially offset by $0.8 million provided from option exercises and purchases under our employee stock purchase plan.

Liquidity

 Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•	the timing and payment of taxes in connection with changing the legal structure of our foreign operations.

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

•
financing activities under borrowing arrangements. Our borrowing availability with SVB varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement. In April 2010, we repaid the full outstanding balance that we owed to SVB under the term loan agreement.

•
our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rate at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies  higher minimum ratings for investments with longer maturities.  We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures.  We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary.  Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of either the current credit environment or potential investment fair value fluctuations.

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

Our contractual obligations as of March 31, 2010 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$5,191	$295	$2,039	$1,443	$1,414
Purchase obligations (2)	6,418	4,583	1,835	—	—
Short Term Debt (3)	8,790	8,790	—	—	—
Other long-term liabilities and obligations (4)	1,954	—	1,954	—	—
Total	$22,353	$13,668	$5,828	$1,443	$1,414

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $6.4 million at March 31, 2010 decreased from our purchase obligations as of June 30, 2009 by $2.6 million.  Of the total, $4.6 million of the obligations relate to engineering design software license contracts that are reflected in the Company’s accrued liabilities and other long term liabilities. The remaining $1.8 million relates to outstanding purchase order obligations which will all be received within one year.

(3)	Short term debt includes $8.8 million of principal and interest due under the SVB term loan. In April 2010, we repaid the full outstanding balance that we owed to SVB under the term loan agreement.

(4)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

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

Cash and Cash Equivalents and Short-Term Investments.   We determine the fair values for marketable debt and equity securities using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses. See “Note 4. Fair Value” to our condensed consolidated financial statements, included in Part 1. “Financial Information,” for details of the valuation methodologies. In determining if and when a decline in value below adjusted cost of marketable equity securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. We assess other-than-temporary impairment of equity securities in accordance with the latest guidance issued by the FASB.  We did not record any other-than-temporary impairment for marketable debt or equity securities in the first nine months of fiscal 2010.

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

 Our investments in non-marketable securities of private companies are accounted for by using the cost method. These investments are measured at fair value on a non-recurring basis when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of non-marketable equity investments in private companies has occurred and is other-than-temporary, an assessment is made by considering available evidence, including the general market conditions in the investee’s industry, the investee’s product development status and subsequent rounds of financing and the related valuation and/or our participation in such financings. We did not record any other-than-temporary impairment for non-marketable equity securities in the first nine months of fiscal 2010.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies entered into a recession in fiscal 2009.  While global economic conditions appear to be stabilizing, we cannot predict when or the extent to which they will improve. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  In addition, although recovering, the semiconductor industry still faces certain economic challenges, and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, the financial crisis affecting the banking system and financial markets and the ongoing weakness of financial institutions have resulted in a tightening in the credit markets; a low level of liquidity in many financial markets; and extreme volatility in credit, fixed income, and equity markets. There could be a number of follow-on effects from the recent financial crisis on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

We depend on our key personnel to succeed and have transitioned to a new Chief Executive Officer.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. John Bourgoin, the Company’s former President and Chief Executive Officer retired at the end of 2009.  Sandeep Vij was appointed President and CEO effective January 25, 2010.  The transition to a new Chief Executive Officer could distract our existing management team and may lead to potential changes in corporate strategy.   These changes may negatively impact our ability to meet key objectives, such as timely and effectively achieving project milestones and product introductions, which could adversely affect our business, results of operations and financial condition.  In addition, we cannot assure that we will retain other key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.

We compete against much larger companies in the microprocessor IP market that have larger market share and broader lines of products.  Some of our competitors, including Intel Corporation and ARM Holdings, have significant financial resources enabling them to market their products aggressively and to target our customers with special incentives. As long as Intel and ARM remain in their dominant position, we may be negatively impacted by their business practices, product mix and product introduction schedules, marketing strategies and exclusivity clauses with customers.  In addition, Intel and ARM have substantially greater financial resources than we do and, accordingly, spend substantially greater amounts on research and development and marketing than we do. We expect Intel and ARM to maintain their dominant market positions and to continue to invest heavily in marketing, research and development and in other technology companies. To the extent our competitors develop microprocessor products using more advanced process technologies or introduce competitive new products into the market before we do, our financial condition and operating results will be adversely impacted.

Since a substantial portion of our revenue is derived from a few significant customers, the loss of a key customer or any significant delay in our customers’ product development plans could seriously impact our revenue and harm our business. In addition, if we are unable to continue to sell existing and new products to our key customers or to attract new significant customers, our future operating results could be adversely affected.  We have derived a substantial portion of our past revenue from sales to and royalties from a relatively small number of customers. As a result, the loss of any significant customer could materially and adversely affect our financial condition and results of operations.

Sales to our five largest customers represented 49% and 51% of our net revenue in the quarters ended March 31, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2010 and for the foreseeable future. The identities of some our largest customers and their respective contributions to our net revenue have varied and will probably continue to vary.

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

•	the demand for products that incorporate our technology;

•	our ability to develop, introduce and market new intellectual property;

•	the establishment or loss of licensing relationships with semiconductor companies or digital consumer, mobile, wireless, connectivity and business product manufacturers;

•	the timing of new products and product enhancements by us and our competitors;

•
changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer, wireless, connectivity and business product manufacturers; and

•	uncertain economic and market conditions.

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue increased by 42% in fiscal 2007, decreased by 23% in fiscal 2008 and decreased by 8% in fiscal 2009. In addition, our contract revenue decreased by 23% in the third quarter of fiscal 2010 as compared to the same period of fiscal 2009.  We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was 49% in fiscal 2007, 54% in fiscal 2008 and 32% in fiscal 2009 of our total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $2.5 million in the third quarter of fiscal 2010 as compared with $2.1 million in the third quarter of fiscal 2009. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our third quarters of fiscal 2010 and 2009, 49% and 54% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China and Switzerland as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

We intend to continue our international business activities. International operations are subject to many inherent risks, including but not limited to:

•	changes in tax laws, trade protection measures and import or export licensing requirements;

•	potential difficulties in protecting our intellectual property rights;

•	fluctuations in foreign currency exchange rates;

•	restrictions, or taxes, on transfers of funds between entities or facilities in different countries;

•	changes in a given country’s political, regulatory or economic conditions;

•	burdens of complying with a variety of foreign laws;

•	difficulties in staffing and managing international operations; and

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition.

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

We rely on the efforts of third parties to enhance our technology offerings, and an inability to develop or maintain such relationships would harm our ability to remain competitive.  We have developed relationships with third parties, including software developers, development tools providers, and third party IP suppliers, pursuant to which these parties provide operating systems, tool support, reference designs and other services that support the  MIPS-based ecosystem for our licensees. We believe that these relationships enhance the attractiveness of our technology and improve our ability to achieve design wins.  If we are unable to develop or maintain these relationships, or if a product is discontinued by an existing ecosystem partner, our ability to achieve design wins in the future may be limited and our ability to remain competitive would be harmed.  In addition, the inability to maintain an attractive MIPS-based ecosystem could adversely affect our business, results of operations and financial condition.

    If we do not succeed on key platforms, including Android, our ability to compete and grow may be adversely impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of key platforms such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, if we fail to achieve a significant number of design wins with respect to new platforms like Android, our medium to longer term revenue growth may be adversely impacted. Additionally, even if we are successful in developing technologies based on Android or other key platforms, those platforms may not be widely adopted in the industry which may also limit our growth opportunities.

If we do not succeed in the mobile handsets market, our medium to long term revenue growth may be adversely impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile handsets.  We are committing resources towards research and development efforts for this market.   If our development efforts are not successful or are significantly delayed, or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in the mobile handset market may be limited. If we fail to license our technology to a significant number of customers in the mobile handset market, our medium to long term revenue growth may be adversely impacted.

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

Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology and we do not set the prices at which products incorporating our technology are sold.  Further, the royalty revenues we report in any given quarter represent customer shipments one quarter in arrears, and we have very little visibility into our licensees’ and customers’ shipping of products incorporating our technology.

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

Some of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater brand recognition, and larger customer bases, as well as greater financial and marketing resources. This may allow them to respond more quickly than we can to new or emerging technologies and changes in customer requirements. It may also allow them to devote greater resources than we can to the development and promotion of their technologies and products.

As a result of one or more of these risks, our operating costs could increase substantially, our flexibility in operating our business could be impaired, our taxes could increase, and our sales could be adversely affected. Any of these items could have an adverse affect on our financial condition or results of operations.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2009). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in these methods, estimates, and judgments could significantly affect our results of operations.

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.  Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or in the interpretation of tax laws or regulations. We operate in the United States and internationally and occasionally face inquiries and examinations regarding tax matters in the countries that we operate in. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition. In addition, we are subject to certain withholding taxes relating to the repatriation of undistributed earnings from certain foreign subsidiaries.  Any changes in international laws or tax rulings in countries that we operate in could have an adverse impact on our operating results and financial condition.

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

There is a risk that we may incur other-than-temporary impairment charges for certain types of investments, should the credit markets experience further deterioration or the underlying assets fail to perform as anticipated. Our future investment income may fall short of expectations due to changes in interest rates or a decline in fair values of our debt securities that is judged to be other-than-temporary. Furthermore, we may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates or financial market conditions.

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

 We are subject to certain affirmative and negative covenants which could restrict our ability to operate our business.    We have a revolving credit facility with Silicon Valley Bank.  This facility is secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business and may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  Any incurrence of debt under the facility could adversely affect our operating results and financial condition.  In addition, we may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company’s Form 8-K filed on January 25, 2010).

10.2	Form of Stock Unit Award Agreement for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 12, 2010).

10.3	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

May 6, 2010	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)