Form 10-K
period 2010-06-30
MIPS TECHNOLOGIES INC
filed 2010-09-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

       Large accelerated filer   ☐              Accelerated filer     ☒              Non-accelerated filer  ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2009) was approximately $198 million for the registrant’s common stock, $0.001 par value per share. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 31, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 47,158,062.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant’s Proxy Statement relating to the registrant’s 2010 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures (ISAs), application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system OEMs. Together with our architecture licensees, we offer a broad variety of embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. We currently have more than 370 license agreements with approximately 125 companies around the world offering MIPS-Based chips for embedded systems. Fifty six licensees paid royalties in fiscal 2010 on shipments of more than 510 million units. Since calendar year 2000, more than 2.2 billion MIPS-Based Systems on Chips (SoCs) have been shipped by MIPS licensees.

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

Recent Developments

Effective December 31, 2009, our long-time President and CEO John Bourgoin retired from the company.  On January 25, 2010, we announced that Sandeep Vij had been appointed as the new President and Chief Executive Officer of the Company and a director of the Company.

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

Embedded processor systems are broadly defined as microcontrollers and SoCs that include processors incorporated into devices other than personal computers, workstations, servers, mainframes and minicomputers. Today, the market for these embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers embedded primarily into low-cost automotive and consumer products such as home appliances, fax machines, printers, and telephone answering machines. The growing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. The use of these advanced processors provides a material advantage to the system builder. The market for 32-bit and 64-bit processors has grown from less than 50 million units in 1997 to more than five billion units at the end of calendar year 2009 with a 19 percent compound annual growth rate expected through 2014 according to The Linley Group.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include digital TVs, set-top boxes, DVD Blu-ray players and recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs), Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, mobile handsets, video game consoles, processor-based smart cards, digital cameras, 802.11 wireless networking devices and printers (including home and office printers, as well as all-in-one printer, fax, and copier multi-function peripherals). To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with IP from third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

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

Over 100 companies including Green Hills Software, MontaVista Software and Wind River Systems form the MIPS Ecosystem, providing more than 250 products in support of the MIPS architecture. Popular operating systems compatible with our architecture include Android, Express Logic’s ThreadX, Mentor Graphics Corporation’s Nucleus, Microsoft Corporation’s Windows CE, Linux, and Wind River’s VxWorks. This broad range of third-party support allows system OEMs to save cost and shorten the time required to design the MIPS processor technology throughout their portfolios and get to market rapidly.

Customers

We have approximately 125 licensees that develop, manufacture or have manufactured and sell silicon solutions based on the MIPS architecture, processors and cores. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores, and implementation licensees that license processor core implementations from MIPS—which are normally inserted directly into their own SoCs containing other elements of their system.

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

MIPS32 M14K and M14Kc Cores.    MIPS’ newest core family, the M14K cores began shipping in March 2010. The cores are based on the new microMIPS instruction set architecture, designed to provide high levels of system performance for extremely cost-sensitive embedded applications such as 32-bit microcontrollers (MCUs), home entertainment, personal entertainment and home networking. Since March 2010, M14K cores have been licensed to five companies, achieving among the fastest rate of early licensing of any of our products.

MIPS32 4K Cores.    The 4K, 4KSd, 4KE and M4K processor cores are high-performance, low-power, compact 32-bit core designs for custom system-on-a-chip SoC applications. All of these core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals. These cores have been licensed by eighty six licensees including Zoran, Atheros, Lantiq, Microchip Technology, Renesas Electronics, MStar and others, and are broadly utilized in SoCs shipping in production today, both as the main processor or as subsystem controllers in SoCs using multiple processor cores.

MIPS32 24K Cores.    The 24K core family started shipping in fiscal 2004 and is designed to be scalable to future generations of silicon process technology. The 24KE core leverages the high performance 24K microarchitecture and efficiently adds Digital Signal Processing (DSP) functionality. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE cores have been licensed to fifty-eight companies, including Atheros, Broadcom, Lantiq, Trident, Toshiba, Ralink, Sigma Designs, Renesas Electronics, Broadlight, Cisco Systems and others.

MIPS32 34K Cores.    In September 2005, we started shipping the 34K core family, which provides both the DSP and multithreading (MT) ASEs. The 34K core family’s MT capabilities allow the user to take advantage of the fact that embedded systems run multiple program tasks or threads of execution in parallel, and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by twenty two companies, including Broadcom, Mobileye, MStar, PMC-Sierra, Wintegra and others.

MIPS32 74K Cores.    In May 2007, we introduced the 74K core family as the industry’s first fully synthesizable processors to surpass 1 GHz using industry standard libraries and EDA flows. The 74K core family is based on MIPS’ next-generation superscalar microarchitecture with out-of-order instruction dispatch. The distinguishing feature of the 74K family is that it provides all the essential advantages for high-performance SoC design, while significantly reducing overall die area, and cost. To date, the 74K family has been licensed by twenty one companies, including Broadcom, Lantiq, Renesas Electronics, Sigma Designs and others.

MIPS32 1004K Cores.    In April 2008, we introduced the 1004K Coherent Processing System (CPS) as the industry's first multi-threaded multiprocessor IP core. Incorporating multi-threading in each core in a coherent multi-core architecture enables the 1004K multiprocessor to surpass the performance of multi-core systems based on single-threaded processor cores. This performance boost essentially is “free” in both hardware and software, as the additional hardware threads in the cores are minimal in size relative to a typical SoC design, and multi-threading makes use of the same Symmetric Multiprocessing (SMP) versions of operating systems and software programming models as coherent multi-core platforms. The 1004K cores have been licensed by eleven companies, including Mobileye, PMC-Sierra, ViXS and others.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely-used target for software and other collateral products. MIPS maintains the architectural standard and evolves it in a manner consistent with advancing needs, while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers, while providing real opportunity to build for advanced needs. There are a total of eighteen active architecture licenses at companies including Broadcom, Cavium Networks, Netlogic Microsystems, Renesas Electronics, Sony, Toshiba and The Institute of Computing Technology of the Chinese Academy of Sciences.

microMIPS Instruction Set Architecture.   The new microMIPS instruction set architecture (ISA) was introduced to the market in November 2009, and is the basis for MIPS’ new M14K cores which began shipping in March 2010. The microMIPS ISA was developed specifically to provide a high level of code compression without any loss in MIPS32 performance, a major requirement and advantage for microcontroller and embedded system SoC developers to reduce cost. microMIPS maintains 98% of MIPS32 performance while reducing code size by 35%, translating to significant silicon cost savings. The microMIPS ISA is backward compatible, enabling reuse of optimized MIPS micro-architecture.

Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as additional features to use in designing processors. The ASE may also be incorporated into MIPS cores to provide extended capability for code compression, 3D graphics, security, DSP math functions, multi-threading and multi-core applications.

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include development and improvement of the Linux kernel for the range of MIPS architectures, including MIPS32, MIPS64 and microMIPS. MIPS Technologies contributes to the open source community, offering optimizations and updates to the MIPS Linux kernel available for download at www.linux-mips.org. MIPS Technologies has entered into a strategic relationship with Timesys to distribute the latest version of the Linux distribution kit. Support for Linux distribution is also available from our partners, MontaVista Software and Wind River. CodeSourcery, in partnership with MIPS Technologies, provides releases and support of the development software programs for the MIPS architecture, including microMIPS. MIPS provides our customers with a comprehensive set of tools for SoC development and pre-silicon software test and validation, including the System Navigator™ debug system, MIPS Navigator ICS (Integrated Component Suite) software development utilities and system engineering boards.

Internally and with partners, MIPS is actively optimizing and developing solutions for the Android operating system. Android on MIPS source code is available for developers to download from www.mipsandroid.org.  MIPS is also a member of the Open Handset Alliance, a community of companies promoting and contributing to development of Android.

Markets and Applications

The primary markets addressed by our actual and potential customers include:

Digital Consumer Products.    Together with our existing semiconductor licensees, we license our products into solutions for a wide variety of sophisticated, high-volume, digital consumer products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables, from satellites or via the Internet. As worldwide standards for transmission move to digital, enabling better frequency spectrum utilization, STB performance demands are increasing. As such, STBs are becoming sophisticated digital appliances with features like high-definition, video-on-demand, personal video recording and internet video access, which has driven performance requirements as well as multiple connectivity standards such as Ethernet, MOCA (Media over Coax), Wireless, USB and HDMI. MIPS-Based silicon is included in systems by Motorola, Pace, Pioneer, TiVo, and Cisco. Our licensees in this market include Broadcom, Cisco, Entropic, Haier, Motorola, Renesas Electronics, Trident, Sigma Designs, Toshiba and Zoran.

Automotive Driver Assistance, Navigation and Infotainment Products.    These applications provide a new level of visual information, from sources such as global positioning systems (GPS), with mapping and routing, traffic congestion and other useful information for travelers. Other products provide advanced driver assistance for accident prevention and mitigation, with functionality such as forward collision warning, lane departure warning, and headway monitoring/warning. Sophisticated displays require substantial processing power as well as fast GPS lock time to render the display in real-time. Driver assistance applications require real-time responsiveness and reliability that will help reduce accidents and make roads safer. Companies such as Mobileye, Renesas Electronics, NetLogic Microsystems and Toshiba are supplying MIPS-Based chips for these applications.

Video Games.    Video games represent a highly specialized high-volume opportunity, which is served by our design rights licensees such as Renesas Electronics, Sony and Toshiba. Key design wins in this market include the Sony PSP.

Digital Television.    As the world shifts from analog to digital transmission of television programming, the SoCs used in digital televisions are upgrading to 32-bit processors. Licensees such as Broadcom, Haier, Renesas Electronics, Sigma Designs, Trident, Toshiba and Zoran provide SoCs to LG, Philips, Samsung, Sharp, Sony, Toshiba, Vizio, Panasonic and other digital television OEMs.

Broadband Products.    High-speed connectivity to networks outside the enterprise is becoming increasingly important for businesses as well as home users. Products that provide such connectivity include cable modems, DSL modems, 802.11 wireless ICs, 802.16 WiMax ICs and PON. Approximately 1.8 billion people currently have Internet access. According to industry forecasts, there will be approximately 2.2 billion Internet users by 2013. Access points must handle fast data, voice and video with the lowest possible latency and next-to-perfect up-time. Other burdens include user authentication, link security and data encryption. Our licensees in this market include Atheros, Broadlight, Broadcom, Ikanos, Infineon Technologies, Metalink, Ralink and Texas Instruments.

Digital Cameras.    Digital Still Cameras (DSCs) and Digital Video Cameras (DVCs) perform many computations beyond just compressing the captured image. This includes auto-focus, aperture and speed selection based on various light metering schemes, as well as possible lens distortion corrections and other image processing. The menu graphics, font rendering, USB interface and battery charge monitoring all draw on MIPS processor offerings. Licensees in this market include Megachips, Sony, Toshiba and Zoran.

Mobile Handsets.    Mobile handsets are a new market for MIPS Technologies. Prior to the introduction of the Google developed Android platform, there were technological and competitive barriers to entry for MIPS in mobile handsets. However, with the industry migrating toward 4G data networks and the architecture-neutral Android platform, those barriers have been removed. There are several entry points for MIPS in mobile handsets, including the baseband processor and applications processor. MIPS has several customers developing baseband and applications processors for mobile handsets based on MIPS technology.

Business Products.    We and our licensees have also developed solutions for corporate and industrial applications.

Office Automation Products.    MIPS-Based processors are being used in high-end and mid-range office automation applications, such as laser printers and multifunction printers with products from K-micro, Marvell Semiconductor, Renesas Electronics, PMC-Sierra and Toshiba.

Networking Equipment.    The MIPS architecture is a leading architecture in networking routers and switches. Our licensees, including Cavium Networks, NetLogic Microsystems and Wintegra, supply chips based on our technology to Cisco Systems, Extreme Networks, Huawei, Juniper Networks, Nortel Networks, Lucent and others.

Microcontrollers.    32-bit microcontrollers (MCUs) are increasingly becoming important alternatives to 8-bit and 16-bit MCUs. MCUs are moving to standard 32-bit processor IP for support of embedded peripherals such as USB, LCD controllers, audio codecs with on board flash and RAM memory blocks. Industrial control, office automation, home appliances, automotive, peripheral controllers for consumer electronics and smart cards are the dominant markets addressed by these off-the-shelf standard products. Some of our licensees serving this market include Microchip Technology, Maxim, Toshiba and Zoran.

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors and related technology solutions in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly skilled engineers who possess significant experience in the design and development of complex processors. We use this base of experience, and the technologies that we have developed, to enhance our product offerings and value propositions, and to develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable IP blocks. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, cost-effective and low-power customized products more quickly to their customers.

Our research and development expenses were $24.3 million in fiscal 2010, $21.5 million in fiscal 2009 and $30.2 million in fiscal 2008. As of June 30, 2010, our engineering staff involved in engineering design services and research and development activities totaled 81 employees. As business conditions dictate, we adjust the level of technical personnel for our engineering activities. We conduct the majority of our research and development activities in our Sunnyvale, California headquarters. We have smaller design teams in other locations in the United States and Asia.

Sales and Marketing

We reach our customers through different sales channels, consisting of:

Direct Sales.    We have an internal sales force that calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical pre-sale assistance to our customers and potential customers. Most of MIPS’ licenses are derived from this sales force.

 Sales Agents.    From time to time we employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success.  Sales from Sales Agents do not constitute a material portion of our revenues.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include ASIC companies such as K-micro and Renesas Electronics, and design services companies such as Avnet ASIC Israel, CSMC, Inc., Open-Silicon, Socle Technology Corporation and Wipro Limited.  Sales from indirect channels do not constitute a material portion of our revenues.

In addition to these sales channels, we track the use of products based on MIPS IP by a variety of system OEMs in the embedded market. A number of digital consumer and business products incorporate MIPS IP, including broadband devices from Linksys, DTVs and digital consumer devices from Sony, DVD recordable devices from Pioneer, digital set-top boxes from Motorola, network routers from Cisco, 32-bit microcontrollers from Microchip Technology and laser printers from Hewlett-Packard.  We participate in various sales and technical efforts directed to system OEMs, and our strategic marketing organization is focused on building value and brand awareness of MIPS among system OEMs. These efforts may result in direct license agreements from these OEMs, or in the OEMs expressing a preference or requirement for MIPS-Based SoC solutions from their semiconductor suppliers.

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

In fiscal 2010, 2009, and 2008, we had one customer, Broadcom, that accounted for more than 10% of our revenue. The revenue derived from Broadcom was primarily from royalties. For further discussion, please see “Revenue” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We own more than 550 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2010 to after 2028. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS' designs, architectures and extensions are subject to patent, trade secret, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M14K, M14Kc, M4K, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, 1004K, 1004Kc, 1004Kf, microMIPS, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries.

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

Our processors and cores compete with those of ARM Holdings plc, Tensilica Incorporated, ARC processor solutions from PowerPC, a product family developed and marketed by AMCC, IBM Corporation and Freescale Semiconductor. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

To remain competitive, we must continue to differentiate designs from those available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees.

Employees

As of June 30, 2010, we had 141 employees. Of this total, 81 were engineers involved in engineering design services and in research and development, 36 were in sales and marketing and 24 were general and administrative employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry.

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

For financial information regarding revenue derived from our international licensees, and assets outside the United States, see “Note 17 Operating and Geographic Segment Information” under Notes to Consolidated Financial Statements.

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

Our financial results could be negatively impacted by economic conditions.  The U.S. economy and other global economies entered into a recession in our fiscal 2009.  While global economic conditions appear to be stabilizing, we cannot predict when or the extent to which they will improve. The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  In addition, although recovering, the semiconductor industry still faces certain economic challenges, and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, which have recently deteriorated significantly in many countries and regions, including the United States, and may remain depressed indefinitely. Contract revenues depend on the willingness of our potential customers to invest in new products, and may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, recent economic volatility could lead to a number of follow-on effects on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

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

Revenue from our five largest customers represented 43% and 38% of our net revenue in the fiscal years ended June 30, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

We may not be able to maintain or increase revenue from certain of our key customers for a variety of reasons, including the following:

•	our agreements with our customers typically do not provide for minimum royalties;

•	many of our customers have pre-existing or concurrent relationships with our current or potential competitors that may affect the customers’ decisions to purchase our products; and

•	some of our customers face intense competition from other manufacturers that do not use our products.

The loss of a key customer, a reduction in the contractual royalty rate of a customer based on volume or the passage of time, a reduction in royalty units used by any key customer, a significant delay in our customers’ product development plans or our inability to attract new significant customers could adversely impact our revenue and our results of operations.

Our financial results are subject to significant fluctuations that could adversely affect our stock price.    Our financial results may vary significantly due to a number of factors. In addition, our revenue components are difficult to predict and may fluctuate significantly from period to period. Because our revenues are somewhat independent of our expenses in any particular period, it is difficult to accurately forecast our operating results. Our operating expenses are based, in part, on anticipated future revenue and a very high percentage of our expenses are fixed in the short term. As a result, if our revenue is below expectations in any quarter, the adverse effect may be magnified by our inability to adjust spending in a timely manner to compensate for the revenue shortfall. Therefore, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be a good indication of our future performance. It is possible that in some future periods our results of operations may be below the expectations of securities analysts and investors. In that event, the price of our common stock may fall.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year our contract revenue decreased by 23%, 8% and 9% in fiscal 2008, 2009 and 2010 respectively. We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which generally range from 4 to 7 years.  The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was 54% in fiscal 2008, 32% in fiscal 2009 and 51% in fiscal 2010 of our total license and contract revenue. Total contract revenue from unlimited use license agreements was $13.0 million in fiscal 2010 as compared with $8.8 million in fiscal 2009. Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our fiscal 2010 and 2009, 59% and 54% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

Our ability to achieve design wins may be limited unless we are able to develop enhancements and new generations of our intellectual property.  Our future success depends, in part, on our ability to develop enhancements and new generations of our processors, cores or other intellectual property that satisfy the requirements of specific product applications and introduce these new technologies to the marketplace in a timely manner. If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of specific product applications, our ability to achieve design wins may be limited. Our failure to achieve a significant number of design wins would adversely affect our business, results of operations and financial condition.

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

We depend on our key personnel to succeed and have transitioned to a new Chief Executive Officer.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. John Bourgoin, the Company’s former President and Chief Executive Officer retired at the end of 2009.  Sandeep Vij was appointed President and CEO effective January 25, 2010.  The transition to a new Chief Executive Officer could distract our existing management team and may lead to potential changes in corporate strategy.   These changes may negatively impact our ability to meet key objectives, such as timely and effectively achieving project milestones and product introductions, which could adversely affect our business, results of operations and financial condition.  In addition, we cannot assume that we will retain other key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.

We rely on the efforts of third parties to enhance our technology offerings, and an inability to develop or maintain relationships with these parties would harm our ability to remain competitive.  We have developed relationships with third parties, including software developers, development tools providers, and third party IP suppliers, pursuant to which these parties provide operating systems, tool support, reference designs and other services that support the MIPS-based ecosystem for our licensees. We believe that these relationships enhance the attractiveness of our technology and improve our ability to achieve design wins.  If we are unable to develop or maintain these relationships, or if a product is discontinued by an existing ecosystem partner, our ability to achieve design wins in the future may be limited and our ability to remain competitive would be harmed.  In addition, the inability to maintain an attractive MIPS-based ecosystem could adversely affect our business, results of operations and financial condition.

    If we do not succeed on key platforms, including Android, our ability to compete and grow may be adversely impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of key platforms, such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, if we fail to achieve a significant number of design wins with respect to new platforms like Android, our medium to longer term revenue growth may be adversely impacted. Furthermore, even if we are successful in developing technologies based on Android or other key platforms, those platforms may not be widely adopted in the industry, which may also limit our growth opportunities.

If we do not succeed in the mobile handset market, our medium to long term revenue growth may be adversely impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile handsets.  We are committing resources towards research and development efforts for this market.   If our development efforts are not successful or are significantly delayed, or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in the mobile handset market may be limited. If we fail to license our technology to a significant number of customers in the mobile handset market, our medium to long term revenue growth may be adversely impacted.

Our business depends on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.   Our receipt of royalties from our licenses depends on our licensees incorporating our technology into their products, bringing those products to market, and the success of those products in the market. In the case of our semiconductor licensees, the amount of such sales is further dependent upon the sale of the products by their customers into which our licensees’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

•	the competition these companies face and the market acceptance of their products;

•	the engineering, marketing and management capabilities of these companies and technical challenges unrelated to our technology that they face in developing their products; and

•	their financial and other resources.

Because we do not control the business practices of our licensees and their customers, we have little influence on the degree to which our licensees promote our technology and we do not set the prices at which products incorporating our technology are sold.  Further, the royalty revenues we report in any given quarter represent licensee and customer shipments one quarter in arrears, and we have very little visibility into our licensees’ and customers’ shipping of products incorporating our technology.

We rely on our licensees to correctly report to us the number or dollar value of products incorporating our technology that they have sold, as these sales are the basis for the royalty payments that they make to us. We have the right under our licensing agreements to perform a royalty audit of the licensee’s sales so that we can verify the accuracy of their reporting, and if we determine that there has been an over-reported or under-reported amount of royalty, we account for the results when they are identified.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in these methods, estimates, and judgments could significantly affect our results of operations.

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

We may be subject to claims of infringement.  Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements.  We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with the use of our technology. Any claims, even those without merit, could be time consuming to defend, result in costly litigation and/or require us to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on acceptable terms to us or at all. A successful claim of infringement against us or one of our licensees in connection with its use of our technology could adversely affect our business.

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

Even if we were to prevail, any litigation or claim for indemnification could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could have a material adverse effect on us.

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

We may be subject to claims and liabilities in connection with the sale of our discontinued business.  In connection with the sale of our Analog Business Group to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.

In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

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

The market value of our investment portfolio is exposed to fluctuations in interest rates and changes in credit ratings which could have a material adverse impact on our financial condition and results of operations.  Our cash and cash equivalents and short term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit ratings and various financial market conditions. The global credit and capital markets have experienced significant volatility and disruption due to the instability in the global financial system and the current uncertainty related to global economic conditions.

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

 We are subject to certain affirmative and negative covenants which could restrict our ability to operate our business.    We have a revolving credit facility with Silicon Valley Bank that is currently not in use.  This facility is secured by virtually all of our assets, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business and may prevent us from taking advantage of opportunities that are otherwise available to us or could cause an earlier acceleration of the facility.  Any future incurrence of debt under the facility could adversely affect our operating results and financial condition.  In addition, we may not be able to obtain favorable credit terms related to any debt that we may incur in the future.

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

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. For additional information regarding intellectual property litigation, see Part I, Item 1A. Risk Factors—“We may be subject to claims of infringement.”

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2010.

Item 4A.        Executive Officers of the Registrant.

Our executive officers and their ages as of June 30, 2010, were as follows:

Name	Age	Position
Sandeep Vij	44	Chief Executive Officer and President
Maury Austin	52	Chief Financial Officer
Brad Holtzinger	48	Vice President, Worldwide Sales
Ravikrishna Cherukuri	45	Vice President, Engineering
Art Swift	51	Vice President, Marketing
Gail Shulman	49	General Counsel

Sandeep Vij has served as our Chief Executive Officer and our President since January 2010.  He has more than 20 years of senior-level management and marketing experience in the semiconductor industry.   Prior to assuming his current position, Mr. Vij served as Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks from February 2009 to January 2010 and VP of Strategic Markets and Business Development of Cavium Networks from May 2008 through February 2009.  From 1996 to April 2008, Mr. Vij was on the executive staff of Xilinx Inc., a digital programmable logic manufacturer. From 2007 to 2008 he served as VP of Worldwide Marketing, Services and Support at Xilinx. From 2001 to 2007, he served as VP of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as VP and GM, General Products Division at Xilinx where he held profit and loss responsibility for their high-volume Field Programmable Gate Array (FPGA) products.  Mr. Vij worked at Altera Corp. in a variety of marketing and management roles. Mr. Vij serves on the board of directors of Coherent, Inc., a laser and photonics company.

Maury Austin has served as our Chief Financial Officer since March 2008. He has more than 25 years of corporate finance experience including executive positions at Apple Computer and General Electric Company. Mr. Austin served as SVP & CFO of Portal Software, Inc. from June 2005 until its acquisition and integration into Oracle Corporation in November 2006. Prior to Portal, Mr. Austin was SVP and CFO for Southwall Technologies from 2004 to 2005. Prior to his employment with Southwall Technologies, Inc., Mr. Austin was SVP and CFO for Vicinity Corporation from 2000 until its acquisition by Microsoft Corporation in 2003.  Prior to 2000 Mr. Austin held executive positions at Apple Computer and General Electric.

Brad Holtzinger has served as our Vice President, Worldwide Sales since October 2005. Mr. Holtzinger served as Vice President of Sales for the Americas region from July 2004 to October 2005 and as Director of Sales for the Americas from May 2003 to July 2004. Mr. Holtzinger joined us in December 2001 and served as the Director of Systems Solutions until May 2003.

Ravikrishna Cherukuri has served as our Vice President, Engineering since March 10, 2010.  He has more than 20 years of senior-level management and engineering experience in the semiconductor industry.  Prior to assuming his current position, Mr. Cherukuri was Co-founder and VP of Engineering of Sonoa Systems, an infrastructure provider of analytics, management and governance solutions for cloud services and Application Programming Interfaces (APIs) from July 2004 to July 2008.  Prior to that, from May 1998 to May 2004, Mr. Cherukuri was on the founding team and managed Application Specific Integrated Circuit (ASIC) and hardware development for Siara Systems, acquired by Redback Networks.  Mr. Cherukuri was a key designer of AMD’s K6 microprocessor and also led the K7 chipset (irongate) development effort from May 1991 to May 1998.  Earlier in his career, Mr. Cherukuri held engineering position with HCL Infosystems, working on architecture and implementation of the company’s flagship Magnum multiprocessor platform.

 Art Swift has served as Vice President of Marketing since March 2009.  He has more than 20 years of experience in marketing and executive management for semiconductor and processor IP companies.  Before assuming his current position, Mr. Swift was President and CEO of Unidym, Inc., a supplier of nanotechnology solutions and a majority held subsidiary of Arrowhead Research Corporation, from June 2007 to December 2008. Prior to that, from March 2005 to January 2007, Mr. Swift was President and CEO and a member of the Board of Directors of Transmeta Corporation, a provider of low-power microprocessors and IP. He also held the position of senior vice president of marketing for Transmeta from March 2003 to March 2005. Earlier in his career, Mr. Swift held management and engineering positions with Cirrus Logic, Sun Microsystems, Digital Equipment, Bipolar Integrated Technology, and Fairchild Semiconductor.

Gail Shulman has served as General Counsel since February 2009.  Ms. Shulman joined MIPS in November of 1999 and has held various positions in the Legal Department, including serving as Associate General Counsel and Assistant Corporate Secretary prior to her appointment as General Counsel.  Prior to that, she was the senior corporate lawyer for Axil Computer (a subsidiary of Hyundai Electronics) and had worked for Thelen, Reid, Brown, Raysman & Steiner.

 There are no family relationships between any of our executive officers.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2010
Fourth Quarter	$5.50	$4.25
Third Quarter	$4.65	$3.60
Second Quarter	$4.49	$3.56
First Quarter	$3.89	$2.74

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2009
Fourth Quarter	$3.92	$2.89
Third Quarter	$3.07	$1.05
Second Quarter	$3.24	$1.01
First Quarter	$4.01	$3.37

As of August 31, 2010, there were approximately 3,567 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock to The NASDAQ Stock Market Composite Index—U.S. and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our common stock and in each index on June 30, 2005. No dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MIPS Technologies, Inc., the NASDAQ Composite Index
and the RDG Semiconductor Composite Index

$140
$120
$100
$80
$60
$40
$20
$0
6/05
6/06
6/07
6/08
6/09
6/10
MIPS Technologies, Inc.
NASDAQ Composite
RDG Semiconductor Composite

Item 6.	Selected Consolidated Financial Data.

You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended June 30, 2010, 2009, 2008, 2007 and 2006, and the selected consolidated balance sheet data as of June 30, 2010, 2009, 2008, 2007 and 2006, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years.

	Fiscal year ended June 30,
	2010 (1)	2009(1)	2008(1)	2007	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$45,665	$42,521	$45,593	$44,422	$36,675
License and Contract revenue	25,291	27,672	29,984	38,888	27,379
Total revenue	70,956	70,193	75,577	83,310	64,054
Operating expenses:
Cost of sales	894	667	1,833	1,663	1,246
Research and development	24,330	21,496	30,150	33,068	27,104
Sales and marketing	15,780	11,015	17,874	22,255	18,455
General and administrative	13,564	15,523	19,588	20,960	12,229
Acquired in-process research and development (2)	—	—	—	—	570
Impairment of acquired intangible assets (3)	—	—	1,704	—	—
Restructuring	696	659	1,559	—	—
Total operating expenses	55,264	49,360	72,708	77,946	59,604
Operating income	15,692	20,833	2,869	5,364	4,450
Other income (expense), net	210	(2,381)	(4,113)	6,470	4,373
Income (loss) before income taxes	15,902	18,452	(1,244)	11,834	8,823
Provision (benefit) for income taxes	3,274	7,529	(3,811)	3,351	(2,198)
Income (loss) from continuing operations	12,628	10,923	(5,055)	8,483	11,021
Gain (loss) from discontinued operations, net of tax	214	(22,059)	(126,780)	—	—
Gain on disposition, net of tax	—	1,698	—	—	—
Net income (loss)	$12,842	$(9,438)	$(131,835)	$8,483	$11,021
Net income (loss) per share, basic – continuing operations	$0.28	$0.24	$(0.11)	$0.19	$0.26
Net income (loss) per share, basic – discontinued operations	$0.00	$(0.45)	$(2.89)	$—	$—
Net income (loss) per share, basic	$0.28	$(0.21)	$(3.00)	$0.19	$0.26
Net income (loss) per share, diluted – continuing operations	$0.27	$0.24	$(0.11)	$0.18	$0.25
Net income (loss) per share, diluted – discontinued operations	$0.01	$(0.45)	$(2.89)	$—	$—
Net income (loss) per share, diluted	$0.28	$(0.21)	$(3.00)	$0.18	$0.25
Shares used in per share calculations:
Basic	45,477	44,634	43,964	43,516	42,894
Diluted	46,371	44,935	43,964	45,891	44,611
	June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents & short term investments	$52,361	$44,507	$12,713	$119,039	$101,481
Working capital (deficiency)	42,050	30,664	(10,214)	133,314	117,251
Total assets (4)	70,907	63,406	36,688	174,862	147,939
Total long-term liabilities	6,116	17,416	8,443	5,726	2,966
Total stockholders’ equity	46,108	26,661	44,920	149,882	133,230

(1)
Consolidated statement of operations data for 2010, 2009 and 2008 for the Analog Business Group (ABG) has been classified as discontinued operations for the period from August 27, 2007 through June 30, 2010.  On May 7, 2009, we divested ABG.

(2)	Acquired in-process research and development expenses are in connection with the First Silicon Solutions, Inc. acquisition in 2006.

(3)	Represents impairment charges recorded to write down the carrying value of acquired intangible assets in 2008. See Note 5 of the Notes to Consolidated Financial Statements.

(4)	Total assets at June 30, 2009 and 2008 excludes amounts classified as assets of discontinued operations in the amounts of $4.5 million and $116.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2010. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Introduction

 MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular products for the home entertainment, communications, networking and portable multimedia markets. With more than 125 worldwide customers, MIPS’ products are broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies. We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for processor architectural and product rights, as well as royalties based on processor unit shipments. The majority of the license fees are for existing IP and the revenue recognition associated with the delivery of the IP is generally immediate.

Overview

Our fiscal 2010 revenue increased by $0.8 million over the prior year.  Total fiscal 2010 revenue of $71 million increased 1.1% from the $70.2 million reported in the prior fiscal year.

Royalty revenue in fiscal 2010 was $45.7 million, an increase of 7.4% from the $42.5 million reported during fiscal 2009.  Total royalty units reported in fiscal year 2010 were 510 million or 19 percent higher than the 427 million units reported in fiscal 2009.   The impact of the increase in units reported in fiscal year 2010 was offset in part by a decrease in the average per unit royalty rate on chips sold by our licensees.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our fourth quarter represented our customer shipments from the quarter ended March 31, 2010.

Contract and license revenue in fiscal 2010 was $25.3 million, a decrease of 8.6% from the $27.7 million in the prior fiscal year.  The global economic slowdown contributed to the decrease for the year, but our license and contract revenue showed significant growth in the fourth quarter of fiscal 2010, increasing to $10.9 million as compared to $4.9 million in the same period of the prior year.  In fiscal 2010, we completed 37 new license agreements compared to 31 in the prior year.

We ended our fiscal 2010 with cash and cash equivalents and short term investments of $52.4 million, up approximately $7.9 million from June 30, 2009. The increase was primarily due to positive net income excluding non-cash items.  Our overall increase in cash and short term investments was partially offset by the repayment of $12.8 million in debt in fiscal 2010, resulting in the company having no debt obligations subsequent to the repayments in April 2010.

Our operating expense in fiscal 2010 was $55.3 million, including a restructuring charge of $0.7 million as compared to our operating expense of $49.4 million in fiscal 2009, also including a restructuring charge of $0.7 million.  The increase in operating expenses primarily resulted from additional software and tool development costs for Android and mobile related end applications as well as higher commission and bonus costs as company exceeded certain financial targets for the year.

We recorded a $3.3 million benefit to our income tax provision during fiscal 2010 consisting mainly of U.S. state, foreign tax, and withholding tax expenses.

In fiscal 2011, we plan to continue our moderate investments in Android and mobile technologies and ecosystems offset to a degree by lower spending in the general and administrative areas.  We believe Android and mobile technologies can provide MIPS with strong medium to longer term revenue growth potential as these technologies will require more processor computing capabilities – an area where MIPS has had a historical competitive advantage.

Discontinued Operations

In connection with the sale of our Analog Business Group (ABG) to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenue	$ —	$19,729	$29,222
Expenses	214	(40,534)	(58,771)
Impairment of goodwill and acquired intangible assets	—	—	(101,403)
Restructuring expense	—	(6,813)	—
Gain (loss) from discontinued operations, before tax	214	(27,618)	(130,952)
Tax benefit of discontinued operations	—	(5,559)	(4,172)
Gain (loss) from discontinued operations, net of tax	$ 214	$(22,059)	$(126,780)

In the fourth quarter of 2008, we conducted our annual impairment test of goodwill. As a result of this analysis, we concluded that the carrying amount of goodwill assigned to our ABG segment (discontinued operation in fiscal 2009 based on our divestiture) exceeded the implied fair value and recorded an impairment charge of approximately $88.9 million, which is included in the caption “Loss from discontinued operations, net of tax” in our 2008 consolidated statement of operations. The impairment charge was determined by comparing the carrying value of goodwill assigned to the reporting unit (ABG Segment) as of June 30, 2008, with the implied fair value of the goodwill. We considered both the income and market approaches in determining the implied fair value of the goodwill, which required estimates of future operating results and cash flows of the reporting unit discounted using estimated discount rates ranging from 18 percent to 24 percent. The estimates of future operating results and cash flows were principally derived from an updated long-term financial forecast, which is developed as part of our strategic planning cycle conducted annually during our fourth quarter. The decline in the implied fair value of the goodwill and resulting impairment charge was primarily driven by the softening overall market for IP and delays experienced in realizing expected synergies resulting in our updated long-term financial forecasts showing lower estimated near-term and longer-term profitability compared to estimates developed at the time of the completion of the acquisition. The updated long-term financial forecast used represented the best estimate that the Company’s management had at June 30, 2008 and the Company believed that its underlying assumptions were reasonable.

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

The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2010	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued liabilities	$—	$4,479
Liabilities:
Indemnification and founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	26	1,496
Total liabilities of discontinued operations	$26	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 have been paid in fiscal 2010 and primarily related to severance costs.  In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries, and our remaining liability at June 30, 2010 consists of remaining administrative costs relating to the closure of certain foreign operations.  The payments and receipts relating to discontinued operations have been reflected as cash outflows from discontinued operations in our Statement of Cash Flows for all periods presented.

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

 Revenue Recognition.

 Royalty Revenue.

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when they are resolved.

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

For contracts that we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

 Maintenance and Support.

Certain arrangements also include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.7 million, $3.2 million and $3.7 million in fiscal 2010, 2009 and 2008, respectively.

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

We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. At June 30, 2010 and June 30, 2009, we had gross unrecognized tax benefits of $4.2 million and $3.8 million, respectively.

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

Short-term Investments.

Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.

Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4 to our Notes to Consolidated Financial Statements).  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses, if any, are recorded on the specific identification method and are included in interest and other income, net.

We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. In addition, we consider: 1) our intent to sell the security, 2) if we intend to hold the security, whether it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date.

Stock-Based Compensation.

We recognize stock compensation expense for all share-based payments to employees, including grants of employee stock options in our financial statements based on the fair value of the grants. For awards of restricted stock and restricted stock units, we measure compensation expense at grant date based on the estimated fair value of the award, reduced by expected forfeitures, and generally recognize the expense on a straight line basis over the expected requisite service period.  For options granted, the fair value is estimated at the date of grant using a Black-Scholes option pricing model with weighted average assumptions for the activity under our stock plans. Option pricing model assumptions such as expected term, expected volatility, and risk-free interest rate, impact the fair value estimate. Further, the forfeiture rate impacts the amount of aggregate compensation. These assumptions are subjective and generally require significant analysis and judgment to develop. When estimating fair value, some of the assumptions will be based on or determined from external data and other assumptions may be derived from our historical experience with share-based payment arrangements. The appropriate weight to place on historical experience is a matter of judgment, based on relevant facts and circumstances.

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

We currently estimate volatility by considering our historical stock volatility.

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

Results of Operations—Years Ended June 30, 2010, 2009 and 2008

Our results of continuing operations are discussed below.  See Note 6 of the Notes to Consolidated Financial Statements for additional details on our discontinued operations.

Revenue.    Total revenue primarily consists of royalties, license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology, associated maintenance agreements and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2010, 2009 and 2008 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2010	2009	Change in Percent 2009-2010	2008	Change in Percent 2008-2009
Revenue
Royalties	$45.7	$42.5	7%	$45.6	-7%
Percentage of Total Revenue	64%	61%		60%
License and Contract Revenue	$25.3	$27.7	-9%	30	-8%
Percentage of Total Revenue	36%	39%		40%
Total Revenue	$71	$70.2	1%	$75.6	-7%

Fiscal 2010 compared to fiscal 2009.     The 7% increase in royalties resulted from an increase in units reported to 510 million in fiscal 2010 compared to 427 million in fiscal 2009.  The 19% growth in unit volume was partially offset by a decrease in average selling price as certain customers met time or volume based discount levels in their contracts.  The 9% decrease in contract revenue was primarily due to the global economic slowdown during the year, but our license and contract revenue showed significant growth in the fourth quarter of fiscal 2010, increasing to $10.9 million as compared to $4.9 million in the same period of the prior year. There were 37 new agreements in fiscal 2010 compared to 31 in fiscal 2009.

Fiscal 2009 compared to fiscal 2008.     The 7% decrease in royalties primarily resulted from a decrease in average selling price as several customers met higher time or volume discount levels in their contracts.  The 8% decrease in contract revenue is due to the global economic slowdown and a decrease in our average selling price of licenses in 2009. There were 31 new agreements executed in fiscal 2009 compared to 25 in fiscal 2008.

In the periods presented we entered into a number of unlimited use license agreements with some of our customers under which customers generally pay a larger fixed up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which typically can be up to 8 years. We recognized all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was $13.0 million in fiscal 2010 as compared with $8.8 million in fiscal 2009.  Contract revenue from unlimited use license agreements was $8.8 million in fiscal 2009 as compared with $16.3 million in fiscal 2008.  The yearly fluctuations can be significant and are primarily driven by the timing of renewals on unlimited use license agreements with existing customers.

International revenue accounted for approximately 59% of our total revenue in fiscal 2010, 54% of our total revenue in fiscal 2009 and 50% of our total revenue in fiscal 2008. The majority of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

In 2010, 2009 and 2008, we have one customer that accounted for 16%, 19%, and 18% of our revenue, respectively.

Costs and Expenses.    Our costs and expenses in fiscal 2010, 2009 and 2008 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2010	2009	Change in Percent 2010-2009	2008	Change in Percent 2008-2009
Cost and Expenses
Cost of Sales	$0.9	$0.7	34%	$1.8	-64%
Research and Development	$24.3	$21.5	13%	$30.2	-29%
Sales and Marketing	$15.8	$11.0	43%	$17.9	-38%
General and Administrative	$13.6	$15.5	-13%	$19.6	-21%
Impairment of acquired intangible assets	$—	$—	—	$1.7	—
Restructuring	$0.7	$0.7	6%	$1.6	-58

Cost of Sales.    Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.  In fiscal 2008, our cost of sales also included amortization of intangible assets used to deliver the associated developed technologies.

Fiscal 2010 compared to fiscal 2009.    The increase in cost of sales is primarily due to additional engineering labor and overhead costs associated with larger customized customer projects in fiscal 2010 compared to fiscal 2009.

Fiscal 2009 compared to fiscal 2008.    The decrease in cost of sales in fiscal 2009 over fiscal 2008 is due to impairment of acquired intangible assets that the company recorded in June 2008.  In connection with that impairment charge, we wrote off certain acquired intangible assets being charged to our cost of sales.

Research and Development.    Research and development expenses include salaries and contractor and consultant fees, as well as costs related to workstations, software, and computer aided design tools utilized in the development of new technologies. The costs we incur with respect to internally developed technology and engineering services are included in research and development expenses as they are incurred and are generally not directly related to any particular licensee, license agreement or license fee.

Fiscal 2010 compared to fiscal 2009.    Research and development expenses in fiscal 2010 increased by $2.8 million compared to fiscal 2009. Our 2010 research and development costs increased by $1.5 million due to higher bonus expense as the company exceeded certain financial targets for the year.  In addition, we increased outside services spending by $1.2 million for additional software and tool development costs for Android and mobile related end applications.  Our salary expense also increased by $0.7 million due to the mix and timing of hiring of our engineering team.  These increases were partially offset by a $0.5 million reduction in depreciation and facilities expenses primarily resulting from lower rent in connection with our headquarter relocation in May 2009 and $0.1 million reduction in stock compensation expenses due to lower average grant date fair value of options as compared to prior years.

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

Our research and development staff totaled 81 employees at June 30, 2010 and June 30, 2009 as compared to 90 employees at June 30, 2008.  At June 30, 2008, we had 315 research and development staff from discontinued operations.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2010 compared to fiscal 2009. Our sales and marketing expense increased by $4.8 million in fiscal 2010 compared to fiscal 2009.  As a result of our sales teams’ focus on selling our processor products with the divestiture of ABG the costs increased by $3.4 million.  The increase in sales cost was due to commissions and bonus expense increasing by $1.0 million as the company exceeded certain sales and financial targets and to an increase of $1.3 million in outside services and consulting expenses resulting from additional sales and marketing efforts with significant focus on Android and mobile related end applications.  These increases were partially offset by a decrease in stock compensation expenses of $0.5 million due to decreased staffing levels and lower average grant date fair value of options as compared to prior years, decrease in facilities and depreciation expenses of $0.2 million primarily resulting from lower rent in connection with our headquarter relocation in May 2009 and decrease in travel expenses of $0.2 million.

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

Our sales and marketing staff decreased to 36 employees at June 30, 2010 compared to 37 employees at June 30, 2009 and compared to 53 employees at June 30, 2008.  We had two discontinued operations sales staff at June 30, 2009 who were subsequently terminated in connection with our fiscal 2009 restructuring efforts. At June 30, 2008, we had 6 sales and marketing staff from discontinued operations.

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

Fiscal 2010 compared to fiscal 2009. The decrease in general and administrative expense of $1.9 million in fiscal 2010 compared to fiscal 2009 was primarily due to a $2.2 million decrease in outside services resulting from the lower legal, tax and audit fees in fiscal 2010.  There was also a decrease of $0.6 million in facilities and depreciation expenses primarily resulting from lower rent in connection with our headquarter relocation in May 2009, a decrease of $0.5 million in salary related costs due to lower staffing levels, and a decrease of $0.3 million in stock compensation expense due to decreased staffing levels and lower average grant date fair value of options as compared to prior years.  These decreases were partially offset by a higher bonus expense of $1.3 million as we exceeded certain financial targets for the year and higher recruiting expenses of $0.3 million associated with hiring a new CEO.

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

Our general and administrative staff from continuing operations was 24 employees at June 30, 2010 compared to 28 employees at June 30, 2009 and compared to 27 employees at June 30, 2008.  At June 30, 2008, we had 21 general and administrative staff from discontinued operations.

Restructuring.    The fiscal 2010 restructuring expense of $0.7 million related to terminations of headcount in the US and was primarily designed to reduce spending in general and administrative functions and to reallocate spending to other functions.   The 2009 restructuring expense of $0.7 million from continuing operations was primarily driven by two executive terminations and reductions in our sales force.  The fiscal 2008 restructuring expense related to the closure of the UK office and terminations of headcount in the US.

Other Income, Net.   Other income, net in fiscal 2010, 2009 and 2008 was comprised of the following (in thousands):

	Years Ended June 30,
	2010	2009	2008
Interest income	$143	$194	$999
Interest expense	(349)	(662)	(950)
Impairment – Other-than-temporary	—	(1,728)	(2,289)
Gain on exchange of investment	669	—	—
Loan amortization fees	(127)	(130)	(1,760)
Other	(126)	(55)	(113)
Total interest and other income, net	$210	$(2,381)	$(4,113)

Other Income, net increased by $2.6 million for fiscal 2010 compared to fiscal 2009 primarily due to a $0.7 million gain on the investment in a privately held company that was acquired by a public entity and a $0.3 million decrease in interest expense as our outstanding debt balances decreased from fiscal 2009.  In addition, in fiscal 2009 the other-than-temporary impairment due to a write down in the value of equity held in a privately held company was $1.7 million, and there was no other-than temporary impairment expense in fiscal 2010.  These changes were partially offset by an increase in foreign exchange loss in fiscal 2010 as compared to fiscal 2009.  The decrease in interest income in fiscal 2009 compared with fiscal 2008 was due to a lower average cash and cash equivalents balance and lower interest rates in fiscal 2009.  The decrease in other-than-temporary impairment expense in fiscal 2009 compared to 2008 was primarily due to a smaller write down in the value of equity held in a privately held company.

Income Taxes. In fiscal 2010, we recorded an income tax provision of $3.3 million. The tax provision was primarily comprised of U.S. state, foreign, and withholding taxes, partially offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. During the quarter ended June 30, 2010, we filed a tax refund claim for U.S. net operating loss carry-back and realized a tax benefit of approximately $0.5 million. Included in the current year expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance. The tax provision is lower than the applicable combined federal and state statutory rate primarily due to utilization of foreign tax credits and net operating loss from the disposition of ABG during fiscal 2009.

In fiscal 2009, we recorded an income tax provision of approximately $7.5 million from continuing operations and an income tax benefit of $8.3 million from discontinued operations for a total consolidated income tax benefit of $0.8 million. The tax provision from continuing operations is primarily comprised of foreign withholding taxes on royalties and license fees and income taxes in jurisdictions where there is taxable income.  The tax benefit for discontinued operations reflects a benefit associated with using the discontinued operations losses to offset U.S. taxable income from continuing operations and a tax benefit associated with foreign losses, partially offset by foreign withholding tax on royalties and license fees.

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

Segment Operating Metrics

 In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group and the ABG.  As a result of the divestiture of the ABG, effective May 7, 2009, we operated in one reportable business group and our historical disclosures have been revised accordingly.

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

Liquidity and Capital Resources

We ended our fiscal 2010 with cash and cash equivalents and short term investments of $52.4 million, up approximately $7.9 million from June 30, 2009. In fiscal 2010, we primarily generated cash from operations while we used cash in investing and financing activities. We used cash in investing activities to diversify our portfolio.  In addition, we used cash in financing activities to repay all our debt, including repaying the outstanding balance of $1.2 million on our revolving credit line in July 2009 and repaying the outstanding balance of $8.8 million of our term loan in April 2010. Since we paid off both the revolving credit line and the term loan in our fiscal 2010, we have no debt obligations as of June 30, 2010.

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

On July 3, 2008 we entered into a credit facility with Silicon Valley Bank (SVB). This facility included a four year term loan of $15 million and a one year revolving credit line providing us the ability to borrow up to $10 million. We renewed the revolving line of credit in the first quarter of fiscal 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business. Proceeds from this new facility were used to pay off a prior loan obligation.  We borrowed $15 million under the term loan and $1.2 million under the revolving credit line on July 3, 2008.  Our debt balance at June 30, 2009 was $12.8 million.

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

For complete statements of cash flows for fiscal 2010, 2009 and 2008, see Item 8 “Financial Statements and Supplementary Data.”

Operating Activities

For fiscal 2010, our operating activities provided net cash of $18.7 million.  The cash generated from operating activities included $19.9 million from continuing operations, partially offset by cash used by discontinued operations of $1.2 million.  The cash generation from continuing operations was primarily a result of our positive net income, net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of $3.6 million from stock compensation expense and $1.6 million in depreciation and amortization of intangible assets and a $0.7 million gain on exchange and sale of investments.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $4.9 million decrease in prepaid expenses and other current and long term assets reflecting increased utilization of operating assets, and (ii) a $5.6 million increase in accrued liabilities, primarily due to the increased commission and bonus costs relating to higher revenue.    These increases in cash were partially offset by cash used as a result of (i) a $3.5 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments, (ii) a $0.5 million decrease in accounts payable due to the timing of payments and (iii) a $5.1 million increase in accounts receivable, reflecting timing of customer billings and payments received. The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.2 million of cash for restructuring and administrative expenses.

For fiscal 2009, our operating activities provided net cash of $13.1 million.  The cash generated from operating activities included $21.0 million from continuing operations, partially offset by cash used by discontinued operations of $7.9 million.  The cash generation from continuing operations was primarily a result of our positive net income, net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of (i) $4.2 million from stock compensation expense, (ii) $2.2 million in depreciation and amortization, (iii) $1.7 million impairment of a private company investment and (iv) $0.1 million of other non-cash charges, including non-cash activities relating to our disposition of Chipidea.  The majority of remaining increase in cash was due to timing of customer receipts and timing of paying liabilities as our accounts receivable and accounts payable accounted for an additional increase in cash of $3.2 million in the aggregate in 2009.  The negative cash flow from operating activities of discontinued operations was primarily driven by the $22.1 million loss from discontinued operations, net of tax, being partially offset by $5.7 million of cash being provided from customer accounts receivables.  In addition, $4.9 million of the discontinued operations loss resulted from non-cash charges from depreciation and amortization expenses.

For fiscal 2008, our operating activities provided net cash of $2.2 million. The 2008 net loss was substantially offset by non-cash activities specifically related to Chipidea, including (i) $101.4 million impairment of Chipidea goodwill and acquired intangible assets, (ii) $8.2 million of amortization of Chipidea acquired intangible assets and (iii) $6.4 million of acquired in-process research and development. Other non-cash charges of $2.7 million of depreciation, $1.7 million impairment of acquired intangible assets, $1.2 million of intangible asset amortization, $7.4 million of stock compensation expense and the $2.3 million unrealized loss of a private company investment accounted for the majority of the remaining adjustments to operating cash flows in 2008.  In total, cash provided from operating activities of continuing operations in 2008 was $13.3 million, and cash used in operating activities from discontinued operations was $11.1 million.

Investing Activities

    Net cash used in investing activities was $21.7 million in fiscal 2010, primarily as a result of usage of $20.2 million from the net purchases of available-for-sale securities and $1.5 million used to purchase property, furniture and equipment.

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

Financing Activities

    Net cash used in financing activities was $9.8 million in fiscal 2010.  Net cash used of $12.8 million related to the full repayment of our debt.  This use of cash was partially offset by $3.0 million that we received from stock option exercises and purchases under our employee stock purchase plan.

Net cash used in financing activities was $3.9 million in fiscal 2009. Net cash provided by debt financing of $16.2 million was the primary driver of cash provided by financing activities.  This inflow was more than offset by payments of debt of $21.3 million.  In addition, we received $1.7 million from the issuance of common stock from stock option exercises and purchases under our employee stock purchase plans.  We also used $0.5 million to repay capital lease obligations.

Net cash provided by financing activities was $19.6 million in fiscal 2008. Net cash provided by debt financing of $15.6 million was the primary driver of cash provided by financing activities. In addition, we also received $3.7 million from the issuance of common stock from stock option exercises and purchases under our employee stock purchase plans and $0.3 million from net capital lease activities.

Liquidity

Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

•	our ability to continue to generate cash flow from operations;

•	litigation expenses, settlements and judgments;

•	required levels of research and development and other operating costs;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees in future years;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	the timing and payment of taxes in connection with changing the legal structure of our foreign operations;

•
from time to time we have certain significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements. These payments vary and can be up to $1.0 million per quarter;

•
financing activities under borrowing arrangements. Our borrowing availability with SVB under our revolving line of credit varies according to MIPS’ accounts receivable and recurring royalty revenues and other terms and conditions described in the loan and security agreement;

•	the costs associated with capital expenditures.

Our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies  higher minimum ratings for investments with longer maturities.  We continually monitor the credit risk in our portfolio and mitigate our credit and interest rate exposures.  We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary.  Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of either the current credit environment or potential investment fair value fluctuations.

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

Contractual Obligations

Our contractual obligations as of June 30, 2010, were as follows:

Payments due by period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$4,922	$1,162	$1,635	$2,125	$—
Purchase obligations (2)	5,460	4,243	1,017	200	—
Other long-term liabilities and obligations (3)	1,769	—	1,769	—	—
Total	$12,151	$5,405	$4,421	$2,325	$—

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $5.5 million at June 30, 2010 decreased from our purchase obligations as of June 30, 2009 by $3.6 million primarily as a result of payment of engineering design software licenses in fiscal 2010.  At June 30, 2010, $3.6 million of our purchase obligations relate to engineering design software license contracts that are reflected in the Company’s accrued liabilities and other long term liabilities.  The remaining $1.8 million of purchase obligations includes $1.4 million of obligations which will be completed within one year with the balance to be completed within five years.

(3)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes an aggregate liability of $1.1 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance-Sheet Arrangements

As of June 30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

 In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted.  We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

In January 2010, the FASB issued amended Accounting Standards Codification No. 820 (ASC 820) that requires additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

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

Item 8.                      Financial Statements and Supplementary Data.

The following table presents selected unaudited quarterly information for fiscal 2010 and 2009 (in thousands except per share data):

	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Revenue:
Royalties	$11,632	$12,553	$10,664	$7,672	$9,750	$11,394	$12,100	$12,421
Contract revenue	7,949	7,782	6,999	4,942	5,230	3,796	5,406	10,859
Total revenue	19,581	20,335	17,663	12,614	14,980	15,190	17,506	23,280
Operating Expenses
Cost of sales	166	290	74	137	146	88	75	585
Research and development	5,606	5,040	5,401	5,449	5,756	5,842	6,315	6,417
Sales and marketing	2,876	2,473	2,419	3,247	3,399	3,552	3,889	4,940
General and administrative	5,197	3,068	3,672	3,586	3,129	3,582	3,282	3,571
Restructuring	257	13	374	15	—	—	—	696
Total costs and expenses	14,102	10,884	11,940	12,434	12,430	13,064	13,561	16,209
Operating income (loss)	5,479	9,451	5,723	180	2,550	2,126	3,945	7,071
Other income (expense), net	(460)	(1)	(83)	(1,837)	(151)	488	(136)	9
Income (loss) before income taxes	5,019	9,450	5,640	(1,657)	2,399	2,614	3,809	7,080
Provision for (benefit from) income taxes	54	9,399	2,421	(4,345)	1,804	(663)	748	1,385
Net income from continuing operations	4,965	51	3,219	2,688	595	3,277	3,061	5,695
Income (loss) from discontinued operations, net of tax	(11,933)	4,926	(4,026)	(11,026)	—	—	—	214
Gain on disposition, net of tax	—	—	—	1,698	—	—	—	—
Net income (loss)	$(6,968)	$4,977	$(807)	$(6,640)	$595	$3,277	$3,061	$5,909
Net income per share, basic – continuing operations	$0.11	$0.00	$0.07	$0.06	$0.01	$0.07	$0.07	$0.12
Net income (loss) per share, basic – discontinued operations	$(0.27)	$0.11	$(0.09)	$(0.21)	$—	$—	$—	$0.01
Net income (loss) per basic share	$(0.16)	$0.11	$(0.02)	$(0.15)	$0.01	$0.07	$0.07	$0.13
Net income (loss) per share, diluted – continuing operations	$0.11	$0.00	$0.07	$0.06	$0.01	$0.07	$0.07	$0.12
Net income (loss) per share, diluted – discontinued operations	$(0.27)	$0.11	$(0.09)	$(0.21)	$—	$—	$—	$0.00
Net income (loss) per share, diluted	$(0.16)	$0.11	$(0.02)	$(0.15)	$0.01	$0.07	$0.07	$0.12
Common shares outstanding, basic	44,334	44,586	44,682	44,936	45,075	45,387	45,560	45,890
Shares outstanding, diluted	44,952	44,588	44,719	45,465	45,817	46,209	46,472	47,291

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 9, 2010 expressed an unqualified opinion thereon.

                                                                                                                                          /s/ Ernst & Young LLP

Palo Alto, California
September 9, 2010

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$31,625	$44,507
Short-term investments	20,736	—
Accounts receivable	7,527	2,461
Short-term restricted cash	—	264
Prepaid expenses and other current assets	819	1,302
Total current assets	60,707	48,534
Equipment, furniture and property, net	2,093	2,608
Intangible assets, net	275	385
Goodwill	565	565
Other assets	7,267	11,314
Assets of discontinued operations	—	4,479
Total Assets	$70,907	$67,885
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,529	$2,305
Accrued liabilities	13,911	8,568
Debt – short-term	—	4,986
Deferred revenue	3,217	2,011
Total current liabilities	18,657	17,870
Long-term liabilities
Debt – long-term	—	7,813
Other long-term liabilities	6,116	9,603
Total long-term liabilities	6,116	17,416
Liabilities of discontinued operations	26	5,938
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2010 and 2009; and 46,070,714 and 45,061,546 shares outstanding at June 30, 2010 and 2009, respectively, net of 59,876 reacquired shares at June 30, 2010 and at June 30, 2009, respectively	46	45
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	264,794	258,273
Accumulated other comprehensive income	475	392
Accumulated deficit	(219,207)	(232,049)
Total stockholders’ equity	46,108	26,661
Total Liabilities and Stockholders’ Equity	$70,907	$67,885

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2010	2009	2008
Revenue:
Royalties	$45,665	$42,521	$45,593
License and contract revenue	25,291	27,672	29,984
Total revenue	70,956	70,193	75,577
Operating Expenses:
Cost of sales	894	667	1,833
Research and development	24,330	21,496	30,150
Sales and marketing	15,780	11,015	17,874
General and administrative	13,564	15,523	19,588
Impairment of acquired intangible assets	—	—	1,704
Restructuring	696	659	1,559
Total operating expenses	55,264	49,360	72,708
Operating income	15,692	20,833	2,869
Other income (expense), net	210	(2,381)	(4,113)
Income (loss) before income taxes	15,902	18,452	(1,244)
Provision for income taxes	3,274	7,529	3,811
Income (loss) from continuing operations	12,628	10,923	(5,055)
Gain (loss) from discontinued operations, net of tax	214	(22,059)	(126,780)
Gain on disposition, net of tax	—	1,698	—
Net income (loss)	$12,842	$(9,438)	$(131,835)
Net income (loss) per share, basic – continuing operations	$0.28	$0.24	$(0.11)
Net loss, basic – discontinued operations	$0.00	$(0.45)	$(2.89)
Net income (loss) per share, basic	$0.28	$(0.21)	$(3.00)
Net income (loss) per share, diluted – continuing operations	$0.27	$0.24	$(0.11)
Net income (loss) per share, diluted – discontinued operations	$0.01	$(0.45)	$(2.89)
Net income (loss) per share, diluted	$0.28	$(0.21)	$(3.00)
Common shares outstanding, basic	45,477	44,634	43,964
Shares outstanding, diluted	46,371	44,935	43,964

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income(loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2007	43,595,452	$43	$240,444	$435	$(91,040)	$149,882
Common stock issued under employee stock option and purchase plans, net	730,251	1	3,464	—	—	3,465
Stock-based employee compensation cost	—	—	8,100	—	—	8,100
Tax benefits relating to stock option exercises	—	—	255	—	—	255
Comprehensive income:
Net loss	—	—	—	—	(131,835)	(131,835)
Net unrealized gain on available-for-sale securities	—	—	—	(9)	—	(9)
Currency translation adjustment	—	—	—	14,798	—	14,798
Cumulative FIN 48 impact	—	—	—	—	264	264
Total comprehensive income	—	—	—	—	—	(116,782)
Balances at June 30, 2008	44,325,703	$44	$252,263	$15,224	$(222,611)	$44,920
Common stock issued under employee stock option and purchase plans, net	735,843	1	1,676	—	—	1,677
Stock-based employee compensation cost	—	—	4,589	—	—	4,589
Tax benefits relating to stock option exercises	—	—	(255)	—	—	(255)
Comprehensive income:
Net loss	—	—	—	—	(9,438)	(9,438)
Net unrealized gain on available-for-sale securities	—	—	—	(1)	—	(1)
Currency translation adjustment	—	—	—	(14,831)	—	(14,831)
Total comprehensive loss	—	—	—	—	—	(24,270)
Balances at June 30, 2009	45,061,546	$45	$258,273	$392	$(232,049)	$26,661
Common stock issued under employee stock option and purchase plans, net	1,009,168	1	2,961	—	—	2,962
Stock-based employee compensation cost	—	—	3,560	—	—	3,560
Comprehensive income:
Net income	—	—	—	—	12,842	12,842
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Currency translation adjustment	—	—	—	5	—	5
Total comprehensive income	—	—	—	—	—	12,925
Balances at June 30, 2010	46,070,714	$46	$264,794	$475	$(219,207)	$46,108

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2010	2009	2008
Operating activities:
Net income (loss) – continuing operations	$12,628	$10,923	$(5,055)
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	1,502	2,087	2,670
Stock based compensation.	3,560	4,187	7,357
Impairment of acquired intangible assets	—	—	1,704
Amortization of intangible assets	110	110	1,185
Impairment of private company investment	—	1,723	2,277
Gain on exchange and sale of investment	(714)	—	—
Other non-cash charges	240	149	2,529
Changes in operating assets and liabilities:
Accounts receivable	(5,066)	2,489	119
Prepaid expenses	809	(580)	1,603
Other assets	4,046	(1,394)	(2,510)
Accounts payable	(538)	673	534
Accrued liabilities	5,570	(430)	(6,643)
Deferred revenue	1,178	527	206
Long-term liabilities	(3,459)	492	7,312
Net cash provided by operating activities – continuing operations	19,866	20,956	13,288
Net cash used in operating activities – discontinued operations	(1,172)	(7,878)	(11,107)
Net cash provided by operating activities	18,694	13,078	2,181
Investing activities:
Purchases of marketable investments	(30,142)	—	—
Maturities and sales of marketable investments	9,900	—	25,940
Capital expenditures	(1,470)	(1,337)	(3,412)
Acquisitions, net	—	—	(120,944)
Increase in restricted cash	—	—	(27,163)
Disposition of ABG, net	—	21,750	—
Net cash provided by (used in) investing activities	(21,712)	20,413	(125,579)
Financing activities:
Net proceeds from issuance of common stock	2,961	1,677	3,720
Proceeds from short-term debt, net	—	16,236	19,607
Repayments of short-term debt	(12,799)	(21,293)	(4,021)
Borrowings under capital leases	—	—	546
Repayments under capital leases	—	(499)	(240)
Net cash provided by (used in) financing activities	(9,838)	(3,879)	19,612
Effect of exchange rate on cash and cash equivalents	(26)	957	(1,315)
Net increase (decrease) in cash and cash equivalents	(12,882)	30,569	(105,101)
Cash and cash equivalents, beginning-of-year	44,507	13,938	119,039
Cash and cash equivalents, end of year	31,625	44,507	13,938
Less cash and cash equivalents, end-of-year – discontinued operations	—	—	1,225
Cash and cash equivalents, end-of-year – continuing operations	$31,625	$44,507	$12,713
Supplemental disclosures of cash transactions:
Income taxes paid (refund received)	$(738)	$764	$1,980
Interest paid	$397	$685	$1,200
Release of restricted cash by escrow agent to former shareholders of Chipidea	$4,509	$9,175	$—

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

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

Basis of Presentation.

The consolidated financial statements include the accounts of our controlled subsidiaries (all of which are wholly owned) after elimination of intercompany transactions and balances.

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

 Discontinued operations. In fiscal 2009, we divested our ABG and therefore, it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Statements of Operations, Balance Sheets and Statements of Cash Flows, respectively, for all periods presented.

Revenue Recognition.

 Royalty Revenue

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which a report is received from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the sale of the licensee’s product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when they are resolved.

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

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs.  However, in these arrangements we undertake best-efforts engineering services intended to further the development of certain technology that has yet to be developed into a final processor design.  Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services.  If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee.  These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement.  The licensee is also obligated to pay us royalties following sale by our licensee of products incorporating the licensed technology.  We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  Fees for engineering services in contracts for technology under development are recognized as revenue as services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms.  As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

For contracts that we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience of the same or similar IP development and are reviewed and updated regularly by management. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

 Maintenance and Support

Certain arrangements also include a maintenance and support obligation. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the services are provided, typically 12 months. The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.7 million, $3.2 million and $3.7 million in fiscal 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at June 30, 2010.

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

We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate, on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. In addition, we consider: 1) our intent to sell the security, 2) if we intend to hold the security, whether it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) if we intend to hold the security, whether or not we expect the security to recover the entire amortized cost basis. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date.

Other Investment.  Our investment in a non-marketable security of a private company (included in other assets in the balance sheet) is accounted for by using the cost method. This equity investment is periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

Currency Translation.    The assets and liabilities of international, non-U.S. functional currency entities are translated into U.S. dollars at the rates of exchange in effect at the end of the period. Revenues and expenses are translated using rates that approximate those in effect during the period. Gains and losses from currency translation are included in stockholders’ equity in the consolidated balance sheets. Gains and losses from foreign currency transactions are included in current income.

Cost of Sales.    Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

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

Stock-Based Compensation.     Stock based compensation cost recognized for the years ended June 30, 2010 and 2009 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2005, based on the grant date fair value.  The compensation expense for grants prior to July 1, 2005 is being amortized on an accelerated basis over the options’ vesting period, and (b) compensation cost based on the grant date fair value for all share-based payments granted subsequent to July 1, 2005  is being amortized on a straight-line basis over the requisite service period for the entire awards.

The following table shows total stock-based employee compensation expense (see “Note 14 Stockholder Equity” under Notes to Consolidated Financial Statements for types of stock-based employee arrangements) included in the consolidated statement of operations for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	Year Ended June 30, 2010	Year Ended June 30, 2009	Year Ended June 30, 2008
Costs and expenses:
Research and development	$1,343	$1,501	$2,741
Sales and marketing	909	1,431	2,466
General and administrative	1,308	1,657	2,682
Total stock-based compensation expense	$3,560	$4,589	$7,889

Stock based compensation included in discontinued operations was $0.4 million and $0.5 million for the years ended June 30, 2009 and 2008, respectively.  There was no stock based compensation from discontinued operations in 2010.

We recognize a benefit from stock-based compensation in additional paid-in-capital if an incremental tax benefit is realized after all other tax attributes currently available to us have been utilized. In addition, we have elected to account for the indirect benefits of stock-based compensation (including the research tax credits) through the income statement (continuing operations) rather than through additional paid-in-capital. We have also elected to net deferred tax assets and the associated valuation allowance related to the net operating loss and tax credit carryforwards for the accumulated stock award tax benefits determined for income tax footnote disclosure purposes. We track these stock award attributes separately and will only recognize these attributes through additional paid-in-capital.

For restricted stock units we measure the compensation expense at the grant date and recognize the expense on a straight line basis over the vesting periods of the awards.  Total compensation expense recognized in our financial statements for restricted stock units was $64,000 for the year ended June 30, 2010.  There was no compensation expense for restricted stock units in fiscal 2009 and 2008.

 For restricted common stock issued at discounted prices, we recognized compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $14,000 and $111,000 for the years ended June 30, 2009 and 2008, respectively. There was no compensation expense for restricted stock awards in fiscal 2010.

Income Taxes.    We account for income taxes in accordance with ASC 740, “Income Taxes” (formerly referred to as “SFAS 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2010	2009	2008
Numerator:
Net income (loss) from continuing operations	$12,628	$10,923	$(5,055)
Net income (loss) from discontinued operations	$214	$(20,361)	(126,780)
Net income (loss)	$12,842	$(9,438)	$(131,835)
Denominator:
Weighted-average shares of common stock outstanding	45,477	44,634	43,987
Less: Weighted-average shares subject to repurchase	—	—	(23)
Shares used in computing basic net income (loss) per share	45,477	44,634	43,964
Effect of dilutive securities-employee stock options and shares subject to repurchase	894	301	—
Shares used in computing diluted net income (loss) per share	46,371	44,935	43,964
Net income (loss) per share, basic - from continuing operations	$0.28	$0.24	$(0.11)
Net loss per share, basic - from discontinued operations	$0.00	$(0.45)	$(2.89)
Net income (loss) per share, basic	$0.28	$(0.21)	$(3.00)
Net income (loss) per share, diluted - from continuing operations	$0.27	$0.24	$(0.11)
Net loss per share, diluted - from discontinued operations	$0.01	$(0.45)	$(2.89)
Net income (loss) per share, diluted	$0.28	$(0.21)	$(3.00)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	8,713	12,031	10,697

Comprehensive Income (loss).    Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us comprises adjustments from foreign currency translations and unrealized gains or losses on marketable securities.

Total comprehensive income was $12.9 million in fiscal 2010.  Comprehensive loss was $24.3 million in fiscal 2009 and $116.8 million in fiscal 2008.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2010	2009
Accumulated net unrealized gain on available-for-sale securities	$79	$2
Accumulated foreign currency translation adjustment	396	390
Total accumulated other comprehensive income	$475	$392

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

Recent Accounting Pronouncements.

 In October 2009, the FASB issued Accounting Standards Update No. 2009-13 (ASU 2009-13), which addresses the accounting for multiple-deliverable revenue arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective for revenue arrangements entered into or materially modified beginning in fiscal years on or after June 15, 2010. Early adoption is permitted. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

In January 2010, the FASB issued amended Accounting Standards Codification No. 820 (ASC 820) that requires additional fair value disclosures. These disclosure requirements are effective in two phases. In the first quarter of 2010, we adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

Note 3.	Business Risk and Customer Concentration

    We operate in the intensely competitive semiconductor industry, which has been characterized by price erosion, rapid technological change, short product life cycles, cyclical market patterns and heightened foreign and domestic competition. Significant technological changes in the industry could adversely affect our operating results. We market and license our technology to a limited number of customers and generally do not require collateral.  In 2010, 2009 and 2008, one customer accounted for 16%, 19%, and 18%of our revenue, respectively.

We expect that a significant portion of our future revenue will continue to be generated by a limited number of customers. The non-renewal or expiration of contracts with our current customers could adversely affect our near-term future operating results.

A substantial portion of our revenue is derived from licensees based outside the United States. We anticipate that revenue from international licensees will continue to represent a substantial portion of our total revenue. To date, substantially all of the revenue from international customers has been denominated in U.S. dollars. However, to the extent that sales to customers outside the United States are denominated in foreign currencies, royalties received by us on such sales could be subject to fluctuations in currency exchange rates. The relative significance of our international operations exposes us to a number of additional risks including political and economic instability, longer accounts receivable collection periods and greater difficulty in collection of accounts receivable, reduced or limited protection for intellectual property, export license requirements, tariffs and other trade barriers and potentially adverse tax consequences. There can be no assurance that we will be able to sustain revenue derived from international customers or that the foregoing factors will not have a material adverse effect on our business, operating results and financial condition.

Note 4.  Fair Value

We invest in short- term investments which principally consist of marketable debt and equity securities.  Our financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred or at least annually in the case of goodwill.

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

We had no Level 3 assets as of June 30, 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,007	$10,007	$—	$—
Commercial Paper	999	—	999	—
Total cash equivalents	$11,006	$10,007	$999	$—
Commercial Paper	$1,000	$—	$1,000	$—
Corporate Bonds	6,874	—	6,874	—
Treasury Bills	4,495	4,495	—	—
Government Agency	6,979	—	6,979	—
Domestic Time deposits	1,000	—	1,000	—
Marketable equity securities	388	388	—	—
Total short-term investments	$20,736	$4,883	$15,853	$—

Available-for-sale securities held by the Company as of June 30, 2010 were as follows (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$6,882	$—	$(8)	$6,874
Commercial Paper	1,999	—	—	1,999
Treasury Bills	4,492	3	—	4,495
Government Agency	6,977	2	—	6,979
Domestic Time deposits	1,000	—	—	1,000
Marketable Equity securities	306	82	—	388
Total available-for-sale securities	$21,656	$87	$(8)	$21,735

All contractual maturities of the Company’s available-for-sale marketable securities at June 30, 2010 were within one year. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.  As of June 30, 2010 we had insignificant unrealized loss positions of $8,000 on our investments in corporate bonds. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2010 are temporary in nature.

Note 5.	Goodwill and Purchased Intangible Assets

 Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Our goodwill balance related to our continuing operations of $565,000 is primarily attributable to the First Silicon Solutions, Inc. acquisition in 2006 and did not change in 2009 and 2010.

In the fourth quarter of 2010 and 2009, we conducted our annual impairment test of goodwill.  The outcome of the Company’s goodwill impairment analysis in 2010 and 2009 was that no impairment was indicated.

In the fourth quarter of 2008, we conducted our annual impairment test of goodwill and intangible assets. The outcome of our goodwill and intangible assets impairment analysis indicated that the carrying amount of certain acquisition related intangible assets or asset groups may not be recoverable. We assessed the recoverability of the acquisition related intangible assets or asset groups, as appropriate, by determining whether the unamortized balances could be recovered through undiscounted future net cash flows. We determined that certain acquired intangible assets were impaired primarily due to the revised lower revenue forecasts associated with the products incorporating such developed product technology. We measured the amount of impairment by calculating the amount by which the carrying value of the assets exceeded their estimated fair values, which were based on projected discounted future net cash flows. As a result of this impairment analysis, we recorded an impairment charge of $1.7 million in the caption “Impairment of acquired intangible assets” in the 2008 consolidated statement of operations.

 The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	June 30, 2010	June 30, 2009
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(825)	(715)
Net Carrying Value	$275	$385

Our intangible assets are being amortized over their useful lives of 10 years.

Estimated future amortization expense related to acquisition related intangible assets is as follows:

in thousands
Fiscal Year
2011	$110
2012	110
2013	55
Total	$275

Note 6.	Discontinued Operations

In connection with the sale of our Analog Business Group (ABG) to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the years ended June 30, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Revenue	—	$19,729	$29,222
Expenses	214	(40,534)	(58,771)
Impairment of goodwill and acquired intangible assets	—	—	(101,403)
Restructuring expense	—	(6,813)	—)
Gain (loss) from discontinued operations, before tax	214	(27,618)	(130,952)
Tax benefit of discontinued operations	—	(5,559)	(4,172)
Gain (loss) from discontinued operations, net of tax	214	$(22,059)	$(126,780)

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

The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2010	June 30, 2009
Assets:
Restricted cash	$—	$4,442
Other current assets	—	37
Total assets of discontinued liabilities	$—	$4,479
Liabilities:
Indemnification and founders escrow liabilities	$—	$4,442
Accounts payable and other current liabilities	26	1,496
Total liabilities of discontinued operations	$26	$5,938

The restricted cash balance at June 30, 2009 related to the founder’s escrow liability that we incurred with our acquisition of Chipidea in August 2007.  As per the terms of our acquisition, in August 2009, this balance was released in full to the founders of Chipidea.  The other liabilities of the discontinued operations at June 30, 2009 have been paid in fiscal 2010 and primarily related to severance costs.  In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries, and our remaining liability at June 30, 2010 consists of remaining administrative costs relating to the closure of certain foreign operations.  The payments and receipts relating to discontinued operations have been reflected as cash outflows from the discontinued operations in our Statement of Cash Flows for all periods presented.

The gain on disposition in fiscal 2009 was calculated as follows:

(In thousands)
Sales proceeds	$22,000
Net assets related to discontinued operations and direct expenses	(33,718)
Cumulative translation adjustment (1)	10,608
Loss on disposition, before tax	(1,110)
Tax benefit from disposition	2,808
Gain on disposition, net of tax	$1,698

(1)	Represents the cumulative gain on translation of the ABG balance sheet since the acquisition of Chipidea business.

Note 7.	Debt and Capital Lease Obligations

The components of short-term debt are as follows (in thousands):

	June 30, 2010	June 30, 2009
Credit agreement	$—	$11,563
Bank lines of credit	—	1,236
Total Debt	—	12,799
Less current portion	—	(4,986)
Long term debt, net of current portion	$—	$7,813

Revolving Credit Agreement.    In April 2010, we repaid the full outstanding balance that we owed to Silicon Valley Bank (SVB) under our term loan from them.  In addition, in July 2009, we repaid the full outstanding balance of $1.2 million that we owed to SVB under a revolving line of credit.  We renewed the revolving line of credit in the first quarter of fiscal 2010, enabling us to borrow up to $10 million through September 20, 2010.  Loans under this facility are secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that impose restrictions on the operation of our business.  As of June 30, 2010, we were in compliance with the debt covenants.  The revolving credit agreement bears interest at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at June 30, 2010 and 2009 was 4.0%.

Note 8.	Restructuring

The 2010 restructuring expense of $0.7 million, all of which was recorded in fiscal 2010, was primarily related to terminations of headcount in the US and was primarily designed to reduce spending in general and administrative functions and to reallocate spending to other functions.  All of our restructuring expense, which is related to severance and benefit costs and all terminations will be completed by September 30, 2010.  There was a restructuring accrual of $0.7 million as of June 30, 2010.

The 2009 restructuring expense of $0.7 million was primarily driven by two executive terminations and reductions in our sales force.  All of our restructuring expense in 2009 related to severance and benefit costs and all terminations were completed by June 30, 2009.  There was no restructuring accrual as of June 30, 2009.

During the fourth quarter of 2009, the Company completed the sale of ABG for cash.  In fiscal 2009, we recorded $6.8 million of restructuring expenses relating to ABG, which is reflected in discontinued operations in our statements of operations.  All costs were paid as of June 30, 2009 except for approximately $1.0 million related to severance and benefits which was recorded as liabilities of discontinued operations.  This restructuring action was completed in fiscal 2010.

Note 9.           Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2010	2009
Equipment	$9,343	$9,679
Furniture and fixtures	2,119	2,104
Leasehold Improvements	632	530
	12,094	12,313
Accumulated depreciation	(10,001)	(9,705)
Equipment and furniture, net	$2,093	$2,608

Note 10.	Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	June 30,
	2010	2009
Investments in other companies	$368	$417
Long-term computer aided design licenses	4,928	9,045
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,677	1,549
Other	294	303
Other Long-Term Assets	$7,267	$11,314

    The computer aided design licenses typically have the license terms of three years but can be up to seven years and are amortized ratably over the term.

    In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method as we do not have significant influence on their financial and operating plans. The investments are included in other assets on the consolidated balance sheet.  In fiscal 2008, based on our impairment assessment of our equity investments, we recorded an other-than-temporary impairment loss of $2.3 million on one of the equity investments based on the market valuation of the company at June 30, 2008.  In fiscal 2009, based on our impairment assessment of both of the equity investments, we recorded an additional other-than-temporary impairment loss of $1.7 million on the same investment that was impaired in 2008.  The impairment loss in 2009 was based on the current market valuation of the company and its negative operating cash flow and working capital deficiency and resulted in the full impairment of that asset. These losses have been reflected in the caption “Other income (expense), net” in our consolidated statements of operations. There was no impairment loss in 2010.

Note 11.	Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2010	2009
Accrued compensation and employee-related expenses	$6,530	$2,991
Income taxes payable	1,920	—
Accrued restructuring	696	—
Engineering design software licenses	2,752	3,131
Other accrued liabilities	2,013	2,446
Accrued Liabilities	$13,911	$8,568

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2010	2009
Deferred compensation	$1,770	$1,655
Long-term income tax liability	1,146	1,307
Long-term related to engineering design software licenses	867	4,587
Long-term deferred revenue	1,993	2,021
Other	340	33
Other long-term liabilities	$6,116	$9,603

Note 12.       Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Interest income	$143	$194	$999
Interest expense	(349)	(662)	(950)
Impairment – Other-than-temporary	—	(1,728)	(2,289)
Gain on exchange of investment	669	—	—
Loan amortization fees	(127)	(130)	(1,760)
Other, net	(126)	(55)	(113)
Total interest and other income, net	$210	$(2,381)	$(4,113)

The gain on investment of $0.7 million in fiscal 2010 relates to an investment in a privately held company that was acquired by a public entity.

Note 13.     Commitments

Purchase Commitments with Suppliers.  Commitments for purchases of products or services to be received in future periods totaled $1.8 million at June 30, 2010, of which $1.4 million is due by June 30, 2011 and $0.1 million is due annually in each of the subsequent four fiscal years.  These commitments are exclusive of engineering design software license contracts of $3.6 million that are reflected in the Company’s accrued liabilities and other long term liabilities (see Note 11).

Operating Lease Commitments.  On February 27, 2009, the Company entered into a new operating lease to move our headquarters to Sunnyvale, California for an initial lease period of seven years commencing May 29, 2009, with an option to renew for additional five years.  Payments due to the landlord commence in the seventh month of our occupancy of the space, and the lease includes annual increases of three percent per year plus certain operating expenses.  We account for lease expense based on a straight line basis of total amounts due over the term of the lease.  At June 30, 2010, the Company’s future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
2011	$1,162
2012	903
2013	732
2014	711
2015	728
Thereafter	686
Total minimum operating lease payments	$4,922

Rent expense under non-cancelable operating leases was approximately $1.3 million in fiscal 2010, $1.8 million in fiscal 2009 and $1.8 million in fiscal 2008.

Note 14.	Stockholders’ Equity

Preferred Stock.    There are 50,000,000 shares of preferred stock, par value $0.001 per share authorized for issuance. No shares of preferred stock have been issued.

1998 Long-Term Incentive Plan.    The 1998 Long-Term Incentive Plan was adopted by our board of directors and approved by our sole stockholder in May 1998 and was amended by our board of directors in August 1998 and May 1999 with the approval of our stockholders in October 1999 and was amended by our board of directors in January 2003. In August 2007 our board of directors adopted the 1998 Long-Term Incentive Plan, as Amended and Restated (the 1998 Plan), which was approved by stockholders in December 2007. The Compensation and Nominating Committee of our board of directors administers the 1998 Plan. The 1998 Plan authorizes the issuance of various forms of stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards to officers and other key employees, consultants and members of the board of directors. Stock options and stock appreciation rights may not be granted with an exercise price less than the fair value on the date of grant; the board of directors determines the prices of other stock awards.

Options awarded under the 1998 Plan prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment.  Initial stock option grants awarded prior to July 2005 generally vest over a 50-month period, with 24% of the total shares vesting on the first anniversary of the date of grant and 2% of the total shares vesting each month thereafter over a 38-month period. Annual stock option grants awarded prior to fiscal 2002 vest over a 48-month period, with approximately 8.33% vesting each month over a 12-month period beginning on the third anniversary of the date of grant. Annual grants awarded during and after fiscal year 2002, but prior to July 2005, vest over a 50-month period from the date of grant with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the vesting schedule employed since 2005, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual renewal stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 1998 Plan to optionees other than executives generally may be exercised for three months after termination of the optionee’s service to us, other than for termination due to death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service, or termination for cause, in which case the option may not be exercised following termination. Options granted to executives generally may be exercised for 12 months following the date of termination. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated our Directors’ Stock Option Plan and 2002 Non-qualified Stock Option Plan (the terminated plans), and provided that if any shares subject to an award previously granted under the terminated plans are forfeited, expire or otherwise terminate without issuance or any award is settled for cash or otherwise does not result in the issuance of all or a portion of such shares, such unissued shares shall again become available under the 1998 Plan.

At June 30, 2010, a total of approximately 16.4 million shares of common stock were reserved for issuance upon the exercise of outstanding awards (including stock options, restricted stock units and other awards) under the 1998 Plan and 5.7 million shares were available for future awards.

Directors’ Stock Option Plan.    The Directors’ Stock Option Plan (the Director Plan) was adopted by our board of directors and our sole stockholder in July 1998, and was amended by our board of directors in May 1999 and in January 2002. The Compensation and Nominating Committee of our board of directors administers the Director Plan.

Under the Director Plan, all stock options are granted at an exercise price equal to the fair market value of our common stock on the date of grant. Options expire ten years from the date of grant. Prior to January 2002, initial stock option grants vested over a 50-month period with 24% of the total shares vesting on the first anniversary of the grant date and 2% of the total shares vesting each month thereafter over a 38-month period; annual stock option grants vested over a 50-month period, with 2% of the total shares vesting each month. The vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately in January 2002, such that, initial stock option grants vest over a 36-month period with approximately 2.78% of the total shares vesting each month; annual grants are fully vested on the date of grant. The change to the vesting schedule of the initial grant was designed to align the vesting period with the three-year period for which a director holds office. The change to the vesting schedule of the annual grant was designed to increase the independence of the board of directors by not making compensation contingent upon continued service. In February 2002, the board of directors adjusted the vesting schedule of all outstanding options under the Director Plan to be consistent with these new vesting schedules. Vested options granted under the Director Plan generally may be exercised for three months after termination of the director’s service to us, except in the case of death or disability, in which case the options generally may be exercised up to six months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

Prior to February 2010, upon a non-employee director's election or appointment to the board, he or she automatically received a non-statutory stock option to purchase 40,000 shares of common stock.  In addition, prior to February 2010, each non-employee director who had been a director for at least six months automatically  received a non-statutory stock option to purchase 10,000 shares of common stock each year on the date of the annual stockholder meeting.  In February 2010, the board of directors approved changes to the director's compensation program for non-employee directors.  Based on the changes, upon a non-employee director's election or appointment to the board, he or she will receive an equity award of $70,000 in restricted stock units that vest 50% after one year and 50% after two years.  In addition, each non-employee director will receive an annual renewal equity award of $35,000 in restricted stock units that vest 100% after one year.

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the Directors’ Stock Option Plan, although it remains in place with respect to outstanding awards. As of June 30, 2010, a total of 340,000 shares of common stock were reserved for awards outstanding under the Directors’ Plan, and no shares were available for future awards.

 Employee Stock Purchase Plan.    The Employee Stock Purchase Plan was adopted by our board of directors and approved by our sole stockholder in May 1998, and was amended by our board of directors in August 1998 and May 1999, with the approval of our stockholders in October 1999, amended in January 2000 and September 2005 by our board of directors. In August 2007 our board of directors adopted the Amended and Restated Employee Stock Purchase Plan (the Purchase Plan), which was approved by stockholders in December 2007. The Compensation and Nominating Committee of our board of directors administers the Purchase Plan. The purpose of the Purchase Plan is to provide our employees who participate in the Purchase Plan with an opportunity to purchase our common stock through payroll deductions. Under this Purchase Plan eligible employees may purchase stock at 85% of the lower of the fair market value of the common stock (a) on the date of commencement of the offering period or (b) the applicable exercise date within such offering period. A six (6) month offering period commences every six months, generally at May 1 and November 1 of each year. For offering periods that commenced prior to September 2005, the offering period was a 24-month period divided into four 6-month periods. Purchases are limited to ten percent of each employee’s eligible compensation. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure.

In August 2009, our board of directors approved an increase, by 1 million shares, to the number of shares reserved and available for issuance under the Purchase Plan; this increase was approved by our stockholders in November 2009.  At June 30, 2010, 3.3 million shares had been issued under the Purchase Plan and 1.2 million shares were reserved for future issuance.

2002 Non-Qualified Stock Option Plan.    Our board of directors adopted the 2002 Non-Qualified Stock Option Plan (the 2002 Plan) in April 2002. The Compensation and Nominating Committee of our board of directors administers the 2002 Plan. The 2002 Plan authorizes the issuance of 1,000,000 shares of non-qualified stock options to employees and consultants. Stock options are granted at an exercise price of not less than the fair value on the date of grant. In July 2005, the board of directors amended the award documents for the stock options granted under the 2002 Plan. Options awarded prior to July 2005 expire ten years from the date of grant unless expiration occurs earlier in connection with termination of employment. Stock option grants awarded prior to July 2005 generally vest over a 50-month period with 2% of the total shares vesting each month. In July 2005, the term and vesting schedule for both the initial and annual stock option grants were adjusted, effective immediately. Beginning in July 2005, options expire seven years from the date of grant unless expiration occurs earlier in connection with termination of employment. Under the new vesting schedule, initial stock option grants vest over a 36-month period with one-third of the total shares vesting on the first anniversary of the date of grant and approximately 2.78% of the total shares vesting each month thereafter over the remaining 24-month period. Annual stock option grants vest over a 36-month period from the date of grant with approximately 2.78% of the total shares vesting each month. Vested options granted under the 2002 Plan generally may be exercised for three months after termination of the optionee’s service to us, except for options granted to executives or in the case of death or disability, in which case the vested options generally may be exercised up to 12 months following the date of death or termination of service. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. To date, the 2002 Plan has been primarily used for annual grants to employees.

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the 2002 Plan, although it remains in place with respect to outstanding awards. At June 30, 2010, no shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the Supplemental Purchase Plan), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 6-month offering periods commencing every six months, generally at May 1 and November 1 and each offering period is divided into four six-month exercise periods. For offering periods that commenced prior to October 2005, the offering period was a 24-month period divided into four 6-month periods. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2010, 37,945 shares have been issued under the Supplemental Purchase Plan and 22,055 shares were reserved for future issuance.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant which obligates the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied.  These awards have a service condition, generally a service period of three years.  The purchase price for the shares is $0.00 per share. Restricted stock unit grants are counted against shares available shares from our 1998 Plan at a ratio of 2.07 to 1.  Restricted stock unit vesting is based on continued service and generally vests over a three year period from the date of grant, with one-third of the shares vesting on each anniversary of the grant date.

As of June 30, 2010, 6.9 million shares were reserved for future awards under all plans.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2009	11,723,406	$5.95	4.06	$1,875
Options granted	2,032,650	$3.83
Options exercised	(570,386)	$2.88
Options forfeited	(355,075)	$3.68
Options expired	(1,366,292)	$8.72
Outstanding at June 30, 2010	11,464,303	$5.46	3.42	$10,242
Exercisable at June 30, 2010	8,795,926	$6.06	2.67	$5,899

The weighted average grant date fair value of options granted in 2010 was $1.90.

Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $0.9 million, $0.2 million and $1.2 million for 2010, 2009 and 2008, respectively.

Non-vested restricted stock unit award activity for the year ended June 30, 2010 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at July 1, 2009	—	$—
Awarded	91,775	4.09
Vested	—	—
Cancelled	—	—
Non-vested balance at June 30, 2010	91,775	$4.09

For the year ended June 30, 2010, we recognized $64,000 of compensation expense from restricted stock units granted under our equity incentive plans.  As of June 30, 2010, we have $0.3 million of unrecognized compensation costs from restricted stock units that will be recognized over a weighted average period of 2.4 years. No restricted stock units vested in fiscal 2010.

Grant Date Fair Values.    The weighted-average fair value has been estimated at the date of grant using a Black-Scholes option-pricing model. For stock options, we estimated volatility by considering the historical stock volatility. As a result of the adjustment to our term and vesting schedule in July 2005 for stock options awarded under our 1998 and 2002 Plans, we do not believe that we are able to rely on our historical exercise and post-vested termination activity to provide relevant data for estimating our expected term for use in determining the fair value of these options. Therefore, we have opted to use the simplified method for estimating our expected term equal to the midpoint between the vesting period and the contractual term.

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2010	2009	2008	2010	2009	2008
Expected life (in years)	4.20	4.20	4.20	0.50	0.50	0.70
Risk-free interest rate	1.99%	2.19%	3.61%	0.27%	0.74%	3.6
Expected volatility	0.62	0.57	0.51	0.68	0.78	0.40
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00
Grant date fair value	$1.90	$1.23	$2.85	$1.24	$1.18	3.87

Note 15.	Income Taxes

Income (loss) before income taxes and the provision for taxes consisted of the following for continuing operations (in thousands):

	Years Ended June 30,
	2010	2009	2008
United States	$12,012	$13,371	$(7,400)
Foreign	$3,890	$5,081	$6,156
Total income before taxes	$15,902	$18,452	$(1,244)

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2010	2009	2008
Federal:
Current	$(482)	$4,622	$886
Deferred	—	—	—
	$(482)	$4,622	$886
State:
Current	723	525	(260)
Deferred	—	—	—
	723	525	(260)
Foreign:
Current	3,033	2,382	3,185
Deferred	—	—	—
	3,033	2,382	3,185
Total provision for income taxes	$3,274	$7,529	$3,811

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
Federal tax at statutory rate	$5,566	$6,458	$(435)
State income taxes	733	918	59
Stock-based compensation	158	239	385
Research tax credits	—	(824)	584
Changes in valuation allowance	(3,013)	1,063	2,403
Foreign losses not benefited	—	117	152
Uncertain tax positions	(160)	(155)	402
Other	(10)	(287)	261
Total provision for income taxes	$3,274	$7,529	$3,811

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2010	2009
Cumulative temporary differences:
Depreciation and amortization related items	$1,339	$1,015
Accrued expenses	1,061	800
Stock-based compensation	5,476	9,176
Deferred revenue	791	777
Capital loss and tax loss carry forward	5,830	9,331
Tax credit carry forward	7,012	5,413
Other, net	107	1,578
Total deferred income tax asset	21,616	28,090
Valuation allowance	(21,616)	(28,090)
Net deferred income tax asset	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2010 and June 30, 2009.  The valuation allowance increased by $16.4 million in fiscal 2009 and decreased by $6.5 million in fiscal 2010.

There are federal research credit carryforwards of approximately $5.0 million that will start to expire beginning 2020 through 2030, if not utilized. We also have state research tax credit carryforwards of approximately $7.8 million at June 30, 2010 that have no expiration date. Federal foreign tax credit carry forwards also exist of approximately $5.8 million, which expire beginning in 2016 through 2020, if not utilized.

As of June 30, 2010, as a result of the disposition of ABG during fiscal 2009, the Company had net operating loss carryforwards of approximately $118.1 million for state income tax reporting purposes, which expire beginning in 2018 through 2029, if not utilized.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

No provision of current U.S. income taxes has been provided for undistributed earnings of our non-U.S. subsidiaries because these earnings are either considered to be indefinitely reinvested, or have been previously taxed in the U.S. Included in the current year expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit will be available in the future. However, this deferred tax asset is subject to a valuation allowance.

We adopted the provisions of ASC 740-10 related to uncertain tax positions (formerly referred to as “FIN48”) on July 1, 2007. The cumulative effect of adopting these provisions on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of ASC 740-10, we recognized a decrease of approximately $0.3 million in the liability for unrecognized tax benefits related to tax positions taken in prior periods, which resulted in a decrease of $0.3 million in accumulated deficit. The total amount of gross unrecognized tax benefits was $4.9 million as of June 30, 2008, $3.8 million as of June 30, 2009 (excluding the gross unrecognized tax benefits from discontinued operations) and $4.3 million as of June 30, 2010. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million, and $1.1 million as of June 30, 2009, and June 30, 2010, respectively. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax are as follows (in thousands, prior year reconciliation to exclude discontinued operations for comparative purpose):

	Years Ended June 30,
	2010	2009	2008
Beginning of year	$3,842	$4,867	$3,749
Gross increases related to tax positions for current year	592	—	62
Gross increases related to tax positions for prior year	28	291	1,179
Gross decreases related to tax positions for prior year	—	(1,286)	(123)
Gross decreases related to lapsing of the statute of limitations	(131)	(30)	—
End of year	$4,331	$3,842	$4,867

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $0.3 million and $0.2 million as of June 30, 2009 and June 30, 2010, respectively.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the United States. Our fiscal 2007 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes. The Company does not expect any significant change in the total amount of uncertain tax benefits in the next 12 months.

Note 16.	Contingencies

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

In connection with the sale of our Analog Business Group to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

Note 17.	Operating and Geographic Segment Information

In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group and the Analog Business Group (ABG).  As a result of the divestiture of the ABG, effective May 7, 2009, we operated in one reportable business group.

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2010	2009	2008
United States	$28,986	$32,046	$38,063
Japan	11,723	11,020	12,519
Pacific Rim	19,138	14,029	10,477
Europe	5,277	7,685	7,490
Rest of World	5,832	5,413	7,028
Total revenue	$70,956	$70,193	$75,577

As disclosed in Note 3, in 2010, 2009 and 2008, one customer accounted for 16%, 19%, and 18% of our revenue, respectively.

Accounts receivable from our largest customers accounted for the following percentages of accounts receivable at June 30:

	2010	2009
Customer A	—	46%
Customer B	—%	27%
Customer C	40%	—
Customer D	23%	—

Our long-lived assets include tangible long-term assets. The following is a summary of our long-lived assets by geographic area (in thousands):

	June 30,
	2010	2009
United States	$8,786	$13,117
Japan	206	194
Pacific Rim	352	581
Europe	10	19
Rest of World	6	11
Total long lived assets	$9,360	$13,922

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.        Controls and Procedures

(a)              Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.

Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were effective as of June 30, 2010.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of June 30, 2010.

The effectiveness of internal control over financial reporting as of June 30, 2010, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Sandeep Vij	Maury Austin
President and Chief Executive Officer,	Vice President and Chief Financial Officer,
MIPS Technologies, Inc.	MIPS Technologies, Inc.

(c)              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, MIPS Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2010 of MIPS Technologies, Inc. and our report dated September 9, 2010 expressed an unqualified opinion thereon.

                                                                                                                                                                                                                                /s/ Ernst & Young LLP

Palo Alto, California
September 9, 2010

(d)              Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

Information concerning our executive officers is in Item 4A of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, as Amended and Restated, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Consolidated Financial Statements. In connection with the adoption of the 1998 Long-Term Incentive Plan, as Amended and Restated in 2007, we terminated the Directors’ Stock Option Plan and the 2002 Non-Qualified Stock Option Plan, except with respect to awards remaining outstanding under those plans. The following table presents information about these plans as of June 30, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,058,888	5.44	6,962,797	(2)
Equity compensation plans not approved by security holders	497,190	5.46	22,055	(3)
Total	11,556,078		6,984,852

(1)	Excludes purchase rights currently accruing under the Employee Stock Purchase Plan and the Supplemental Stock Purchase Plan.

(2)
These shares include 5,729,448 shares that remain available under the 1998 Long-Term Incentive Plan, as Amended and Restated and 1,233,349 shares that remain available under the Employee Stock Purchase Plan. The shares available under the 1998 Long-Term Incentive Plan, as Amended and Restated, may be issued as stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards.

(3)	These shares remain available under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful receivables for the year ended June 30,
2008	$4	$142	$(4)	$142
2009	$142	$19	$(161)	$—
2010	$—	$—	$—	$—
Valuation allowance for deferred tax assets for the year ended June 30,
2008	$8,016	$3,639	$—	$11,655
2009	$11,655	$16,435	$—	$28,090
2010	$28,090	$—	$(6,474)	$21,616

Deductions represent uncollectible accounts written off, net of recoveries.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

2.1
Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectronica S.A. and Espirito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 28, 2007).

2.2
Membership Interest Purchase Agreement, dated May 7, 2009 by and between Synopsys, Inc. and MIPS Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on May 11, 2009).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

Exhibit No.	List of Exhibits

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7	The Tax indemnification Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated.

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

10.13*	Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

10.14*	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

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

10.18*	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

10.19*	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2009).

10.20*	Form of Stock Unit Award Agreement for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2010).

10.21*	Special Bonus Plan Letter Agreement (incorporated herein by reference to Exhibit 99.02 to the Company's Current Report on Form 8-K filed on October 16, 2007).

10.22*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2010).

10.23	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.24*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.25	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.26
Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocao e Desenvolvimento do Parque de Ciencia e Tecnologia da Area de Lisboa (Tagusparque) to Banco Comercial Portugues, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.27
Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit No.	List of Exhibits

10.28
Promissory sale and purchase agreement and acknowledge of initial payment dated June 12, 2006, and Addendum thereto dated March 16, 2007, between Chpidea and Fundimo—Sociedade Gestora de Fudos de Investimento Imobiliario, S.A. (Fundimo) (described in Sections 1.2.4 and 1.2.5 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.29
Promissory real estate lease agreement dated July 12, 2006 between Chipidea and Fundimo (described in Section 1.2.6 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.30*
Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.31*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.32*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.33
Loan and Security Agreement, dated as of July 3, 2008, by and between Silicon Valley Bank and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008).

10.34*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.35	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009).

10.36	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.37
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009).

10.38
Amendment No. 3 to Loan and Security Agreement, dated September 21, 2009, between MIPS Technologies, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2009).

10.39	Letter Agreement and Separation Agreement between MIPS Technologies, Inc. and John Bourgoin (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 13, 2009).

10.40	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.41*
Letter, dated December 7, 2009, defining special compensation paid to Brad Holtzinger, Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 8, 2010).

10.42*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ SANDEEP VIJ
Sandeep Vij
President and Chief Executive Officer.

Date: September 9, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDEEP VIJ
Sandeep Vij	Chief Executive Officer and Director (Principal Executive Officer)	September 9, 2010

/s/ MAURY AUSTIN
Maury Austin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2010

/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director	September 9, 2010

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	September 9, 2010

/s/ ROBERT R. HERB
Robert R. Herb	Director	September 9, 2010

/s/ ANTHONY B. HOLBROOK
Anthony B. Holbrook	Director and Chairman of the Board	September 9, 2010

/s/ WILLIAM M. KELLY
William M. Kelly	Director	September 9, 2010

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	September 9, 2010

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

2.1
Share Purchase Agreement, dated as of August 24, 2007, by and among the Registrant, Atlantic Acqco, Limitada, the shareholders of Chipidea—Microelectronica S.A. and Espirito Santo Ventures—Sociedade De Capital De Risco, SA, as the Shareholders’ Representative (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 28, 2007).

2.2
Membership Interest Purchase Agreement, dated May 7, 2009 by and between Synopsys, Inc. and MIPS Technologies, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’ Current Report on Form 8-K filed on May 11, 2009).

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

Exhibit No.	Index of Exhibits

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7	The Tax indemnification Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated.

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

10.13*	Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

10.14*	Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

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

10.18*	Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice.

10.19*	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2009).

10.20*	Form of Stock Unit Award Agreement for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2010).

10.21*	Special Bonus Plan Letter Agreement (incorporated herein by reference to Exhibit 99.02 to the Company's Current Report on Form 8-K filed on October 16, 2007).

10.22*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2010).

10.23	Form of Indemnity Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.24*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.25	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.26
Use and Construction Rights Agreement between Tagusparque - Sociedade de Promocao e Desenvolvimento do Parque de Ciencia e Tecnologia da Area de Lisboa (Tagusparque) to Banco Comercial Portugues, S.A. (BCP), dated November 5, 2004 (described in Section 1.2.1 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.27
Financial real estate lease agreement dated November 5, 2004, and Addendum thereto dated May 4, 2007, between BCP and Chipidea (described in Sections 1.2.2 and 1.2.3 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

Exhibit No.	Index of Exhibits

10.28
Promissory sale and purchase agreement and acknowledge of initial payment dated June 12, 2006, and Addendum thereto dated March 16, 2007, between Chpidea and Fundimo—Sociedade Gestora de Fudos de Investimento Imobiliario, S.A. (Fundimo) (described in Sections 1.2.4 and 1.2.5 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.29
Promissory real estate lease agreement dated July 12, 2006 between Chipidea and Fundimo (described in Section 1.2.6 of the Summary of Documents filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007).

10.30*
Offer Letter, dated November 15, 2007 from the registrant to Stuart J. Nichols (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on November 19, 2007).

10.31*	Offer Letter, dated December 12, 2007 from the registrant to John E. Derrick (incorporated hereby by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on January 1, 2008).

10.32*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.33
Loan and Security Agreement, dated as of July 3, 2008, by and between Silicon Valley Bank and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008).

10.34*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.35	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009).

10.36	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.37
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009).

10.38
Amendment No. 3 to Loan and Security Agreement, dated September 21, 2009, between MIPS Technologies, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2009).

10.39	Letter Agreement and Separation Agreement between MIPS Technologies, Inc. and John Bourgoin (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 13, 2009).

10.40	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.41*
Letter, dated December 7, 2009, defining special compensation paid to Brad Holtzinger, Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 8, 2010).

10.42*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.