Form 10-Q
period 2010-09-30
MIPS TECHNOLOGIES INC
filed 2010-11-05
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

                    Large accelerated filer   ☐       Accelerated filer  ☒       Non-accelerated filer  ☐ (Do not check if smaller reporting company)                   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 50,113,655.

PART I – FINANCIAL INFORMATION

Item Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$42,633	$31,625
Short-term investments	22,573	20,736
Accounts receivable, net	4,580	7,527
Prepaid expenses and other current assets	1,614	819
Total current assets	71,400	60,707
Equipment, furniture and property, net	2,204	2,093
Intangible assets, net	247	275
Goodwill	565	565
Other assets	5,826	7,267
Total Assets	$80,242	$70,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,789	$1,529
Accrued liabilities	9,006	13,911
Deferred revenue	2,551	3,217
Total current liabilities	13,346	18,657
Long-term liabilities:
Other long-term liabilities	4,767	6,116
Total long-term liabilities	4,767	6,116
Liabilities of discontinued operations	—	26
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2010 and June 30, 2010; and 47,858,883 and 46,070,714 shares outstanding at September 30, 2010 and June 30, 2010, respectively, net of 61,099 and 59,876 reacquired shares at September 30, 2010 and June 30, 2010, respectively	47	46
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	273,076	264,794
Accumulated other comprehensive income	597	475
Accumulated deficit	(211,591)	(219,207)
Total stockholders’ equity	62,129	46,108
Total Liabilities and Stockholders’ Equity	$80,242	$70,907

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Revenue:
Royalties	$13,614	$9,750
License and contract revenue	8,925	5,230
Total revenue	22,539	14,980
Operating Expenses:
Cost of sales	586	146
Research and development	5,861	5,756
Sales and marketing	3,913	3,399
General and administrative	3,152	3,129
Total operating expenses	13,512	12,430
Operating income	9,027	2,550
Other income (expense), net	(64)	(151)
Income before income taxes	8,963	2,399
Provision for income taxes	1,347	1,804
Net income	$7,616	$595
Net income per share, basic	$0.16	$0.01
Net income per share, diluted	$0.16	$0.01
Common shares outstanding, basic	46,864	45,075
Common shares outstanding, diluted	48,917	45,817

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2010	2009
Operating activities:
Net income	$7,616	$595
Adjustments to reconcile net income to cash provided by operations:
Depreciation	247	440
Stock-based compensation	894	933
Amortization of intangible assets	28	28
Excess tax benefits from stock based compensation	(382)	—
Other non-cash charges	243	14
Changes in operating assets and liabilities:
Accounts receivable, net	2,948	(1,215)
Prepaid expenses and other current assets	(399)	585
Other assets	1,442	867
Accounts payable	210	365
Accrued liabilities	(4,650)	560
Deferred revenue	(737)	339
Long-term liabilities	(1,305)	(521)
Net cash provided by operating activities – continuing operations	6,155	2,990
Net cash used in operating activities – discontinued operations	—	(1,382)
Net cash provided by operating activities	6,155	1,608
Investing activities:
Purchases of marketable securities	(10,253)	—
Proceeds from sale and maturity of marketable securities	8,246	—
Capital expenditures	(133)	(579)
Net cash used in investing activities	(2,140)	(579)
Financing activities:
Net proceeds from issuance of common stock	6,553	113
Excess tax benefits from stock based compensation	382	—
Repayments of debt	—	(2,173)
Net cash provided by (used in) financing activities	6,935	(2,060)
Effect of exchange rates on cash	58	19
Net increase (decrease) in cash and cash equivalents	11,008	(1,012)
Cash and cash equivalents, beginning of period	31,625	44,507
Cash and cash equivalents, end of period	42,633	43,495
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$—	$4,509

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

MIPS Technologies, Inc. (MIPS) is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular home entertainment, communications, networking and portable multimedia products. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

On May 7, 2009, we completed the sale of our Analog Business Group (ABG) to an unrelated third party for $22 million in cash.  In connection with this divestiture, we have classified the financial statements of the ABG as discontinued operations. The ABG was initially formed through MIPS' acquisition of Chipidea Microelectronica S.A. (Chipidea) in August 2007.

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2010 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2010, included in our 2010 Annual Report on Form 10-K.

The unaudited results of operations for the interim periods shown in these financial statements are not necessarily indicative of operating results for the entire fiscal year. In our opinion, the unaudited condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for each interim period shown.

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

Revenue Recognition.

 Royalty Revenue.

We classify all revenue that involves the sale of a licensee’s products as royalty revenue. Royalty revenue is recognized in the quarter in which we receive a report from a licensee detailing the shipments of products incorporating our IP components, which is generally in the quarter following the licensee’s sale of the product to its customer. Royalties are calculated either as a percentage of the revenue received by the seller on sales of such products or on a per unit basis, as specified in our agreement with the licensee. We periodically engage a third party to perform royalty audits of our licensees, and if these audits indicate any over- or under-reported royalties, we account for the results when they are resolved.

License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components on currently available technology. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  The standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price.  The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.  We adopted the provisions of ASU 2009-13 as of the beginning of fiscal 2011 for licenses that originate or are materially modified customer arrangements originating after July 1, 2010.

The amount of license and contract revenue we recognize in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations surrounding whether VSOE exists. In circumstances when VSOE does not exist, we then apply judgment with respect to whether we can obtain TPE. Generally, we are not able to determine TPE because our go-to-market strategy typically differs from that of our peers. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement.  We typically arrive at BESP for license and contract revenue by considering historical and current evidence of pricing including bundled pricing practices, selling region, license term and number of uses allowed. The adoption of ASU 2009-13 had no material effect to our financial results.

License and contract revenue from currently available technology is recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs.  However, in these arrangements we undertake to provide best-efforts engineering services intended to further develop technology that has yet to be developed into a final processor design.  Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services.  If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee.  These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement.  The licensee is also obligated to pay us royalties following sale of products incorporating the licensed technology.  We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  Fees for engineering services in contracts for technology under development are recognized as revenue as the services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms.   As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

When we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience with the same or similar IP development and are reviewed and updated regularly. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at September 30, 2010.

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

We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate, on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. In addition, we consider: 1) our intent to sell the security, 2) if we intend to hold the security, whether it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) if we intend to hold the security, whether or not we expect to recover the entire amortized cost basis of the security. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date.

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2010	2009
Numerator:
Net income	$7,616	$595
Denominator:
Weighted-average shares of common stock outstanding	46,864	45,075
Effect of dilutive securities-employee stock options and shares subject to repurchase	2,053	742
Shares used in computing diluted net income per share	48,917	45,817
Net income per share, basic	$0.16	$0.01
Net income per share, diluted	$0.16	$0.01
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive (A)	3,989	9,426

(A)
For the three months ended September 30, 2010 and 2009, we excluded approximately 4.0 million and 9.4 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, which primarily comprises adjustments from foreign currency adjustments and changes in unrealized gains (losses) on short-term investments.   Total comprehensive income for the first quarter of fiscal 2010 was $7.7 million and total comprehensive income for the comparable period in the prior year was $0.7 million.

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

We had no Level 3 assets as of September 30, 2010 or June 30, 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of September 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$20,255	$20,255	$—	$—
Commercial Paper	2,198	—	2,198	—
Corporate Bonds	7,496	—	7,496	—
Government Agency	11,486	—	11,486	—
Time Deposits	1,000	—	1,000	—
Marketable Equity Securities	393	393	—	—
Total Short-term Investments	$22,573	$393	$22,180	$—

(1)	At September 30, 2010, $20.3 million of money market funds was included in cash and cash equivalents in our condensed consolidated balance sheet.

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of September 30, 2010 were as follows (in thousands):

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$7,493	$6	$(3)	$7,496
Commercial Paper	2,198	—	—	2,198
Government Agency	11,481	5	—	11,486
Time Deposits	1,000	—	—	1,000
Marketable Equity Securities	305	88	—	393
Total Short-term Investments	$22,477	$99	$(3)	$22,573

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,007	$10,007	$—	$—
Commercial Paper	999	—	999	—
Total cash equivalents	$11,006	$10,007	$999	$—
Commercial Paper	$1,000	$—	$1,000	$—
Corporate Bonds	6,874	—	6,874	—
Treasury Bills	4,495	4,495	—	—
Government Agency	6,979	—	6,979	—
Domestic Time deposits	1,000	—	1,000	—
Marketable equity securities	388	388	—	—
Total short-term investments	$20,736	$4,883	$15,853	$—

    Available-for-sale securities, of which $1.0 million was classified as cash equivalents and $20.7 million was classified as short-term investments, held by the Company as of June 30, 2010 were as follows (in thousands):

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$6,882	$—	$(8)	$6,874
Commercial Paper	1,999	—	—	1,999
Treasury Bills	4,492	3	—	4,495
Government Agency	6,977	2	—	6,979
Domestic Time deposits	1,000	—	—	1,000
Marketable Equity securities	306	82	—	388
Total available-for-sale securities	$21,656	$87	$(8)	$21,735

All contractual maturities of the Company’s available-for-sale marketable securities at September 30, 2010 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2010 and in the first three months of fiscal 2011.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	September 30, 2010	June 30, 2010
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(853)	(825)
Net Carrying Value	$247	$275

Our intangible assets are being amortized over their estimated useful lives of 10 years.

Estimated future amortization expense related to our existing acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2011	$82
2012	110
2013	55
Total	$247

Note 6.  Discontinued Operations

On May 7, 2009, we entered into a simultaneous sale and close agreement with Synopsys, Inc. (Synopsys) to sell our Analog Business Group (ABG) for $22 million in cash.  As a result of the sale, the assets and liabilities related to ABG are presented as assets and liabilities of discontinued operations, respectively, and the results of ABG’s operations are classified as discontinued operations on our statements of operations for all periods presented.

In connection with the sale of our Analog Business Group (ABG) to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

At June 30, 2010, we had liability of $26,000 relating to discontinued operations consisted of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of Septemer 30, 2010.  There were no discontinued operation activities recorded in the Statement of Income in the first quarter of fiscal 2011 or 2010.

Note 7.  Debt

 Revolving Credit Agreement.   On September 20, 2010, our revolving line of credit which enabled us to borrow up to $10 million from Silicon Valley Bank expired with no balance due.  Loans under this facility would be secured by virtually all of our assets with the exception of IP, and the facility contains affirmative and negative covenants that imposed restrictions on the operation of our business.  As of June 30, 2010, we were in compliance with the debt covenants.  There was no debt covenant at September 30, 2010.  The revolving credit agreement interest was at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at June 30, 2010 was 4.0%.

 Note 8.  Restructuring

In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

There was no restructuring activity in the first quarter of fiscal 2011 and 2010.

Note 9.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	September 30, 2010	June 30, 2010
Equipment	$9,145	$9,343
Furniture and fixtures	2,068	2,119
Leasehold improvements	639	632
	11,852	12,094
Accumulated depreciation and amortization	(9,648)	(10,001)
Equipment, furniture and property, net	$2,204	$2,093

Note 10.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	September 30, 2010	June 30, 2010
Investment in other company	$363	$368
Long-term engineering design software licenses	3,952	4,928
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,225	1,677
Other	286	294
Total other assets	$5,826	$7,267

Note 11.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2010	June 30, 2010
Accrued compensation and employee-related expenses	$3,543	$6,530
Income taxes payable	1,175	1,920
Accrued restructuring	—	696
Obligations related to engineering design software licenses	2,652	2,752
Other accrued liabilities	1,636	2,013
Total accrued liabilities	$9,006	$13,911

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2010	June 30, 2010
Deferred compensation	$1,345	$1,770
Long-term income tax liability	1,164	1,146
Long-term obligations related to engineering design software licenses	—	867
Long-term deferred revenue	1,923	1,993
Other	335	340
Total long-term liabilities	$4,767	$6,116

Note 12.  Commitments and Contingencies

Purchase Commitments with Suppliers.  Unconditional commitments for purchases of products or services to be received in future periods totaled $2.9 million at September 30, 2010, of which $2.5 million is due by September 30, 2011 and $0.1 million is due annually in each of the subsequent four fiscal years.  These commitments are exclusive of engineering design software license contracts of $2.7 million that are reflected in the Company’s accrued liabilities (see Note 11).

Operating Lease Commitments.  At September 30, 2010, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2011	$875
2012	904
2013	732
2014	711
2015	728
Thereafter	686
Total	$4,636

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

In connection with the sale of our Analog Business Group to Synopsys in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

Note 13.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009 (in thousands):

	Three months ended September 30,
	2010	2009
Operating expenses:
Research and development	$291	$393
Sales and Marketing	231	236
General and administrative	372	304
Total stock-based compensation expense	$894	$933

    In the three months ended September 30, 2010 and September 30, 2009, we issued 1,788,169 and  67,771 shares, respectively, of common stock for employee restricted stock awards and stock option exercises, respectively.

In fiscal 2010, we issued 570,386 shares of common stock upon stock option exercise purchases.

Stock Options

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended September 30,		Employee Stock Purchase Plan for three months ended September 30,
	2010	2009	2010	2009
Expected volatility	0.61	0.63	0.45	0.98
Risk-free interest rate	1.09%	2.00%	0.22%	0.35%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.20	4.20	0.50	0.50
Grant date fair value	$3.00	$1.67	$1.41	$1.34

Restricted Stock Units and Awards

For the three months ended September 30, 2010 and September 30, 2009, we granted 239,930 and 10,000 restricted stock units, respectively, with an average grant date fair value of $6.07 and $3.41, respectively.

Note 14.  Income Taxes

 We recorded an income tax expense of $1.3 million for the three-month period ended September 30, 2010 and an income tax expense of $1.8 million for the comparable period in fiscal 2010. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

 Our estimated annual income tax for fiscal 2011 consists of U.S. income tax, partially offset by foreign tax credits from withholding taxes and tax benefits from employee stock option exercises. Our estimated annual income tax for fiscal 2010 consists of U.S. state, foreign income taxes, and withholding taxes; U.S. federal income tax has been offset by tax loss carry forwards and foreign tax credits. Included in the fiscal 2010 income tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.  However, our U.S. foreign tax credit was subject to a valuation allowance consistent with the other U.S. deferred tax assets.  The tax expense recognized for the quarter ended September 30, 2010 is lower than that of the same period of fiscal 2010 primarily due to tax benefits received from employee stock option exercises.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended September 30, 2010. The total amount of gross unrecognized tax benefits as of September 30, 2010 and June 30, 2010 was approximately $4.3 million. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of September 30, 2010 and June 30, 2010 was approximately $0.2 million. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 and $1.1 million as of September 30, 2010 and June 30, 2010, respectively.

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

Supported by improved license fee momentum, we reported first quarter fiscal 2011  revenue of $22.5 million, representing a 50% increase compared to first quarter of fiscal 2010.  Royalty revenue in the first quarter of fiscal 2011 was $13.6 million, a 40% increase compared to the first quarter of fiscal 2010.  Total royalty units reported in the first quarter of fiscal 2011 were 157 million, a 47% increase from our first quarter of fiscal 2010.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our first quarter of fiscal 2011 represented our customer shipments from the quarter ended June 30, 2010. This quarter’s royalty units represent the fourth consecutive quarter of record unit shipments.  License and contract revenue in the first quarter of fiscal 2011 was $8.9 million, a 71% increase compared to the first quarter of fiscal 2010.  The increase in the license revenue was primarily driven by increased customer demand in particular for our M14K core family, which was released in the third quarter of fiscal 2010, as well as our 1074K core, which was released in the first quarter of fiscal 2011.

Our operating income for the first quarter of fiscal 2011 increased to $9.0 million from $2.5 million in our first quarter of fiscal 2010.  The increase in operating performance for our first quarter of fiscal 2011 compared to the same quarter of fiscal 2010 was mainly due to the increase in royalty and license revenue.

We recorded a tax provision of $1.3 million in the quarter ended September 30, 2010 consisting mainly of U.S. state, foreign income taxes and withholding taxes.

Our cash, cash equivalents and short term investments as of September 30, 2010 were $65.2 million compared to $52.4 million at June 30, 2010.  The increase in cash, cash equivalents and short term investments was primarily a result of cash provided from operations and stock option exercises.

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

At June 30, 2010, we had liability of $26,000 relating to discontinued operations consisted of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of Septemer 30, 2010.  There were no discontinued operation activities recorded in the Statement of Income in the first quarter of fiscal 2011 or 2010.

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

Our revenue in the three-month periods ended September 30, 2010 and September 30, 2009 was as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2010	2009	Change in
			Percent
Revenue
Royalties	$13,614	$9,750	40%
Percentage of Total Revenue	60%	65%
License and Contract Revenue	$8,925	$5,230	71%
Percentage of Total Revenue	40%	35%
Total Revenue	$22,539	$14,980

Royalties.  The increase in royalty revenue in the first quarter of fiscal 2011 from the comparable period in fiscal 2010 is primarily due to increase in unit volumes shipped by our royalty paying licensees.  Total royalty units reported by our customers in the first quarter of fiscal 2011 were 157 million, a 47% increase from our first quarter of fiscal 2010.

License and Contract Revenue.  The increase of 71% in license and contract revenue in the first quarter of fiscal 2011 from the comparable period in fiscal 2010 was due to more licenses and a higher average selling price of licenses as compared to fiscal 2010.  There were 10 new license agreements executed in the first quarter of fiscal 2011 compared to 6 in the first quarter of fiscal 2010.  The increase in the number of license agreements resulted from increased customer demand, particularly for our M14K core family, which was released in the third quarter of fiscal 2010, as well as our 1074K core, which was released in the first quarter of fiscal 2011.  Our average license price increased primarily as a result of the sale of more high-end cores as well as the sale of one significant architectural license renewal.

From time to time we enter into unlimited use license agreements with some of our customers under which customers pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 16 years.  We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was $5.2 million in first quarter of fiscal 2011 and $2.2 million in the first quarter of fiscal 2010.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2010	2009	Change in Percent
	(in thousands, except for percentages)
Cost and Expenses
Cost of Sales	$586	$146	301%
Research and Development	$5,861	$5,756	2%
Sales and Marketing	$3,913	$3,399	15%
General and Administrative	$3,152	$3,129	1%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The increase in cost of sales in the first quarter of fiscal 2011 compared to the same period of the previous year was due to additional engineering labor and overhead costs associated with a larger customer project that commenced in the fourth quarter of 2010.

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

The $0.1 million increase in research and development expense for first quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to a $0.3 million increase in consulting related expenses resulting from additional product development efforts and a $0.4 million increase in bonus accrual resulting from the company exceeding certain financial targets in the first quarter of fiscal 2011.  These increases in expense were partially offset by $0.4 million of engineering labor and overhead costs being classified as cost of sales rather than research and development expense due to larger customized customer projects, lower depreciation expense by $0.1 million with more equipment fully depreciated, and lower stock compensation expense by $0.1 million resulting from lower average grant date fair value of options as compared to prior years.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

 The $0.5 million increase in sales and marketing expense for first quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to a $0.3 million increase in commissions and bonus accrual resulting from the company exceeding certain financial targets in the first quarter of fiscal 2011 and a $0.2 million increase in consulting and outside services expenses with significant focus on Android and mobile related end applications.

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

Our general and administrative expense in the first quarter of fiscal 2011 was relatively flat compared to the comparable period in fiscal 2010.

Other Income (Expense), Net. Other Income (Expense), net decreased by $0.1 million for first quarter of fiscal 2011 over the comparable period in fiscal 2010 due to $0.1 million of decreased interest expense as our outstanding debt balances were repaid in the fourth quarter of fiscal 2010.

    Income Taxes.     We recorded an income tax expense of $1.3 million for the three months ended September 30, 2010 and an income tax expense of $1.8 million for the comparable period in fiscal 2010. We continue to recognize a valuation allowance against our net U.S. deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be recognized.

Our estimated annual income tax for fiscal 2011 primarily consists of U.S. income tax, partially offset by foreign tax credits from withholding taxes and tax benefits from employee stock option exercises. Our estimated annual income tax for fiscal 2010 primarily consists of U.S. state, foreign income taxes, and withholding taxes; U.S. federal income tax has been offset by tax loss carry forwards and foreign tax credits. Included in the fiscal 2010 income tax expense is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.  However, our U.S. foreign tax credit was subject to a valuation allowance consistent with the other U.S. deferred tax assets.  The tax expense recognized for the quarter ended September 30, 2010 is lower than that of the same period of fiscal 2010 primarily due to tax benefits from employee stock option exercises.

Liquidity and Capital Resources

At September 30, 2010, we had cash, cash equivalents and short term investments of $65.2 million, an increase of approximately $12.8 million from June 30, 2010.  Our cash and cash equivalents increased by $11.0 million, primarily as a result of cash provided from operations and stock option exercises, offset by net purchases of marketable securities.  We allowed our revolving credit facility to expire during the first quarter of fiscal 2011 without being renewed.

Operating Activities

Net cash provided by operating activities was $6.2 million for the three months ended September 30, 2010.   The cash generated from operations was primarily a result of our positive net income net of non-cash expenses partially offset by net changes in our asset and liability balances.  Our net income included the effects of non-cash charges of $0.9 million from stock compensation expense and $0.3 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities increased primarily as a result of (i) a $1.0 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization, (ii) a $2.9 million decrease in accounts receivable, reflecting timing of customer billings and payments received and (iii) a $0.2 million increase in accounts payable, due to the timing of vendor payments. These increases were offset by cash used as a result of (i) a $1.3 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments and (ii) a $4.7 million decrease in accrued liabilities, primarily due to the payment of our fiscal 2010 bonus and commissions in the first quarter of fiscal 2011.

 Net cash provided by operating activities was $1.6 million for the quarter ended September 30, 2009.  The cash generated from operating activities included $3.0 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $0.9 million from stock compensation expense and $0.5 million in depreciation and amortization of intangible assets.  In addition, cash generated from continuing operations increased primarily as a result of (i) a $1.4 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $0.9 million increase in accounts payable and accrued liabilities, primarily reflecting a $1.0 million withholding tax accrual in connection with change in our foreign legal structure.  Those generators of cash were partially offset by an increase in accounts receivable of $1.2 million, reflecting the timing of license sales and customer payments. The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

Investing Activities

 Net cash used in investing activities was $2.1 million for the three months ended September 30, 2010 as a result of usage of $2.0 million from the net purchases of available-for-sale securities and $0.1 million used to purchase property, furniture and equipment.

 Net cash used in investing activities was $0.6 million for the three month period ended September 30, 2009 as a result of capital expenditures in the quarter.

Financing Activities

 Net cash provided by financing activities was $6.9 million for the three months ended September 30, 2010.   This cash generated from financing activities resulted from $6.6 million from stock option exercises and $0.3 million of cash provided by excess tax benefits from options exercised.

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

•	our ability to continue to generate cash flow from operations;

•	litigation expenses, settlements and judgments;

•	required levels of research and development and other operating costs;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees in future years;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	the timing and payment of taxes in connection with changing the legal structure of our foreign operations;

•	significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements as these payments vary and can be up to $1.0 million per quarter;

•	the costs associated with capital expenditures.

Our investment policy requires all investments with original maturities at the time of investment of up to 6 months to be rated at least A-1/P-1 by Standard & Poor’s/Moody’s, and specifies  higher minimum ratings for investments with longer maturities.  We continually monitor the credit risk in our portfolio and seek to mitigate our credit and interest rate exposures.  We intend to continue to closely monitor future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary.  Based on our ability to liquidate our investment portfolio and our expected operating cash flows, we do not anticipate any liquidity constraints as a result of either the current credit environment or potential investment fair value fluctuations.

We believe that we have sufficient cash to meet our projected operating and capital requirements for the foreseeable future and at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, any expansion of sales and marketing activities and potential future acquisitions.

Our contractual obligations as of September 30, 2010 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,636	$875	$1,636	$2,125	$—
Purchase obligations (2)	5,599	5,249	150	200	—
Other long-term liabilities and obligations (3)	1,345	—	1,345	—	—
Total	$11,580	$6,124	$3,131	$2,325	$—

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $5.6 million at September 30, 2010 increased from our purchase obligations as of June 30, 2010 by $0.1 million.  Of the total, $2.7 million of the obligations relate to engineering design software license contracts that are reflected in the Company’s accrued liabilities. The remaining $2.9 million of purchase obligations includes $2.5 million is due by September 30, 2011 and $0.1 million is due annually in each of the subsequent four fiscal years.

(3)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes estimated liabilities, an aggregate of $1.2 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2010 Form 10-K, except for the following policy:

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

License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components on currently available technology. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”).  The standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price.  The selling price for each deliverable is based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE is available.  We adopted the provisions of ASU 2009-13 as of the beginning of fiscal 2011 for licenses that originate or are materially modified customer arrangements originating after July 1, 2010.

The amount of license and contract revenue we recognize in a given period is affected by our judgment as to whether an arrangement includes multiple deliverables and, if so, our determinations surrounding whether VSOE exists. In circumstances when VSOE does not exist, we then apply judgment with respect to whether we can obtain TPE. Generally, we are not able to determine TPE because our go-to-market strategy typically differs from that of our peers. When we are unable to establish selling price using VSOE or TPE, we use BESP in our allocation of arrangement consideration. We determine VSOE based on our normal pricing and discounting practices for the specific product or service when sold separately. In determining VSOE, we require that a substantial majority of the selling prices for a product or service fall within a reasonably narrow pricing range. In determining BESP, we apply significant judgment as we weigh a variety of factors, based on the facts and circumstances of the arrangement.   We typically arrive at BESP for license and contract revenue by considering historical and current evidence of pricing including bundled pricing practices, selling region, license term and number of uses allowed. The adoption of ASU 2009-13 had no material effect to our financial results.

License and contract revenue from currently available technology is recorded as revenue upon the execution of the license agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

Contracts relating to technology under development also can involve delivery of a license to intellectual property, including processor designs.  However, in these arrangements we undertake to provide best-efforts engineering services intended to further develop technology that has yet to be developed into a final processor design.  Rather than paying an upfront fee to license completed technology, customers in these arrangements pay us milestone fees as we perform the engineering services.  If the development work results in completed technology in the form of a processor design and related intellectual property, the customer is granted a license to such completed technology at no additional fee.  These contracts typically include the purchase of first year maintenance and support commencing upon the completion of a processor design and related intellectual property for an additional fee, which fee is equal to the renewal rate specified in the arrangement.  The licensee is also obligated to pay us royalties following sale of products incorporating the licensed technology.  We continue to own the intellectual property that we develop and we retain the fees for engineering services regardless of whether the work performed results in a completed processor design.  Fees for engineering services in contracts for technology under development are recognized as revenue as the services are performed; however, we limit the amount of revenue recognized to the aggregate amount received or currently due pursuant to the milestone terms.   As engineering activities are best-efforts and at-risk and because the customer must pay an additional fee for the first year of maintenance and support if the activities are successful, the maintenance and support is a contingent deliverable that is not accounted for upfront under contracts relating to technology under development.

When we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience with the same or similar IP development and are reviewed and updated regularly. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of contract revenue.

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its fair value ratably over the period during which the obligation exists, typically 12 months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We believe there have been no significant changes to the discussion of quantitative and qualitative disclosures about market risk in our 2010 Form 10-K.

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

Our financial results could be negatively impacted by economic conditions.   The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  In addition, from time to time, the semiconductor industry has experienced significant downturns and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, and contract revenues depend on the willingness of our potential customers to invest in new products, and both our royalty revenue and our contract revenue may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. In addition, recent economic volatility could lead to a number of follow-on effects on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

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

Revenue from our five largest customers represented 50% and 44% of our net revenue in the quarters ended September 30, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through September 30, 2010 our common stock has traded at prices as low as $1.00 and as high as $10.13 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

In addition, the market prices of securities of Internet-related, semiconductor and other technology companies have been and remain volatile. The market prices of securities of many technology companies have fluctuated significantly for reasons frequently unrelated to the operating performance of the specific companies. If our operating results do not meet the expectations of securities analysts or investors, who may derive their expectations by extrapolating data from recent historical operating results, the market price of our common stock will likely decline. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid.

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock each quarter or otherwise periodically. Sales of shares by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

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

•
changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers; and

•	uncertain economic and market conditions.

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies, digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue decreased by 23%, 8% and 9% in fiscal 2008, 2009 and 2010 respectively as compared to the prior fiscal year. However, our contract revenue increased by 71% in the first quarter of fiscal 2011 as compared to the same period of fiscal 2010. We enter into unlimited use license agreements with some of our customers under which customers generally pay a larger fixed, up-front fee to use one or more of our cores in unlimited SoC designs during the term of the agreement, which can be up to 16 years.  The number of licensed cores can vary from one core to every core currently available. We recognize all license revenues under these unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria had been met. Contract revenue from unlimited use license agreements was 54% in fiscal 2008, 32% in fiscal 2009 and 51% in fiscal 2010 of our total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $5.2 million in the first quarter of fiscal 2011 as compared with $2.2 million in the first quarter of 2010.  Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current contract revenue levels or if contract revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past contract revenue may not be indicative of the amount of such revenue in any future period. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our first quarters of fiscal 2011 and 2010, 52% and 56% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

•
our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and original equipment manufacturers, or OEMs, of digital consumer, mobile, wireless, connectivity and business products;

•	our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

•	changing customer preferences in the digital consumer, mobile, wireless, connectivity and business products markets;

•	the emergence of new standards in the semiconductor industry and for digital consumer, mobile, wireless, connectivity and business products;

•	the significant investment in a potential product that is often required before commercial viability is determined; and

•	the introduction by our competitors of products embodying new technologies or features.

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

We depend on our key personnel to succeed.  Our success depends to a significant extent on the continued contributions of our key management, technical, sales and marketing personnel, many of whom are highly skilled and difficult to replace. If we are unable to attract, retain and motivate such personnel in sufficient numbers and on a timely basis, we may experience difficulty in implementing our current business and product plans. In that event, we may be unable to successfully meet competitive challenges or to exploit potential market opportunities, which could adversely affect our business and results of operations.   In addition, we cannot assume that we will retain our other key officers and employees. Competition for qualified personnel, particularly those with significant experience in the semiconductor and processor design industries, remains intense.

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2010). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in these methods, estimates, and judgments could significantly affect our results of operations.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

3.1	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

10.1	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 18, 2010).

10.2	Letter Agreement and Transition Agreement dated June 23, 2010 between MIPS Technologies, Inc. and Sandy Creighton.

10.3	Consulting Agreement dated June 23, 2010 between MIPS Technologies, Inc. and Sandy Creighton.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

November 5, 2010	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)