Form 10-Q
period 2010-12-31
MIPS TECHNOLOGIES INC
filed 2011-02-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

As of December 31, 2010, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 52,254,500.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$61,544	$31,625
Short-term investments	39,450	20,736
Accounts receivable, net	4,325	7,527
Prepaid expenses and other current assets	1,702	819
Total current assets	107,021	60,707
Equipment, furniture and property, net	2,300	2,093
Intangible assets, net	220	275
Goodwill	565	565
Other assets	4,980	7,267
Total Assets	$115,086	$70,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,709	$1,529
Accrued liabilities	10,882	13,911
Deferred revenue	3,289	3,217
Total current liabilities	15,880	18,657
Long-term liabilities:
Other long-term liabilities	4,842	6,116
Total long-term liabilities	4,842	6,116
Liabilities of discontinued operations	—	26
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2010 and June 30, 2010; and 51,907,205 and 46,070,714 shares outstanding at December 31, 2010 and June 30, 2010, respectively, net of 61,099 and 59,876 reacquired shares at December 31, 2010 and June 30, 2010, respectively	51	46
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	299,293	264,794
Accumulated other comprehensive income	563	475
Accumulated deficit	(205,543)	(219,207)
Total stockholders’ equity	94,364	46,108
Total Liabilities and Stockholders’ Equity	$115,086	$70,907

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenue:
Royalties	$14,817	$11,394	$28,431	$21,144
License and contract revenue	7,039	3,796	15.964	9,026
Total revenue	21,856	15,190	44,395	30,170
Operating Expenses:
Cost of sales	311	88	897	234
Research and development	7,090	5,842	12,951	11,598
Sales and marketing	4,925	3,552	8,838	6,951
General and administrative	3,739	3,582	6,891	6,711
Total operating expenses	16,065	13,064	29,577	25,494
Operating income	5,791	2,126	14,818	4,676
Other income (expense), net	821	488	757	337
Income before income taxes	6,612	2,614	15,575	5,013
Provision (benefit) for income taxes	776	(663)	2,123	1,141
Income from continuing operations	5,836	3,277	13,452	3,872
Income from discontinued operations, net of tax	212	—	212	—
Net income	$6,048	$3,277	$13,664	$3,872
Net income per share, basic – from continuing operations	$0.12	$0.07	$0.28	$0.09
Net income per share, basic– from discontinued operations	$0.00	$—	$0.00	$—
Net income per share, basic	$0.12	$0.07	$0.28	$0.09
Net income per share, diluted – from continuing operations	$0.11	$0.07	$0.26	$0.08
Net income per share diluted – from discontinued operations	$0.00	$—	$0.00	$—
Net income per share, diluted	$0.11	$0.07	$0.26	$0.08
Common shares outstanding, basic	50,394	45,387	48,629	45,231
Common shares outstanding, diluted	53,703	46,209	51,921	46,013

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2010	2009
Operating activities:
Net income – continuing operations	$13,452	$3,872
Adjustments to reconcile net income to cash provided by operations:
Depreciation	508	830
Stock-based compensation	2,143	1,895
Amortization of intangible assets	55	55
Gain on exchange and sale of investment	(547)	(611)
Other non-cash charges	293	46
Changes in operating assets and liabilities:
Accounts receivable, net	3,202	538
Prepaid expenses and other current assets	(691)	600
Other assets	2,287	1,870
Accounts payable	42	(503)
Accrued liabilities	(2,937)	43
Deferred revenue	(70)	(43)
Long-term liabilities	(1,158)	(1,505)
Net cash provided by operating activities – continuing operations	16,579	7,087
Net cash provided by (used in) operating activities – discontinued operations	212	(1,412)
Net cash provided by operating activities	16,791	5,675
Investing activities:
Purchases of marketable securities	(34,344)	(15,194)
Proceeds from sales of marketable securities	5,075	—
Proceeds from maturities of marketable securities	10,650	—
Capital expenditures	(572)	(880)
Net cash used in investing activities	(19,191)	(16,074)
Financing activities:
Net proceeds from issuance of common stock	32,242	1,247
Repayments of debt	—	(3,111)
Net cash provided by (used in) financing activities	32,242	(1,864)
Effect of exchange rates on cash	77	6
Net increase (decrease) in cash and cash equivalents	29,919	(12,257)
Cash and cash equivalents, beginning of period	31,625	44,507
Cash and cash equivalents, end of period	61,544	32,250
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$—	$4,509

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

 Discontinued operations. In fiscal 2009, we completed the sale of our ABG and therefore it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Statements of Operations, Balance Sheets and Statements of Cash Flows, respectively, for all periods presented (See Note 6).

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

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at December 31, 2010.

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

Reclassifications.  Certain reclassifications have been made in our fiscal 2010 consolidated financial statements to conform to the current year’s presentation of financial information,

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator:
Net income from continuing operations	$5,836	$3,277	$13,452	$3,872
Net income from discontinued operations	212	—	212	—
Net income – basic and diluted	$6,048	$3,277	$13,664	$3,872
Denominator:
Weighted-average shares of common stock outstanding	50,394	45,387	48,629	45,231
Effect of dilutive securities-employee stock options and shares subject to repurchase	3,309	822	3,292	782
Shares used in computing diluted net income per share	53,703	46,209	51,921	46,013
Net income per share, basic - from continuing operations	$0.12	$0.07	$0.28	$0.09
Net income per share, basic - from discontinued operations	$0.00	$—	$0.00	$—
Net income per share, basic	$0.12	$0.07	$0.28	$0.09
Net income per share, diluted - from continuing operations	$0.11	$0.07	$0.26	$0.08
Net income per share, diluted - from discontinued operations	$0.00	$—	$0.00	$—
Net income per share, diluted	$0.11	$0.07	$0.26	$0.08
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive (A)	273	9,230	337	9,328

(A)
           For the three months ended December 31, 2010 and 2009, we excluded 0.3 million and 9.2 million shares, respectively, and for the six months ended December 31, 2010 and 2009, we excluded 0.3 million and 9.3 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, which primarily comprises adjustments from foreign currency adjustments.   Total comprehensive income for the second quarter of fiscal 2011 was $6.0 million and total comprehensive income for the first six months of fiscal 2011 was $13.8 million compared to total comprehensive income of $3.3 million for the second quarter of fiscal 2010 and total comprehensive income of $3.9 million for the first six months of fiscal 2010.  Gains or losses resulting from amounts reclassified out of accumulated other comprehensive income into earnings are determined based on the specific identification method.

Note 4.  Fair Value

We invest in short-term investments which principally consist of marketable debt and equity securities.  Our financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred or at least annually in the case of goodwill.

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

We had no Level 3 assets as of December 31, 2010 or June 30, 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of December 31, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$45,434	$45,434	$—	$—
Government Agency	1,499	—	1,499	—
Commercial Paper	1,200	—	1,200	—
Total Cash and Cash Equivalents	$48,133	$45,434	$2,699	$—
Commercial Paper	$10,893	$—	$10,893	$—
Corporate Bonds	10,235	—	10,235	—
Government Agency	11,035	—	11,035	—
Treasury Bills	7,021	7,021	—	—
Marketable Equity Securities	266	266	—	—
Total Short-term Investments	$39,450	$7,287	$32,163	$—

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of December 31, 2010 were as follows (in thousands):

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$10,234	$6	$(5)	$10,235
Commercial Paper	10,893	—	—	10,893
Government Agency	11,036	—	(1)	11,035
Treasury Bills	7,019	2	—	7,021
Marketable Equity Securities	274	—	(8)	266
Total Short-term Investments	$39,456	$8	$(14)	$39,450

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,007	$10,007	$—	$—
Commercial Paper	999	—	999	—
Total cash equivalents	$11,006	$10,007	$999	$—
Commercial Paper	$1,000	$—	$1,000	$—
Corporate Bonds	6,874	—	6,874	—
Treasury Bills	4,495	4,495	—	—
Government Agency	6,979	—	6,979	—
Domestic Time deposits	1,000	—	1,000	—
Marketable equity securities	388	388	—	—
Total short-term investments	$20,736	$4,883	$15,853	$—

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

All contractual maturities of the Company’s available-for-sale marketable securities at December 31, 2010 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2010 and in the first six months of fiscal 2011.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	December 31, 2010	June 30, 2010
Gross Carrying Value	$1,100	$1,100
Accumulated Amortization	(880)	(825)
Net Carrying Value	$220	$275

Our intangible assets are being amortized over their estimated useful lives of 10 years.

Estimated future amortization expense related to our existing acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2011	$55
2012	110
2013	55
Total	$220

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

In connection with the sale of our ABG to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

At June 30, 2010, we had a liability of $26,000 relating to discontinued operations consisting of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of December 31, 2010.  In the second quarter of fiscal 2011, we recorded a gain from discontinued operations of $0.2 million, as a result of receiving a withholding tax refund associated with discontinued operations.   The payments and receipts relating to discontinued operations have been reflected as net cash flows from discontinued operations in our Statement of Cash Flows for all periods presented.

Note 7.  Debt

 Revolving Credit Agreement.   On September 20, 2010, our revolving line of credit which enabled us to borrow up to $10 million from Silicon Valley Bank expired with no balance due.  Loans under this facility would be secured by virtually all of our assets with the exception of IP, and the facility contained affirmative and negative covenants that imposed restrictions on the operation of our business.  As of June 30, 2010, we were in compliance with the debt covenants.  There was no debt covenant at December 31, 2010.  The revolving credit agreement interest was at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at June 30, 2010 was 4.0%.

 Note 8.  Restructuring

In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

There was no restructuring activity in the second quarter of fiscal 2011 and 2010.

Note 9.  Other Income (Expense), Net

The components of other income (expense), net are as follows (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Interest income	$316	$20	$368	$81
Interest expense	—	(115)	—	(241)
Gain on investment	584	604	579	605
Other	(79)	(21)	(190)	(108)
Total other income (expense), net	$821	$488	$757	$337

Note 10.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	December 31, 2010	June 30, 2010
Equipment	$9,292	$9,343
Furniture and fixtures	1,840	2,119
Leasehold improvements	651	632
	11,783	12,094
Accumulated depreciation and amortization	(9,483)	(10,001)
Equipment, furniture and property, net	$2,300	$2,093

Note 11.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	December 31, 2010	June 30, 2010
Equity investment in privately held company	$400	$368
Long-term engineering design software licenses	2,974	4,928
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,305	1,677
Other	301	294
Total other assets	$4,980	$7,267

Note 12.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2010	June 30, 2010
Accrued compensation and employee-related expenses	$4,798	$6,530
Income taxes payable	1,823	1,920
Accrued restructuring	—	696
Obligations related to engineering design software licenses	1,750	2,752
Other accrued liabilities	2,511	2,013
Total accrued liabilities	$10,882	$13,911

The components of other long-term liabilities are as follows (in thousands):

	December 31, 2010	June 30, 2010
Deferred compensation	$1,485	$1,770
Long-term income tax liability	1,182	1,146
Long-term obligations related to engineering design software licenses	—	867
Long-term deferred revenue	1,851	1,993
Other	324	340
Total long-term liabilities	$4,842	$6,116

Note 13.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements at December 31, 2010 for the remainder of fiscal 2011 and for each of the subsequent four years from fiscal 2012 through 2015 were approximately $3.9 million, $0.3 million, $0.3 million, $0.1 million and $0.1 million, respectively. These commitments are exclusive of engineering design software license contracts of $1.8 million that are reflected in the Company’s accrued liabilities (see Note 12).

Operating Lease Commitments.  At December 31, 2010, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remainder of 2011	$590
2012	989
2013	766
2014	711
2015	728
Thereafter	686
Total	$4,470

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

In connection with the sale of our Analog Business Group to Synopsys in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

Note 14.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months and six months ended December 31, 2010 and 2009 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
Operating expenses:
Research and development	$364	$341	$655	$734
Sales and marketing	304	222	535	458
General and administrative	581	400	953	703
Total stock-based compensation expense	$1,249	$963	$2,143	$1,895

    In the three months and six months ended December 31, 2010 we issued 4,048,322 and 5,836,491 shares, respectively, of common stock for employee restricted stock award settlements, purchases under our employee stock purchase plan and stock option exercises.  In the three months and six months ended December 31, 2009 we issued 402,730 and 470,501 shares, respectively, of common stock for employee restricted stock award settlements, purchases under our employee stock purchase plan and stock option exercises.

    In fiscal 2010, we issued 570,386 shares of common stock upon stock option exercise purchases.

Stock Options

Following are the significant weighted average assumptions used for estimating the fair value of the share–based compensation awards under our stock option plans and the weighted average grant date fair value for such awards:

	Employee Stock Options for three months ended December 31,		Employee Stock Options for six months ended December 31,		Employee Stock Purchase Plan for three months ended December 31,		Employee Stock Purchase Plan for six months ended December 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Expected volatility	0.63	0.62	0.62	0.63	0.62	0.68	0.55	0.85
Risk-free interest rate	1.01%	1.99%	1.07%	2.0%	0.20%	0.27%	0.21%	0.31%
Expected dividends	0.00%	0.00%	0.00	0.00	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.2	4.2	4.2	4.2	0.50	0.50	0.50	0.50
Weighted-average grant date fair value	$7.26	$2.01	$3.99	$1.74	$4.01	$1.19	$2.90	$1.28

Restricted Stock Units and Awards

For the three months and six months ended December 31, 2010 we granted 112,944 and 352,874 restricted stock units, respectively, with a weighted-average grant date fair value of $14.75 and $8.85, respectively.  For the three months ended December 31, 2009 there were no restricted stock units granted and for the six months ended December 31, 2009 we granted 10,000 restricted stock unitswith a weighted-average grant date fair value of $3.41.

Note 15.  Income Taxes

            We recorded an income tax expense of $0.8 million and $2.1 million for the three-month and six-month periods ended December 31, 2010, respectively. We recorded an income tax benefit of $0.7 million and an income tax expense of $1.1 million for the three-month and six-month periods ended December 31, 2009, respectively. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized.

 Our estimated annual income tax for fiscal 2011 consists of U.S. federal, state and foreign income and withholding taxes, offset by foreign tax credits from withholding taxes, R&D tax credits, and tax benefits from employee stock option exercises. Included in the fiscal 2011 income tax expense is $0.9 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.   However, our U.S. foreign tax credit was subject to a valuation allowance consistent with the other U.S. deferred tax assets. The tax expense recognized for the quarter ended December 31, 2010 is higher than that of the same period ended December 31, 2009 primarily due to the increase in pre-tax book income.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended December 31, 2010. The total amount of gross unrecognized tax benefits as of December 31, 2010 and June 30, 2010 was approximately $4.3 million. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of December 31, 2010 and June 30, 2010 was approximately $0.2 million. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 and $1.1 million as of December 31, 2010 and June 30, 2010, respectively.

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

We reported second quarter fiscal 2011 revenue of $21.9 million, representing a 44% increase compared to second quarter of fiscal 2010.  Royalty revenue in the second quarter of fiscal 2011 was $14.8 million, a 30% increase compared to the second quarter of fiscal 2010.  Total royalty units reported in the second quarter of fiscal 2011 were 172 million, a 37% increase from our second quarter of fiscal 2010.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our second quarter of fiscal 2011 generally represented our customer shipments from the quarter ended September 30, 2010. This quarter’s royalty units represent the fifth consecutive quarter of record unit shipments.  License and contract revenue in the second quarter of fiscal 2011 was $7.0 million, this represents a year to year improvement of 85% compared to the $3.8 million in the second quarter of fiscal 2010.  We completed six new license agreements in the second quarter of fiscal 2011 as compared to nine in the same period from the prior year.  The increase in license and contract revenue in the second quarter of fiscal 2011 as compared to same period of the prior year was due to the higher average selling prices of our licenses in fiscal 2011 as compared to the prior year.

Our operating income for the second quarter of fiscal 2011 increased to $5.8 million from $2.1 million in our second quarter of fiscal 2010.  The increase in operating performance for our second quarter of fiscal 2011 compared to the same quarter of fiscal 2010 was mainly due to the increase in royalty and license revenue, which were partially offset by increased operating expenses as we continued to invest in research and development and marketing.

We recorded a tax provision of $0.8 million in the quarter ended December 31, 2010 consisting mainly of U.S. state, foreign income taxes and withholding taxes. We recorded a tax benefit of $0.7 million in the quarter ended December 31, 2009 primarily driven by foreign withholding tax refunds and refunds from federal net operating loss (NOL) carrybacks.

Our cash, cash equivalents and short term investments as of December 31, 2010 were $101.0 million compared to $52.4 million at June 30, 2010.  The increase in cash, cash equivalents and short term investments was primarily a result of cash provided from operations and stock option exercises. We issued approximately 3.9 million shares from option exercises for the three months ended December 31, 2010 and 5.7 million shares for the six months ended December 31, 2010.  These exercises were the primary reason that our diluted share total increased from 46.4 million for the year ending June 30, 2010 to 53.7 million for the quarter ending December 31, 2010.  As a result of these option exercises, our total outstanding options decreased from 11.5 million at June 30, 2010 to 6.5 million at December 31, 2010.   Approximately 40% of the options exercised in the six months ended December 31, 2010 were from two executives that recently departed the company, one departure was in December 2009 and the other departure was in August 2010.  As of December 31, 2010, these departed executives held less than 10% of our remaining outstanding option balance.

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

In connection with the sale of our ABG to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

At June 30, 2010, we had liability of $26,000 relating to discontinued operations consisting of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of December 31, 2010.  In the second quarter of fiscal 2011, we recorded a gain from discontinued operations of $0.2 million, as a result of receiving a withholding tax refund from discontinued operations.   The payments and receipts relating to discontinued operations have been reflected as cash outflows from discontinued operations in our Statement of Cash Flows for all periods presented.

Results of Operations

Revenue.  Total revenue consists of royalties and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and engineering service fees generated from contracts for technology under development or configuration of existing IP. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications during a specified period, and whether the license granted covers a particular design or a roader architecture.

Our revenue in the three-month and six-month periods ended December 31, 2010 and December 31, 2009 was as follows (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009	Change (in Percent)	2010	2009	Change (in Percent)
Revenue
Royalties	$14,817	$11,394	30%	28,431	$21,144	34%
Percentage of Total Revenue	68%	75%		64%	70%
License and Contract Revenue	$7,039	$3,796	85%	15,964	$9,026	77%
Percentage of Total Revenue	32%	25%		36%	30%
Total Revenue	$21,856	$15,190	44%	$44,395	$30,170	47%

Royalties.  The increase in royalty revenue in the second quarter of fiscal 2011 from the comparable period in fiscal 2010 was primarily due to increase in unit volumes reported by our royalty paying licensees.  In addition, included in our royalties in the quarter ending December 31, 2010 were $0.7 million of net royalty adjustments from  two of our larger licensees that resulted from royalty audits.  Total royalty units reported by our customers in the second quarter of fiscal 2011 were 172 million, a 37% increase from our second quarter of fiscal 2010.

Royalties in the first six months of fiscal 2011 were up 34% from the comparable period in fiscal 2010.  The increase was primarily due to an increase in royalty units reported by our customers.

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 11 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.

The increase of 85% in license and contract revenue in the second quarter of fiscal 2011 from the comparable period in fiscal 2010 was due to higher average selling price of licenses as compared to the second quarter of fiscal 2010.  There were 6 new license agreements executed in the second quarter of fiscal 2011 compared to 9 in the second quarter of fiscal 2010.   Unlimited use licenses accounted for $5.2 million of our license and contract revenue in our second quarter of fiscal 2011.  Of the unlimited use license agreements we completed in the second quarter of fiscal 2011, their terms ranged from 2 to 6 years with an average term of approximately 4.5 years.  Contract revenue from unlimited use license agreements was $1.4 million in the same period of fiscal 2010.

License and contract revenue for the six months ended December 31, 2010 was up 77% from the comparable period in fiscal 2010.  The increase was due to higher average selling price of licenses as compared to the first six months of fiscal 2010.  Unlimited use licenses accounted for $10.4 million of our license and contract revenue in the six months ended December 31, 2010.  Excluding one architecture agreement that had a term of 16 years, the range of terms of unlimited license agreements we completed in the first half of fiscal 2011 was 2 to 6 years with an average term of approximately 3 years.  Contract revenue from unlimited use license agreements was $3.6 million in the same period of fiscal 2010.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2010	2009	Change (in Percent)	2010	2009	Change (in Percent)
Operating Expenses
Cost of Sales	$311	$88	255%	$897	$234	284%
Research and Development	$7,090	$5,842	21%	$12,951	$11,598	12%
Sales and Marketing	$4,925	$3,552	39%	$8,838	$6,951	27%
General and Administrative	$3,739	$3,582	4%	$6,891	$6,711	3%

Cost of Sales.  Cost of sales includes costs associated with licensed third party software used in our products and salaries associated with the development costs of certain customer contracts.

    The increase in cost of sales in the second quarter of fiscal 2011 and for the six months ended December 31, 2010 compared to the same periods of fiscal 2010 was primarily due to additional engineering labor and overhead costs associated with a customer project that commenced in the fourth quarter of fiscal 2010.

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

The $1.2 million increase in research and development expense for the second quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to a $0.6 million increase in consulting related expenses resulting from additional product development efforts and a $0.5 million increase in bonus expense resulting from the company exceeding certain financial targets in the second quarter of fiscal 2011.  In addition, there was a $0.2 million increase in employer payroll taxes due to an increase in stock option exercises in our second quarter of fiscal 2011 as compared to the same period of the prior year.  These increases were partially offset by lower depreciation expense of $0.1 million with more equipment fully depreciated.

The $1.4 million increase in research and development expense for the six months ended December 31, 2010 compared to the same period in fiscal 2010 was primarily due to a $0.9 million increase in consulting related expenses resulting from additional product development efforts and a $0.8 million increase in bonus expense resulting from the company exceeding certain financial targets in the first half of fiscal 2011. In addition, there was a $0.3 million increase in employer payroll taxes due to an increase in stock option exercises in the first two quarters of fiscal 2011 as compared to the same period of fiscal 2010.  These increases were partially offset by lower depreciation expense of $0.2 million with more equipment fully depreciated and additional engineering labor and overhead costs being classified as cost of sales rather than research and development expense due to larger customized customer projects as compared to the same period of the prior year.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

    The $1.4 million increase in sales and marketing expense for second quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to a $0.5 million increase in compensation related expenses due to increased headcount and a $0.4 million increase in commissions and bonus expense resulting from the company exceeding certain financial targets in the second quarter of fiscal 2011.  There was also a $0.3 million increase in outside service related expense with higher utilization of third party vendors and a $0.1 million increase in travel expenses.

The $1.9 million increase in sales and marketing expense for the six months ended December 31, 2010 compared to the same period in fiscal 2010 was primarily due to a $0.6 million increase in compensation related expenses resulting from increased headcount and a $0.7 million increase in commissions and bonus expense resulting from the company exceeding certain financial targets in the first half of fiscal 2011.  There was also a $0.5 million increase in outside service related expense with higher utilization of third party vendors.

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

The $0.2 million increase in general and administrative expense for the second quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to (i) a $0.2 million increase in employer payroll taxes due to an increase in stock option exercises, (ii) a $0.4 million increase in bonus expense resulting from the company exceeding certain financial targets in the second quarter of fiscal 2011 and (iii) higher stock compensation expense of $0.2 million resulting from higher average grant date fair value of options as compared to prior years.  These increases were partially offset by a $0.5 million severance expense we incurred in the second quarter of fiscal 2010 in connection with our former Chief Executive Officer and lower recruiting fees of $0.1 million.

The $0.2 million increase in general and administrative expense for the six months ended December 31, 2010 compared to the same period in fiscal 2010 was primarily due to (i) a $0.2 million increase in employer payroll taxes due to increase in stock option exercises, (ii) a $0.7 million increase in bonus expense resulting from the company exceeding certain financial targets in the first half of fiscal 2011 and (iii) higher stock compensation expense of $0.3 million resulting from higher average grant date fair value of options as compared to the comparable period for the prior fiscal year.  These increases were partially offset by a $0.5 million severance expense we incurred in the second quarter of fiscal 2010 in connection with our former Chief Executive Officer, lower recruiting fees of $0.2 million, lower outside services expenses of $0.1 million and lower depreciation expense of $0.1 million.

Other Income (Expense), Net. Other Income (Expense), net increased by $0.4 million for the three months ended December 31, 2010 compared to the same period in fiscal 2010 primarily due to $0.3 million of interest payments received from customers with respect to late royalty payments and a decrease of $0.2 million in interest expenses as the company had $9.7 million of debt as of December 31, 2009, which we fully repaid in April 2010. These increases were partially offset by a $0.1 million increase in foreign exchange loss in fiscal 2010.

Other Income (Expense), net increased by $0.5 million for the six months ended December 31, 2010 compared to the same period in fiscal 2010 primarily due to $0.3 million of interest payments received from customers with respect to late royalty payments, an increase of $0.1 million of interest income from investments resulting from our increased cash and investment balances and a decrease of $0.1 million in interest expenses as the company had $9.7 million of debt as of December 31, 2009, which we fully repaid in April 2010.

    Income Taxes.     We recorded an income tax expense of $0.8 million and $2.2 million for the three-month and six-month periods ended December 31, 2010, respectively. We recorded an income tax benefit of $0.7 million and an income tax expense of $1.1 million for the three-month and six-month periods ended December 31, 2009, respectively. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

    Our estimated annual income tax for fiscal 2011 consists of U.S. federal, state and foreign income and withholding taxes, offset by foreign tax credits from withholding taxes, R&D tax credits, and tax benefits from employee stock option exercises. Included in the fiscal 2011 income tax expense is $0.9 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.   However, our U.S. foreign tax credit was subject to a valuation allowance consistent with the other U.S. deferred tax assets. The tax expense recognized for the quarter ended December 31, 2010 is higher than that of the same period ended December 31, 2009 primarily due to the increase in pre-tax book income.

Liquidity and Capital Resources

At December 31, 2010, we had cash, cash equivalents and short term investments of $101.0 million, an increase of approximately $48.6 million from June 30, 2010.  Our cash and cash equivalents increased by $29.9 million, primarily as a result of cash provided from operations and stock option exercises, offset by net purchases of marketable securities.  We allowed our revolving credit facility to expire during the first quarter of fiscal 2011 without being renewed.

Operating Activities

Net cash provided by operating activities was $16.8 million for the six months ended December 31, 2010.   The cash generated from operating activities included $16.6 million from continuing operations and cash provided from discontinued operations of $0.2 million. The cash generated from operations was primarily a result of our positive net income net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of $2.1 million from stock compensation expense and $0.6 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of a $1.6 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and a $3.2 million decrease in accounts receivable, reflecting timing of customer billings and payments received. These increases were offset by cash used as a result of (i) a $1.2 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments and (ii) a $2.9 million decrease in accounts payable and accrued liabilities, primarily due to the payment of our fiscal 2010 bonus and commissions in the first quarter of fiscal 2011.

 Net cash provided by operating activities was $5.7 million for the six months ended December 31, 2009.  The cash generated from operating activities included $7.1 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $1.9 million from stock compensation expense $0.9 million in depreciation and amortization of intangible assets and $0.6 million from the gain on exchange and sale of investments.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $2.5 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $0.5 million decrease in accounts receivable, reflecting timing of customer billings and payments received.  These increases in cash were partially offset by cash used as a result of a (i) a $1.5 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments and (ii) $0.5 million decrease in accounts payable and accrued liabilities, primarily due to lower purchases reflecting the effect of our cost cutting efforts and timing of the payment.  The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

Investing Activities

 Net cash used in investing activities was $19.2 million for the six months ended December 31, 2010 as a result of usage of $18.6 million from the net purchases of available-for-sale securities and $0.6 million used to purchase property, furniture and equipment.

Net cash used in investing activities was $16.1 million for the six months ended December 31, 2009 as a result of usage of $15.2 million for the purchase of available-for-sale securities and $0.9 million used to purchase property, furniture and equipment.

Financing Activities

 Net cash provided by financing activities was $32.2 million for the six months ended December 31, 2010.   This cash generated from financing activities resulted from stock option exercises and purchases under our employee stock purchase plan.

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

Our contractual obligations as of December 31, 2010 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,470	$590	$1,755	$2,125	$—
Purchase obligations (2)	6,515	5,728	587	200	—
Other long-term liabilities and obligations (3)	1,485	—	1,485	—	—
Total	$12,470	$6,318	$3,827	$2,325	$—

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $6.5 million at December 31, 2010 increased from our purchase obligations as of June 30, 2010 by $1.0 million as a result of our increased investment in research and development and marketing projects.  Of the total obligations, $1.8 million relates to engineering design software license contracts that are reflected in the Company’s accrued liabilities.

(3)	Other Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes estimated liabilities of $1.2 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

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

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.

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

Revenue from our five largest customers represented 47% and 40% of our net revenue in the quarters ended December 31, 2010 and 2009, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through December 31, 2010 our common stock has traded at prices as low as $1.00 and as high as $16.75 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

•	changes in economic and market conditions.

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue decreased by 23%, 8% and 9% in fiscal 2008, 2009 and 2010 respectively as compared to the prior fiscal year. However, our contract revenue increased by 85% in the second quarter of fiscal 2011 as compared to the same period of fiscal 2010.

    We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 11 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was 54% in fiscal 2008, 32% in fiscal 2009 and 51% in fiscal 2010 of our total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $5.2 million in the second quarter of fiscal 2011 as compared with $1.4 million in the second quarter of fiscal 2010.  Of the unlimited use license agreements we completed in the second quarter of fiscal 2011, their terms ranged from 2 to 6 years with an average term of approximately 4.5 years.

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

    As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our second quarters of fiscal 2011 and 2010, 61% and 43% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

Our intellectual property may be misappropriated or expire, and we may be unable to obtain or enforce intellectual property rights.  We rely on a combination of protections provided by contracts, including confidentiality agreements, nondisclosure agreements and assignment agreements, copyrights, patents, trademarks, and common-law rights, such as trade secrets, to protect our intellectual property. We cannot assure you that any of the patents or other intellectual property rights that we own or use will not be challenged, invalidated or circumvented by others or be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Policing the unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. As part of our business strategy, we license our technology in multiple geographies including in countries whose laws do not provide as much protection for our intellectual property as the laws of the United States and where we may not be able to enforce our rights. In addition, intellectual property rights which we have obtained in particular geographies may and do expire from time to time, or may be subject to formal opposition proceedings or other challenges. As a result, we cannot be certain that we will be able to prevent other parties from designing and marketing unauthorized MIPS compatible products, that others will not independently develop or otherwise acquire the same or substantially equivalent technologies as ours, or that others will not use information contained in our expired patents to successfully compete against us. Moreover, cross licensing arrangements, in which we license certain of our patents but do not generally transfer know-how or other proprietary information, may facilitate the ability of cross-licensees, either alone or in conjunction with others, to develop competitive products and designs. We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time or may be subject to reexamination proceedings. Recent judicial decisions and proposed legislation in the United States may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

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

In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have commenced and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

We cannot be assured that our past restructurings will sufficiently reduce our expenses relative to future revenue and may have to implement additional restructuring plans in order to reduce our operating costs.    We have implemented restructuring plans in the past to reduce our operating costs.    If we have not sufficiently reduced operating expenses or if revenues are below our expectations, we may be required to engage in additional restructuring activities, which could result in additional restructuring charges. These restructuring charges could harm our results of operations. Further, our restructuring plans could result in a potential adverse effect on employee capabilities that could harm our efficiency and our ability to act quickly and effectively in the rapidly changing technology markets in which we sell our products.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Offer letter for Frederick Weber dated November 11, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company's form 8-K filed on November 12, 2010).

10.2	Form of Stock Unit Award Agreement for Employees Outside the U.S.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

February 8, 2011	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)