Form 10-Q
period 2011-03-31
MIPS TECHNOLOGIES INC
filed 2011-05-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2011

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

As of April 30, 2011, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 52,544,078.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,130	$31,625
Short-term investments	35,223	20,736
Accounts receivable, net	4,575	7,527
Prepaid expenses and other current assets	1,178	819
Total current assets	114,106	60,707
Equipment, furniture and property, net	2,108	2,093
Intangible assets, net	2,177	275
Goodwill	565	565
Other assets	4,153	7,267
Total Assets	$123,109	$70,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,793	$1,529
Accrued liabilities	11,888	13,911
Deferred revenue	2,636	3,217
Total current liabilities	16,317	18,657
Long-term liabilities:
Other long-term liabilities	5,230	6,116
Total long-term liabilities	5,230	6,116
Liabilities of discontinued operations	—	26
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at March 31, 2011 and June 30, 2010; and 52,396,648 and 46,070,714 shares outstanding at March 31, 2011 and June 30, 2010, respectively, net of 70,269 and 59,876 reacquired shares at March 31, 2011 and June 30, 2010, respectively	52	46
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	303,093	264,794
Accumulated other comprehensive income	595	475
Accumulated deficit	(202,178)	(219,207)
Total stockholders’ equity	101,562	46,108
Total Liabilities and Stockholders’ Equity	$123,109	$70,907

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenue:
Royalties	$13,415	$12,100	$41,846	$33,244
License and contract revenue	6,633	5,406	22,597	14,431
Total revenue	20,048	17,506	64,443	47,675
Operating Expenses:
Cost of sales	163	75	1,060	309
Research and development	7,073	6,315	20,024	17,913
Sales and marketing	5,377	3,889	14,215	10,840
General and administrative	3,362	3,282	10,253	9,993
Total operating expenses	15,975	13,561	45,552	39,055
Operating income	4,073	3,945	18,891	8,620
Other income (expense), net	137	(136)	894	201
Income before income taxes	4,210	3,809	19,785	8,821
Provision for income taxes	845	748	2,968	1,889
Income from continuing operations	3,365	3,061	16,817	6,932
Income from discontinued operations, net of tax	—	—	212	—
Net income	$3,365	$3,061	$17,029	$6,932
Net income per share, basic – from continuing operations	$0.06	$0.07	$0.34	$0.15
Net income per share, basic– from discontinued operations	$—	$—	$0.00	$—
Net income per share, basic	$0.06	$0.07	$0.34	$0.15
Net income per share, diluted – from continuing operations	$0.06	$0.07	$0.32	$0.15
Net income per share diluted – from discontinued operations	$—	$—	$0.00	$—
Net income per share, diluted	$0.06	$0.07	$0.32	$0.15
Common shares outstanding, basic	52,254	45,560	49,820	45,339
Common shares outstanding, diluted	54,889	46,472	53,036	46,148

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2011	2010
Operating activities:
Net income – continuing operations	$16,817	$6,932
Adjustments to reconcile net income to cash provided by operations:
Depreciation	781	1,181
Stock-based compensation	3,616	2,695
Amortization of intangible assets	83	83
Gain on exchange and sale of investment	(611)	(611)
Other non-cash charges	569	130
Changes in operating assets and liabilities:
Accounts receivable, net	2,952	(1,160)
Prepaid expenses and other current assets	(417)	651
Other assets	1,130	2,959
Accounts payable	235	(331)
Accrued liabilities	(2,011)	1,009
Deferred revenue	(794)	(72)
Long-term liabilities	(700)	(2,344)
Net cash provided by operating activities – continuing operations	21,650	11,122
Net cash provided by (used in) operating activities – discontinued operations	212	(1,412)
Net cash provided by operating activities	21,862	9,710
Investing activities:
Purchases of marketable securities	(48,225)	(27,014)
Proceeds from sales of marketable securities	5,413	4,491
Proceeds from maturities of marketable securities	28,356	—
Capital expenditures	(698)	(1,009)
Net cash used in investing activities	(15,154)	(23,532)
Financing activities:
Net proceeds from issuance of common stock	34,689	1,415
Repayments of debt	—	(4,049)
Net cash provided by (used in) financing activities	34,689	(2,634)
Effect of exchange rates on cash	108	(2)
Net increase (decrease) in cash and cash equivalents	41,505	(16,458)
Cash and cash equivalents, beginning of period	31,625	44,507
Cash and cash equivalents, end of period	$73,130	$28,049
Supplemental disclosure of cash transaction:
Release of restricted cash by escrow agent to former shareholders of Chipidea	$—	$4,509

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

MIPS Technologies, Inc. (MIPS) is a leading provider of industry-standard processor architectures and cores that power some of the world’s most popular home entertainment, communications, networking and mobile products. Our technology is broadly used in markets such as mobile handsets and tablets, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers, and automotive. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at March 31, 2011.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Numerator:
Net income from continuing operations	$3,365	$3,061	$16,817	$6,932
Net income from discontinued operations	—	—	212	—
Net income – basic and diluted	$3,365	$3,061	$17,029	$6,932
Denominator:
Weighted-average shares of common stock outstanding	52,254	45,560	49,820	45,339
Effect of dilutive securities-employee stock options and shares subject to repurchase	2,635	912	3,216	809
Shares used in computing diluted net income per share	54,889	46,472	53,036	46,148
Net income per share, basic - from continuing operations	$0.06	$0.07	$0.34	$0.15
Net income per share, basic - from discontinued operations	$—	$—	$0.00	$—
Net income per share, basic	$0.06	$0.07	$0.34	$0.15
Net income per share, diluted - from continuing operations	$0.06	$0.07	$0.32	$0.15
Net income per share, diluted - from discontinued operations	$—	$—	$0.00	$—
Net income per share, diluted	$0.06	$0.07	$0.32	$0.15
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive (A)	458	8,675	356	9,412

(A)
            For the three months ended March 31, 2011 and 2010, we excluded 0.5 million and 8.7 million shares, respectively, and for the nine months ended March 31, 2011 and 2010, we excluded 0.4 million and 9.4 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, which primarily comprises adjustments from foreign currency adjustments.   Total comprehensive income for the third quarter of fiscal 2011 was $3.4 million and total comprehensive income for the first nine months of fiscal 2011 was $17.1 million compared to total comprehensive income of $3.2 million for the third quarter of fiscal 2010 and total comprehensive income of $7.2 million for the first nine months of fiscal 2010.  Gains or losses resulting from amounts reclassified out of accumulated other comprehensive income into earnings are determined based on the specific identification method.

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

We had no Level 3 assets as of March 31, 2011 or June 30, 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of March 31, 2011 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$49,765	$49,765	$—	$—
Commercial Paper	2,499	—	2,499	—
Total Cash Equivalents	$52,264	$49,765	$2,499	$—
Commercial Paper	$11,693	$—	$11,693	$—
Corporate Bonds	7,967	—	7,967	—
Government Agency	3,512	—	3,512	—
Treasury Bills	12,051	12,051	—	—
Total Short-term Investments	$35,223	$12,051	$23,172	$—

    Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of March 31, 2011 were as follows (in thousands):

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$7,967	$2	$(2)	$7,967
Commercial Paper	11,692	1	—	11,693
Government Agency	3,510	2	—	3,512
Treasury Bills	12,044	7	—	12,051
Total Short-term Investments	$35,213	$12	$(2)	$35,223

All contractual maturities of the Company's available-for-sale marketable securities at March 31, 2011 were within one year.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,007	$10,007	$—	$—
Commercial Paper	999	—	999	—
Total cash equivalents	$11,006	$10,007	$999	$—
Commercial Paper	$1,000	$—	$1,000	$—
Corporate Bonds	6,874	—	6,874	—
Treasury Bills	4,495	4,495	—	—
Government Agency	6,979	—	6,979	—
Domestic Time deposits	1,000	—	1,000	—
Marketable equity securities	388	388	—	—
Total short-term investments	$20,736	$4,883	$15,853	$—

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

All contractual maturities of the Company's available-for-sale marketable securities at June 30, 2010 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2010 and in the first nine months of fiscal 2011.

Purchased intangible assets subject to amortization consisted of the following (in thousands):

	March 31, 2011			June 30, 2010
	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value	Gross Carrying Value	Accumu- lated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(908)	$192	$1,100	$(825)	$275
Purchased software licenses	1,985	—	1,985	—	—	—
Purchased intangible assets	$3,085	$(908)	$2,177	$1,100	$(825)	$275

Developed and core technology is being amortized over its useful life of 10 years.  Purchased software licenses are being amortized over their useful lives of 3 to 6 years.  The amortization expense for the intangible assets for three and nine months ended March 31, 2011 was $28,000 and $0.1 million, respectively.

Estimated future amortization expense related to our existing purchased intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2011	$120
2012	479
2013	424
2014	329
2015	300
Thereafter	525
Total	$2,177

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

At June 30, 2010, we had liability of $26,000 relating to discontinued operations consisting of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of  March 31, 2011.  In the second quarter of fiscal 2011, we recorded a gain from discontinued operations of $0.2 million, as a result of receiving a withholding tax refund from discontinued operations.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our Statement of Cash Flows for all periods presented.

Note 7.  Debt

 Revolving Credit Agreement.   On September 20, 2010, our revolving line of credit which enabled us to borrow up to $10 million from Silicon Valley Bank expired with no balance due.  Loans under this facility would be secured by virtually all of our assets with the exception of IP, and the facility contained affirmative and negative covenants that imposed restrictions on the operation of our business.  As of June 30, 2010, we were in compliance with the debt covenants.  There was no debt covenant at March 31, 2011.  The revolving credit agreement interest was at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at June 30, 2010 was 4.0%.

 Note 8.  Restructuring

    In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

    There was no restructuring activity in the third quarter of fiscal 2011 and 2010.

Note 9.  Other Income (Expense), Net

    The components of other income (expense), net are as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Interest income	$71	$33	$437	$114
Interest expense	—	(102)	—	(343)
Gain on investment	67	(36)	646	569
Other	(1)	(31)	(189)	(139)
Total other income (expense), net	$137	$(136)	$894	$201

Note 10.  Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	March 31, 2011	June 30, 2010
Equipment	$9,246	$9,343
Furniture and fixtures	1,849	2,119
Leasehold improvements	651	632
	11,746	12,094
Accumulated depreciation and amortization	(9,638)	(10,001)
Equipment, furniture and property, net	$2,108	$2,093

Note 11.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	March 31, 2011	June 30, 2010
Equity investment in privately held company	$400	$368
Long-term engineering design software licenses	2,092	4,928
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,344	1,677
Other	317	294
Total other assets	$4,153	$7,267

Note 12.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2011	June 30, 2010
Accrued compensation and employee-related expenses	$6,039	$6,530
Income taxes payable	1,926	1,920
Accrued restructuring	—	696
Obligations related to purchased software licenses	1,300	—
Obligations related to engineering design software licenses	867	2,752
Other accrued liabilities	1,756	2,013
Total accrued liabilities	$11,888	$13,911

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2011	June 30, 2010
Deferred compensation	$1,435	$1,770
Long-term income tax liability	1,200	1,146
Long-term obligations related to purchased software licenses	500	—
Long-term obligations related to engineering design software licenses	—	867
Long-term deferred revenue	1,781	1,993
Other	314	340
Total long-term liabilities	$5,230	$6,116

Note 13.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements at March 31, 2011 for the remainder of fiscal 2011 and for each of the subsequent four years from fiscal 2012 through 2015 were approximately $1.4 million, $0.3 million, $0.3 million, $0.1 million and $0.1 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $2.7 million that are reflected in the Company’s accrued liabilities (see Note 12).

Operating Lease Commitments.  At March 31, 2011, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remainder of 2011	$293
2012	1,021
2013	798
2014	735
2015	728
Thereafter	686
Total	$4,261

Litigation.  From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringing intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Note 14.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2011 and 2010 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
Operating expenses:
Research and development	$395	$297	$1,050	$1,030
Sales and marketing	462	221	996	679
General and administrative	617	282	1,570	986
Total stock-based compensation expense	$1,474	$800	$3,616	$2,695

    In the three months and nine months ended March 31, 2011 we issued 489,443 and 6,325,934 shares, respectively, of common stock for employee restricted stock award settlements, purchases under our employee stock purchase plan and stock option exercises.  In the three months and nine months ended March 31, 2010 we issued 40,007 and 510,508 shares, respectively, of common stock for employee restricted stock award settlements, purchases under our employee stock purchase plan and stock option exercises.

    In fiscal 2010, we issued 570,386 shares of common stock upon stock option exercise purchases.

Stock Options

Following are the significant weighted average assumptions used for estimating the fair value of the share–based compensation awards under our stock option plans and the weighted average grant date fair value for such awards:

	Employee Stock Options for three months ended March 31,		Employee Stock Options for nine months ended March 31,		Employee Stock Purchase Plan for three months ended March 31,		Employee Stock Purchase Plan for nine months ended March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Expected volatility	0.65	0.61	0.62	0.62	0.68	0.43	0.55	0.74
Risk-free interest rate	1.66%	2.00%	1.20%	2.00%	0.19%	0.20%	0.21%	0.29%
Expected dividends	0.00%	0.00%	0.00	0.00	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.2	4.2	4.2	4.2	0.50	0.50	0.50	0.50
Weighted-average grant date fair value	$6.29	$2.06	$4.39	$1.88	$4.88	$1.07	$2.91	$1.22

Restricted Stock Units and Awards

    For the three months and nine months ended March 31, 2011 we granted 80,800 and 433,674 restricted stock units, respectively, with a weighted-average grant date fair value of $12.34 and $9.50, respectively.  For the three months and nine months ended March 31, 2010 we granted 81,775 and 91,775 restricted stock units, respectively, with a weighted-average grant date fair value of $4.18 and $4.09 respectively.

Note 15.  Income Taxes

            We recorded an income tax expense of $0.8 million and $3.0 million for the three-month and nine-month periods ended March 31, 2011, respectively. We recorded an income tax expense of $0.7 million and $1.9 million for the three-month and nine-month periods ended March 31, 2010, respectively. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized.

    Our estimated annual income tax for fiscal 2011 consists of U.S. state, foreign income and withholding taxes. U.S. federal tax has been offset by foreign tax credits from withholding taxes, and tax benefits from employee stock option exercises. Included in the fiscal 2011 income tax expense is $0.8 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.   However, our U.S. foreign tax credit is subject to a valuation allowance consistent with the other U.S. deferred tax assets. The tax expense recognized for the quarter ended March 31, 2011 is higher than that of the same period ended March 31, 2010 primarily due to an increase in withholding taxes as a result of an increase in certain foreign revenues.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended March 31, 2011. The total amount of gross unrecognized tax benefits as of March 31, 2011 and June 30, 2010 was approximately $4.1 million and $4.3 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of March 31, 2011 and June 30, 2010 was approximately $0.3 million and $0.2 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.2 million and $1.1 million as of March 31, 2011 and June 30, 2010, respectively.

    Although we file tax returns in several overseas tax jurisdictions, our major tax jurisdiction is the United States where we file U.S. federal and state returns. Our fiscal 2008 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes.  The Company does not expect any significant change in the total amount of uncertain tax benefits in the next 12 months.

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

Overview

MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores for digital home, networking and mobile applications. Our offerings include flexible and widely-applicable single- and multi-threaded core processors that can be used in a wide variety of markets. Our technology is broadly used in markets such as mobile consumer electronics, digital entertainment, wired and wireless communications and networking, office automation, security, microcontrollers and automotive. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

In fiscal 2011 we have increased our investments in research and development and marketing with a specific focus on the mobile market, as our activities and opportunities in that market are growing.  Our increased investment activities included adding headcount, utilizing third party IP suppliers, contracting with software developers and partnering with third parties to accelerate our development efforts.  To date, our investments have enabled us to secure numerous mobile-related licenses including those for the MIPS architecture, as well as the MIPS32 4KE, M4K, M14K and 1004K cores.  In addition, we received the first royalties related to mobile products in the third quarter of fiscal 2011.

We reported third quarter fiscal 2011 revenue of $20.0 million, representing a 15% increase compared to third quarter of fiscal 2010.  Royalty revenue in the third quarter of fiscal 2011 was $13.4 million, an 11% increase compared to the third quarter of fiscal 2010.  Total royalty units reported in the third quarter of fiscal 2011 were 163 million units, a 20% increase from our third quarter of fiscal 2010.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our third quarter of fiscal 2011 generally represented our customer shipments from the quarter ended December 31, 2010.  License and contract revenue in the third quarter of fiscal 2011 was $6.6 million, representing an increase of 23% compared to the $5.4 million in the third quarter of fiscal 2010.  We completed seven new license agreements in the third quarter of fiscal 2011 as compared to nine in the same period from the prior year.  The increase in license and contract revenue in the third quarter of fiscal 2011 as compared to same period of the prior year was due to the higher average selling prices of our licenses in fiscal 2011 as compared to the prior year.

Our operating income for the third quarter of fiscal 2011 increased to $4.1 million from $3.9 million in our third quarter of fiscal 2010.  The increase in operating performance for our third quarter of fiscal 2011 compared to the same quarter of fiscal 2010 was mainly due to the increase in royalty and license revenue, which were partially offset by increased operating expenses as we continued to invest in research and development and marketing.

We recorded a tax provision of approximately $0.8 million in the quarter ended March 31, 2011 and 2010 consisting mainly of U.S. state, foreign income taxes and withholding taxes.

Our cash, cash equivalents and short term investments as of March 31, 2011 were $108.4 million compared to $52.4 million at June 30, 2010.  The increase in cash, cash equivalents and short term investments was primarily a result of cash provided from operations and stock option exercises. We issued approximately 0.5 million shares from option exercises for the three months ended March 31, 2011 and 6.2 million shares for the nine months ended March 31, 2011.  These exercises were the primary reason that our diluted share total increased from 46.4 million for the year ending June 30, 2010 to 54.9 million for the quarter ending March 31, 2011.  As a result of these option exercises, our total outstanding options decreased from 11.5 million at June 30, 2010 to 6.2 million at March 31, 2011.   Approximately 38% of the options exercised in the nine months ended March 31, 2011 were from two executives that recently departed the company, one departure was in December 2009 and the other departure was in August 2010.  As of March 31, 2011, these departed executives held less than 10% of our remaining outstanding option balance.

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

At June 30, 2010, we had liability of $26,000 relating to discontinued operations consisting of remaining administrative costs relating to the closure of certain foreign operations.  There is no remaining liability outstanding as of  March 31, 2011.  In the second quarter of fiscal 2011, we recorded a gain from discontinued operations of $0.2 million, as a result of receiving a withholding tax refund from discontinued operations.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our Statement of Cash Flows for all periods presented.

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

Our revenue in the three-month and nine-month periods ended March 31, 2011 and  March 31, 2010 was as follows (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010	Change (in Percent)	2011	2010	Change (in Percent)
Revenue
Royalties	$13,415	$12,100	11%	41,846	$33,244	26%
Percentage of Total Revenue	67%	69%		65%	70%
License and Contract Revenue	$6,633	$5,406	23%	22,597	$14,431	57%
Percentage of Total Revenue	33%	31%		35%	30%
Total Revenue	$20,048	$17,506	15%	$64,443	$47,675	35%

Royalties.  The increase in royalty revenue in the third quarter of fiscal 2011 from the comparable period in fiscal 2010 was primarily due to an increase in unit volumes reported by our royalty paying licensees.  Total royalty units reported by our customers in the third quarter of fiscal 2011 were 163 million units, a 20% increase from our third quarter of fiscal 2010.

The increase in royalty revenue in the first nine months of fiscal 2011 from the comparable period in fiscal 2010 was primarily due to an increase in royalty units reported by our customers.  Total royalty units reported by our customers in the first nine months of fiscal 2011 were 491 million units, a 34% increase from the same period of the prior year.  The increase in units was partially offset by lower average selling price of royalty units as certain customers had lower volume based per unit pricing in fiscal 2011 as compared to fiscal 2010.

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

The increase of 23% in license and contract revenue in the third quarter of fiscal 2011 from the comparable period in fiscal 2010 was due to higher average selling price of licenses.  There were 7 new license agreements executed in the third quarter of fiscal 2011 compared to 9 in the third quarter of fiscal 2010.   Unlimited use licenses accounted for $2.8 million of our license and contract revenue in our third quarter of fiscal 2011.  The unlimited use license agreements we completed in the third quarter of fiscal 2011 had one year terms.  Contract revenue from unlimited use license agreements was $2.5 million in the same period of fiscal 2010.

License and contract revenue for the nine months ended March 31, 2011 was up 57% from the comparable period in fiscal 2010.  The increase was due to higher average selling price of licenses as compared to the first nine months of fiscal 2010.  Unlimited use licenses accounted for $13.1 million of our license and contract revenue in the nine months ended March 31, 2011.  Excluding one architecture agreement that had a term of 16 years, the range of terms of unlimited license agreements we completed in the nine months of fiscal 2011 was 1 to 6 years with an average term of approximately 3 years.  Contract revenue from unlimited use license agreements was $6.1 million in the same period of fiscal 2010.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2011	2010	Change in Percent	2011	2010	Change in Percent
Operating Expenses
Cost of Sales	$163	$75	117%	$1,060	$309	244%
Research and Development	$7,073	$6,315	12%	$20,024	$17,913	12%
Sales and Marketing	$5,377	$3,889	38%	$14,215	$10,840	31%
General and Administrative	$3,362	$3,282	2%	$10,253	$9,993	3%

Cost of Sales.  Cost of sales includes costs associated with acquired third party software used in our products and engineering labor and overhead costs associated with the development costs of certain customer contracts relating to technology under development.

    The increase in cost of sales in the third quarter of fiscal 2011 compared to the same period of fiscal 2010 was primarily due to additional costs related to acquired third party software.   The increase in cost of sales for the nine months ended March 31, 2011 compared to the same period of fiscal 2010 was primarily due to additional engineering labor and overhead costs associated with a customer project that commenced in the fourth quarter of 2010 and completed in the second quarter of 2011.

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

The $0.8 million increase in research and development expense for the third quarter of fiscal 2011 over the comparable period in fiscal 2010 was primarily due to a $0.5 million increase in salary related expense due to increased headcount and a $0.3 million increase in consulting related expenses resulting from additional product development efforts.

The $2.1 million increase in research and development expense for the nine months ended March 31, 2011 compared to the same period in fiscal 2010 was primarily due to $1.3 million increase in consulting related expenses resulting from additional product development efforts and a $0.7 million increase in bonus expense resulting from the company having more engineering employees in fiscal 2011 as well as the company exceeding certain financial targets in the first nine months of fiscal 2011. In addition, there was a $0.5 million increase in employer payroll taxes due to an increase of stock option exercises in the first three quarters of fiscal 2011 as compared to the same period of fiscal 2010.  These increases were partially offset by lower depreciation expense of $0.3 million with more equipment fully depreciated.

Sales and Marketing. Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $1.5 million increase in sales and marketing expense for third quarter of fiscal 2011 over the comparable period in fiscal 2010 was due in part to a $0.6 million increase in salary, benefit and recruiting expenses primarily resulting from increased headcount in our marketing group.  There was also a $0.3 million increase in outside service related expense with higher utilization of third party vendors, a higher stock-based compensation expense of $0.3 million resulting from increased marketing headcount as well as a higher average grant date fair value of options as compared to the prior year, a $0.2 million increase in travel expenses and a $0.1 million increase in other facilities and personnel expenses.

The $3.4 million increase in sales and marketing expense for the nine months ended March 31, 2011 compared to the same period in fiscal 2010 was due in part to a $1.5 million increase in salary, benefit and recruiting expenses resulting from increased headcount in our marketing group and a $0.5 million increase in commissions and bonus expense resulting from the company having more marketing employees in fiscal 2011 as well as the company exceeding certain financial targets in the first three quarters of fiscal 2011.  There was also a $0.8 million increase in outside service related expense with higher utilization of third party vendors, a higher stock-based compensation expense of $0.3 million resulting from increased marketing headcount as well as a higher average grant date fair value of options as compared to prior year, a $0.2 million increase in travel expenses and a $0.1 million increase in other facilities and personnel expenses.

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

    General and administrative costs were relatively flat at $3.4 million in the quarter ending March 31, 2011 compared to $3.3 million in the quarter ending March 31, 2010.

The $0.3 million increase in general and administrative expense for the nine months ended March 31, 2011 compared to the same period in fiscal 2010 was primarily due to higher stock-based compensation expense of $0.6 million primarily resulting from new executive and board of director grants as well as higher average grant date fair value of options as compared to prior years and a $0.3 million increase in bonus expense primarily resulting from the company exceeding certain financial targets in the first three quarters of fiscal 2011.  These increases were partially offset by a $0.5 million severance expense we incurred in the second quarter of fiscal 2010 in connection with our former Chief Executive Officer and lower recruiting fees of $0.2 million.

Other Income (Expense), Net. Other income (expense), net for the quarter ending March 31, 2011 increased by $0.3 million as compared to the same period of the prior year primarily due to a decrease of  $0.1 million in interest expenses as the company had $8.8 million of debt as of March 31, 2010 which we fully repaid in April 2010 and an increase in interest income by $0.2 million as a result of higher cash and investment balances in fiscal 2011.

Other income (expense), net increased by $0.7 million for the nine months ended March 31, 2011 compared to the same period in fiscal 2010 primarily due to an increase of $0.3 million of interest payments received from customers with respect to catch up royalty payments and a decrease of $0.4 million in interest expenses and other loan costs as the company had $8.8 million of debt as of March 31, 2010 which we fully repaid in April 2010.

    Income Taxes.     We recorded an income tax expense of $0.8 million and $3.0 million for the three-month and nine-month periods ended March 31, 2011, respectively. We recorded an income tax expense of $0.7 million and $1.9 million for the three-month and nine-month periods ended March 31, 2010, respectively. We continue to recognize a full valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be realized.

    Our estimated annual income tax for fiscal 2011 consists of U.S. state, foreign income and withholding taxes. U.S. federal tax has been offset by foreign tax credits from withholding taxes, and tax benefits from employee stock option exercises. Included in the fiscal 2011 income tax expense is $0.8 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.   However, our U.S. foreign tax credit is subject to a valuation allowance consistent with the other U.S. deferred tax assets. The tax expense recognized for the quarter ended March 31, 2011 is higher than that of the same period ended March 31, 2010 primarily due to an increase in withholding taxes as a result of an increase in certain foreign revenues.

Liquidity and Capital Resources

At March 31, 2011, we had cash, cash equivalents and short term investments of $108.4 million, an increase of approximately $56 million from June 30, 2010.  Our cash and cash equivalents increased by $41.5 million, primarily as a result of cash provided from operations and stock option exercises, offset by net purchases of marketable securities.  We allowed our revolving credit facility to expire during the first quarter of fiscal 2011 without being renewed.

Operating Activities

Net cash provided by operating activities was $21.9 million for the nine months ended March 31, 2011.   The cash generated from operating activities included $21.7 million from continuing operations and cash provided from discontinued operations of $0.2 million. The cash generated from operations was primarily a result of our positive net income net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of $3.6 million from stock-based compensation expense and $0.9 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of a $0.7 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and a $3.0 million decrease in accounts receivable, reflecting timing of customer billings and payments received. These increases were offset by cash used as a result of (i) a $0.7 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments and (ii) a $1.8 million decrease in accounts payable and accrued liabilities, primarily due to the payment of our fiscal 2010 bonus and commissions in the first quarter of fiscal 2011.

 Net cash provided by operating activities was $9.7 million for the nine months ended March 31, 2010.  The cash generated from operating activities included $11.1 million from continuing operations, partially offset by cash used by discontinued operations of $1.4 million.   The cash generated from continuing operations was primarily a result of our positive net income net of non-cash expenses and cash provided from changes in our asset and liability balances.  Our net income from continuing operations included the effects of non-cash charges of $2.7 million from stock-based compensation expense, $1.3 million in depreciation and amortization of intangible assets and a $0.6 million gain on exchange on investments.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of (i) a $3.6 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and (ii) a $1.0 increase in accrued liabilities, primarily due to the withholding tax accrual in connection with a change in our foreign legal structure.    These increases in cash were partially offset by cash used as a result of (i) a $2.3 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments, (ii) a $0.3 million decrease in accounts payable due to the timing of payments and (iii) a $1.2 million increase in accounts receivable, reflecting timing of customer billings and payments received. The negative cash flow from operating activities of discontinued operations was primarily driven by the payment of $1.4 million of cash for restructuring and administrative expenses.

Investing Activities

 Net cash used in investing activities was $15.2 million for the nine months ended March 31, 2011 as a result of usage of $14.5 million from the net purchases of available-for-sale securities and $0.7 million used to purchase property, furniture and equipment.

Net cash used in investing activities was $23.5 million for the nine months ended March 31, 2010 as a result of usage of $22.5 million from the net purchases of available-for-sale securities and $1.0 million used to purchase property, furniture and equipment.

Financing Activities

 Net cash provided by financing activities was $34.7 million for the nine months ended March 31, 2011.   This cash generated from financing activities resulted from stock option exercises and purchases under our employee stock purchase plan.

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

Our contractual obligations as of March 31, 2011 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,261	$293	$1,819	$2,149	$—
Purchase obligations (2)	4,940	4,446	294	200	—
Other long-term liabilities and obligations (3)	1,435	—	1,435	—	—
Total	$10,636	$4,739	$3,548	$2,349	$—

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $4.9 million at March 31, 2011 decreased from our purchase obligations as of June 30, 2010 by $0.5 million primarily as a result of the timing of payments to certain vendors as compared to their contractual end or renewal dates.  Of the total obligations, $2.7 million relates to engineering design software license contracts that are reflected in the Company’s accrued liabilities.

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

We compete against much larger companies in the microprocessor IP market that have larger market share and broader lines of products.  Some of our competitors, including Intel Corporation and ARM Holdings plc, have significant financial resources enabling them to market their products aggressively and to target our customers with special incentives. As long as Intel and ARM remain in their dominant position, we may be negatively impacted by their business practices, product mix and product introduction schedules, marketing strategies and exclusivity clauses with customers.  In addition, Intel and ARM have substantially greater financial resources than we do and, accordingly, spend substantially greater amounts on research and development and marketing than we do. We expect Intel and ARM to maintain their dominant market positions and to continue to invest heavily in marketing, research and development and in other technology companies. To the extent our competitors develop microprocessor products using more advanced process technologies or introduce competitive new products into the market before we do, our financial condition and operating results will be adversely impacted.

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

Revenue from our five largest customers represented 47% and 49% of our net revenue in the quarters ended March 31, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through March 31, 2011 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock each quarter or otherwise periodically (including pursuant to Rule 10b5-1 stock trading plans). Sales of shares by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nonetheless, the market price of our stock may be affected by sales of shares by our executive officers.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. Our contract revenue decreased by 23%, 8% and 9% in fiscal 2008, 2009 and 2010 respectively as compared to the prior fiscal year. However, our contract revenue increased by 23% in the third quarter of fiscal 2011 as compared to the same period of fiscal 2010.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 11 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  Contract revenue from unlimited use license agreements was 54% in fiscal 2008, 32% in fiscal 2009 and 51% in fiscal 2010 of our total license and contract revenue. Additionally, contract revenue from unlimited use license agreements was $2.8 million in the third quarter of fiscal 2011 as compared with $2.5 million in the third quarter of fiscal 2010.  The unlimited use license agreements we completed in the third quarter of fiscal 2011 had one year terms.

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

If we do not succeed in the market for mobile products, our medium to long term revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, and in fiscal 2011 we increased our spending in research and development and in marketing with a specific focus on this market.  If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our third quarters of fiscal 2011 and 2010, 48% and 49% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

We rely on third-party technologies for the development of our products and if we were unable to use such technologies in the future, our ability to remain competitive could be harmed.   We rely on third parties for technologies that are integrated into our products. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We rely on the efforts of third parties to enhance our technology offerings and our ecosystem, and an inability to develop or maintain relationships with these parties would harm our ability to remain competitive.  We have developed relationships with third parties, including software developers, development tools providers, and third party IP suppliers, pursuant to which these parties provide operating systems, tool support, reference designs and other services that support the MIPS-based ecosystem for our licensees. We believe that these relationships enhance the attractiveness of our technology and improve our ability to achieve design wins.  If we are unable to develop or maintain these relationships, or if a product is discontinued by an existing ecosystem partner, our ability to achieve design wins in the future may be limited and our ability to remain competitive would be harmed.  In addition, the inability to maintain an attractive MIPS-based ecosystem could adversely affect our business, results of operations and financial condition.

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

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation. There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringing intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us. Even if we were to initiate litigation, such action could be extremely expensive and time-consuming and could have a material adverse effect on us. We cannot assure you that litigation related to our intellectual property rights or the intellectual property rights of others can always be avoided or successfully concluded.

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

Catastrophic events may disrupt our business and harm our operating results.  Our corporate headquarters, a significant portion of our research and development activities, our data centers and certain other critical business operations are located in California. A disruption or failure of these systems in the event of a major natural disaster, telecommunications failure, cyberattack, civil unrest, acts of war, terrorist attack or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data and could prevent us from fulfilling our customers’ orders.  An earthquake or other catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.  In addition, the March 2011 earthquake and tsunami in Japan may negatively affect the operations, facilities, development plans, sales, and financial condition of our existing licensees and potential licensees with operations in Japan.  The Japan earthquake and tsunami and other future catastrophic events may adversely affect our ability to enter into new agreements with licensees and the ability of these licensees to complete product shipments upon which we earn royalty revenues.

    We may incur impairments to long-lived assets.   We review our long-lived assets, including other intangible assets, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Significant negative industry or economic trends, including a significant decline in the market price of our common stock, or disruptions to our business could lead to an impairment charge of our long-lived assets, including the other intangible assets.

    Our consideration of impairment indicators and valuation methodology for assessing impairment requires management to make judgments and assumptions based on historical experience and to rely heavily on projections of future operating performance. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from results. Additionally, if our analysis results in impairment to our goodwill, intangible and long-lived assets, we may be required to record a charge to earnings in our financial statements during a period in which such impairment is determined to exist, which may negatively impact our results of operations.

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

MIPS Technologies, Inc., a Delaware corporation

May 9, 2011	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)