Form 10-K
period 2011-06-30
MIPS TECHNOLOGIES INC
filed 2011-08-26
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED June 30, 2011

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

         Large accelerated filer     ☒                 Accelerated filer  ☐           Non-accelerated filer  ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2010) was approximately $786 million for the registrant’s common stock based on the closing sale price as reported on The Nasdaq Global Select Market.

As of August 15, 2011, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 52,646,399.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant’s Proxy Statement relating to the registrant’s 2011 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART 1

Item 1.    Business

    General

MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores for digital home, networking and mobile applications. The MIPS architecture powers some of the world's most popular electronic products. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment (CPE), WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

Our business model is based on the licensing of embedded processor intellectual property (IP) in the form of both architectures and implementations. Embedded processor IP requires considerable development effort in order to create a product, but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices ranging from a few hundred thousand dollars to millions of dollars, depending on the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products and those products begin shipping—which may take several months to several years—we receive royalties from our licensees.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures (ISAs), application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system OEMs. Together with our architecture licensees, we offer a broad variety of embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. Over time we have entered into more than 465 license agreements and we have over 330 active license agreements with companies around the world offering MIPS-Based chips for embedded systems. Fifty-nine licensees paid royalties in fiscal 2011 on shipments of more than 656 million units. Since calendar year 2000, more than 2.9 billion MIPS-Based Systems on Chips (SoCs) have been shipped by MIPS licensees.

The markets and applications that benefit from the MIPS architecture continue to expand. As transistor density increases and as per unit manufacturing costs continue to drop, more and more high-volume markets are moving to 32-bit or 64-bit processing power. While our products serve a broad cross-section of these markets, we will continue to focus on and target high-growth and high-volume markets where the cost or performance advantages of our products have significant value.

Industry Background

Since the acceptance of the fabless business model for semiconductor providers, companies have been able to leverage standards in foundry processes, electronic design automation (EDA), tools and intellectual property to enable a worldwide industry of hundreds of companies designing, developing and supplying SoC solutions. Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on a single integrated circuit (IC) silicon chip. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990s and continuing in the 2000s, the state of silicon technology reached the point where truly powerful computers could be integrated as embedded microprocessors that could be built at a manufacturing cost of well under a dollar. It is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, offering new generations of products. The availability of low-cost, high-performance processors and the development of SoC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for digital home, networking and mobile products.

Today, the market for embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers (MCUs) embedded primarily into low-cost automotive and consumer products such as home appliances, industrial controls, networks, smart meters, engine controls and other applications. The growing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. The use of these advanced processors provides a material advantage to system builders. The market for 32-bit and 64-bit processors has grown from less than 50 million units in 1997 to more than eight billion units at the end of calendar year 2010 with a 19 percent compound annual growth rate expected through 2014 according to The Linley Group.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3D graphics rendering, digital audio and video, and communications and high-speed signal processing. Examples include digital TVs, set-top boxes, Blu-ray players and recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs), Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, mobile handsets, media tablets, PC modems, processor-based smart cards, digital cameras and 802.11 wireless networking devices. To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with IP from third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

The MIPS Ecosystem

Processors are unlike many other kinds of semiconductors, such as memories, which interface with other components in a highly standardized manner. Each processor architecture has its own unique language called an instruction set. The specifics of the architecture and its instruction set have a major impact on the cost, performance and power consumption of the end product, and require a range of supporting third party products and know-how.

Only a few processor architectures are used widely enough to generate broad third party support to create a de facto standard, and the MIPS architecture is one of these. The system developer has access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, application platforms and reference designs. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded market.  To further support the development of the MIPS Ecosystem, we have launched an open source MIPS Developer Community website that provides resources for developers working on Android and Linux applications and other MIPS-Based products.

The MIPS Ecosystem is comprised of over 110 companies, including Mentor Graphics, Green Hills Software, Carbon Design Systems and Imperas, providing hundreds of hardware/software development tools, real-time operating systems (RTOS), middleware and compatible hardware IP in support of the MIPS architecture. Popular operating systems that are compatible with our architecture include Android, MontaVista Linux, Express Logic’s ThreadX, Mentor Graphics’ Nucleus, Wind River’s VxWorks and eCosCentric eCos Pro. We are continuing to enable the development of Android applications with over 20 partner companies providing products that support the Android on MIPS platform, including the Myriad Dalvik Turbo engine.

Customers

Over 125 companies have executed license agreements for MIPS processor cores and architectures to develop and sell MIPS-Based silicon solutions. We have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores, and implementation licensees that license processor core implementations from MIPS. These cores are normally inserted directly into our customers’ own SoCs containing other elements of their system.

Through MIPS Technologies’ flexible approach to licensing architectural IP, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market, broadening the market reach beyond markets addressed by processor cores designed and licensed by MIPS. Architecture licensees may also license our processor core implementations to fill gaps in their product families.

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

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS Technologies or one of our design service providers. The benefit may be faster time-to-market with less risk and lower development cost. Any particular hard core can be used in one technology from one foundry only, and configuration parameters have been predetermined by MIPS.

Designs.    We provide flexible, modular processor and related core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

MIPS32 M14K and M14Kc Cores.    The M14K cores are based on the microMIPS instruction set architecture, designed to provide high levels of system performance for extremely cost-sensitive embedded applications such as 32-bit microcontrollers (MCUs), home entertainment, personal entertainment and home networking. Since they began shipping in March 2010, M14K cores have been licensed to eleven companies, including Microchip Technology, PMC-Sierra and Mobile Devices, Inc., achieving among the fastest rate of early licensing of any of our products.

MIPS32 4K Cores.    The 4K, 4KSd, 4KE and M4K processor cores are high-performance, low-power, compact 32-bit core designs for custom SoC applications. All of these core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals. We have more than 110 active license agreements for these cores with licensees including Zoran, Atheros (acquired by Qualcomm), Lantiq, Microchip Technology, Realtek, Renesas Electronics, MStar and others.  These cores are broadly utilized in SoCs shipping in production today, as the main processor or as subsystem controllers in SoCs using multiple processor cores.

MIPS32 24K Cores.    The 24K core family started shipping in fiscal 2004 and is designed to be scalable to future generations of silicon process technology. The 24KE core leverages the high-performance 24K microarchitecture and efficiently adds Digital Signal Processing (DSP) functionality. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE cores have been licensed to fifty companies, including Atheros (acquired by Qualcomm), Broadcom, BroadLight, Cisco Systems, Lantiq, Ralink, Realtek, Sigma Designs, Renesas Electronics, Trident Microsystems, Toshiba and others.

MIPS32 34K Cores.    In September 2005, we started shipping the 34K core family, which provides both the DSP and multi-threading (MT) ASEs. The 34K core family’s MT capabilities allow the user to take advantage of the fact that embedded systems run multiple program tasks or threads of execution in parallel, and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by twenty-four companies, including Altair Semiconductor, Broadcom, Mobileye, MStar, PMC-Sierra, Sigma Designs and others.

MIPS32 74K Cores.    In May 2007, we introduced the 74K core family as the industry’s first fully synthesizable processors to surpass 1GHz using industry standard libraries and EDA flows. The 74K core family is based on MIPS Technologies’ superscalar microarchitecture with out-of-order instruction dispatch. To-date, the 74K family has been licensed by twenty-four companies, including Broadcom, Lantiq, MStar, Realtek, Renesas Electronics, Sigma Designs and others.

MIPS32 1004K Cores.    In April 2008, we introduced the 1004K Coherent Processing System (CPS) as the industry’s first multi-threaded multiprocessor IP core. Incorporating multi-threading in each core in a coherent multicore architecture enables the 1004K CPS to surpass the performance of multicore systems based on single-threaded processor cores. This performance boost essentially is “free” in both hardware and software, as the additional hardware threads in the cores are minimal in size relative to a typical SoC design, and multi-threading makes use of the same Symmetric Multiprocessing (SMP) versions of operating systems and software programming models as coherent multicore platforms. The 1004K cores have been licensed by fourteen companies, including Mobileye, MStar, PMC-Sierra, Realtek, Sigma Designs, ViXS and others.

MIPS32 1074K Cores.    In September 2010, we introduced the 1074K Coherent Processing System (CPS), our latest coherent multiprocessor IP offering. The 1074K CPS enables easy implementation of very high-performance multicore systems, a high level of flexibility in configuration for specific features, and the ability to migrate a design across foundries, process nodes, and geometries. The 1074K cores have been licensed by five companies, including Silicon Integrated Systems (SiS), Realtek and others.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely-used target for software and other collateral products. MIPS Technologies maintains the architectural standard and evolves it in a manner consistent with advancing needs, while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers, while providing the opportunity to build for advanced needs. There are a total of twenty-one active architecture licenses at companies including Broadcom, Cavium Networks, Ingenic Semiconductor, Loongson Technology, NetLogic Microsystems, Renesas Electronics, Sony, Toshiba and The Institute of Computing Technology of the Chinese Academy of Sciences (ICT).

microMIPS Instruction Set Architecture.   The microMIPS instruction set architecture (ISA) was introduced to the market in November 2009, and is the basis for MIPS Technologies’ M14K cores which began shipping in March 2010. The microMIPS ISA was developed specifically to provide a high level of code compression without any loss in MIPS32 performance, a major requirement and advantage for microcontroller and embedded system SoC developers to reduce cost. microMIPS maintains 98% of MIPS32 performance while reducing code size by up to 35%, translating to significant silicon cost savings. The microMIPS ISA is backward-compatible, enabling reuse of optimized MIPS microarchitecture.

Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as additional features to use in designing processors. ASEs may also be incorporated into MIPS cores to provide extended capability for code compression, 3D graphics, security, DSP math functions and multi-threading applications.

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include development and improvement of the Linux kernel for the range of MIPS architectures, including MIPS32, MIPS64 and microMIPS. MIPS Technologies contributes to the open source community, offering optimizations and updates to the MIPS Linux kernel available for download at www.linux-mips.org. MIPS Technologies has entered into a strategic relationship with Timesys to distribute the latest version of the Linux distribution kit. Support for Linux distributions is also available from our partners including MontaVista Software and Wind River (wholly-owned subsidiaries of Cavium Networks and Intel respectively). CodeSourcery (acquired by Mentor Graphics), in partnership with MIPS Technologies, provides releases and support of the Sourcery CodeBench software development toolchain for the MIPS architecture, including microMIPS. MIPS Technologies provides our customers with a comprehensive set of tools for SoC development and pre-silicon software test and validation, including the System Navigator™ debug system, MIPS Navigator ICS (Integrated Component Suite) software development utilities and system engineering boards.

Internally and with partners, MIPS is actively optimizing and developing solutions for the Android operating system. Android on MIPS source code is available for developers to download from developer.mips.com.  MIPS is also a member of the Open Handset Alliance, a community of companies promoting and contributing to development of Android.

Markets and Applications

The primary markets addressed by our actual and potential customers include:

Digital Home Products.    Together with our existing semiconductor licensees, we license our products into solutions for a wide variety of sophisticated, high-volume digital home products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables, from satellites or via the Internet. As consumers increasingly seek high definition content and better access to higher bandwidth networks, STB performance demands are increasing. As such, STBs are becoming sophisticated interactive, rich multimedia devices with features such as high-definition, video-on-demand, digital video recording and internet video access, which has driven performance requirements as well as multiple connectivity standards such as Ethernet, MOCA (Media over Coax), wireless networking, HDMI and wireless HD interfaces. MIPS-Based silicon is included in systems by Motorola, Pace, Pioneer, TiVo, and Cisco. Our licensees in this market include ALi Corp., Broadcom, Cisco, Entropic, Haier, Motorola, Realtek, Renesas Electronics, Trident Microsystems, Sigma Designs, Sunplus, Toshiba and Zoran.

Digital Television.    Most new digital televisions now have the ability to display HD content, and higher end models are becoming “smarter,” giving consumers more access to internet-based video, music and pictures. As with set-top boxes, the SoCs used in digital televisions utilize high-performance 32-bit processors. MIPS Technologies licensees such as Broadcom, MStar, Renesas Electronics, Sigma Designs, Trident Microsystems, Toshiba and Zoran provide SoCs to companies including LG, Philips, Samsung, Sharp, Sony, Toshiba, Vizio, Panasonic and other digital television OEMs.

Digital Cameras.    Digital Still Cameras (DSCs) and Digital Video Cameras (DVCs) perform many computations beyond just compressing the captured image. These include scene analysis, red eye removal, facial detection, and other intelligent image processing that requires a significant amount of processing power. HD video capture is also now becoming standard on most cameras, and this also requires a significant amount of processing power. MIPS Technologies’ cores are used widely in DSCs and DVCs to address these needs. The menu graphics, font rendering, USB interface and battery charge monitoring all also draw on MIPS processor offerings. Licensees in this market include Megachips, Sony, Toshiba and Zoran.

Networking Products.    MIPS Technologies’ cores have long been used in networking applications from residential/SOHO/SMB to infrastructure and enterprise/data center. Our performance-efficient multicore processors, application-specific engines for multi-threading and DSP, and 64-bit processing capabilities enable SoC suppliers to improve performance, power consumption and cost. Leading-edge technology and a large and entrenched networking ecosystem contribute to MIPS Technologies’ strength in this space.

Broadband Customer Premises Equipment (CPE) and Home Networking.   The MIPS architecture is used in a variety of equipment from DSL/cable/PON modems and termination units, to residential/SMB gateways and routers, VoIP terminals, and WiFi and femtocell access points. Such systems continue to evolve to include more functionality and performance with strict cost targets and power envelopes. MIPS processors are designed to deliver the performance efficiency needed for CPE and home networking applications. MIPS licensees also leverage the multi-threading technology and DSP accelerators found in MIPS cores to create highly integrated and efficient SoCs. MIPS licensees in this market include BroadLight, Broadcom, Ikanos, Lantiq, Atheros (now Qualcomm) and Texas Instruments.

Infrastructure Equipment.    The MIPS architecture is used widely in communications processors for networking infrastructure equipment such as core/metro/access routers and switches, 3G/4G basestations and mobile backhaul equipment. MIPS’ customers in this market include 64-bit architecture licensees such as Cavium Networks and NetLogic Microsystems, as well as 32-bit core licensees such as PMC-Sierra. MIPS licensees supply SoCs to OEMs including Alcatel-Lucent, Cisco Systems, Huawei, Nokia Siemens Networks, Juniper Networks, ZTE, and others.

Enterprise and Data Center.  The MIPS architecture is used broadly in enterprise applications such as routers, switches, firewalls, and unified threat management security appliances – largely through multicore processors developed by MIPS64 architecture licensees such as Cavium Networks and NetLogic Microsystems. In the high-end storage market, PMC-Sierra has been successful in increasing the performance of its SoCs for RAID through the use of multi-threading technology available in MIPS cores. The low-power server application space is an emerging area for MIPS with architectural licensees including the Institute of Computing Technology of the Chinese Academy of Sciences (ICT) and Loongson Technology, creating SoCs for computing applications including servers and supercomputers.

Mobile Products.    MIPS Technologies and its licensees are bringing the high-performance, low-power MIPS architecture to mobile devices such as handsets, media tablets, PC modems, portable media players and netbooks.

Mobile Handsets and Media Tablets.     Mobile handsets and media tablets represent an area of growth for MIPS Technologies due to the overall growth expected for those market segments, as well as increasing penetration by MIPS. According to recent reports from ABI Research, the smartphone market is projected to grow at a CAGR of 15% between 2010 and 2015, and the media tablet market is projected to grow at a CAGR of 29% for the same period. There are several entry points for MIPS in handsets and tablets, including the applications processor, baseband processor, touchscreen controller and wireless connectivity processors for WiFi, Bluetooth, GPS, and Near field communication. Leveraging MIPS Technologies’ investments into the Android platform, MIPS has multiple customers shipping applications processors in smartphones and tablets, including Actions Semiconductor and Ingenic Semiconductor. MIPS also has a presence in baseband processors for mobile devices and PC modems through customers such as Broadcom, Altair Semiconductor and Sequans.

  Computing for other types of mobile devices, such as portable media players and netbooks, is being addressed by MIPS licensees such as Actions Semiconductor, Ingenic Semiconductor and Loongson Technology Corp.

Other areas where MIPS has a presence include:

Automotive Driver Assistance, Navigation and Infotainment Products.    These applications provide a new level of visual information, from sources such as global positioning systems (GPS), with mapping and routing, traffic congestion and other useful information for travelers. Other products provide advanced driver assistance for accident prevention and mitigation, with functionality such as forward collision warning, lane departure warning, and headway monitoring/warning. Sophisticated displays require substantial processing power as well as fast GPS lock time to render the display in real-time. Driver assistance applications require real-time responsiveness and reliability that will help reduce accidents and make roads safer. Companies such as Mobileye, Renesas Electronics, NetLogic Microsystems and Toshiba are supplying MIPS-Based chips for these types of automotive applications.

Microcontrollers.    32-bit microcontrollers (MCUs) are increasingly becoming important alternatives to 8-bit and 16-bit MCUs. MCUs are moving to standard 32-bit processor IP for support of embedded peripherals such as USB, LCD controllers, audio codecs with on board flash and RAM memory blocks. Industrial control, office automation, home appliances, automotive, peripheral controllers for consumer electronics and smart cards are markets addressed by standard off-the-shelf and Application-specific standard products MCU products. Some of our licensees serving this market include Microchip Technology, Maxim, Mobile Devices, Inc., Toshiba and Zoran.

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

Our research and development expenses were $27.7 million in fiscal 2011, $24.3 million in fiscal 2010 and $21.5 million in fiscal 2009. As of June 30, 2011, our engineering staff involved in engineering design services and research and development activities totaled 95 employees. As business conditions dictate, we adjust the level of technical personnel for our engineering activities and supplement them with a varying number of consultants and third party service providers.  Our consultants and third party service providers are located in the United States, Europe and Asia. We conduct the majority of our research and development activities in our Sunnyvale, California headquarters. We also have design teams in other locations in the United States and Asia.

Sales and Marketing

We reach our customers through different sales channels, consisting of:

Direct Sales.    We have an internal sales force that calls directly on potential licensees worldwide. Our sales force consists of both direct sales personnel and “systems architects” who provide technical pre-sale assistance to our customers and potential customers. Most of MIPS’ licenses are generated from this sales force.

 Sales Agents.    From time to time we employ representatives in certain areas where specialized account knowledge or cultural skills are critical to success.  Sales from Sales Agents do not constitute a material portion of our revenues.

Indirect Distribution Channels.    We have expanded our reach into applications and markets with unique needs by adding indirect distribution channels. These distribution channels include ASIC development companies such as K-micro and Open-Silicon, and design services companies including Avnet ASIC Israel, CMSC Inc., eSilicon, ETRI, Tata Elxsi and Wipro Technologies. Sales from indirect channels do not constitute a material portion of our revenues.

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

We generally license our IP products on a non-exclusive and worldwide basis to semiconductor companies who, in turn, sell products incorporating these technologies to system OEMs. Although the precise terms of our contracts vary, they typically incorporate technology license fees for developed, or currently available, technology or engineering services that relate to technology under development. These fees may be payable up-front or upon the achievement of certain milestones such as provision of deliverables by us or production of semiconductor products by the licensee. Each of these types of contracts is a non-exclusive license for the underlying intellectual property. While we may be required to perform certain services to render the intellectual property suitable for license under an engineering service contract, we continue to own the intellectual property that we develop. We also have the right to license to other licensees the intellectual property developed under engineering service agreements. Our processor contracts generally provide for annual maintenance fees and for the payment of royalties to us based on a percentage of the net revenue earned by the licensee from the sale of products incorporating our technology or, in some cases, based on unit sales of such products.

In fiscal 2011, we had two customers, Broadcom and Cavium that individually accounted for more than 10% of our revenue. In fiscal 2010 and 2009, we had one customer, Broadcom, that accounted for more than 10% of our revenue. The revenue derived from Broadcom was primarily from royalties while the revenue derived from Cavium was a combination of royalty and licensing revenue. For further discussion, please see “Revenue” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

We own more than 580 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2011 to after 2028. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS' designs, architectures and extensions are subject to patent, trade secret, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M14K, M14Kc, M4K, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, 1004K, 1004Kc, 1004Kf, 1074K, 1074Kc, 1074Kf, microMIPS, and CorExtend are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries.

Competition

The market for embedded processors and cores is highly competitive and characterized by rapidly changing technological needs and capabilities. We believe that the principal competitive factors in the SoC markets are software compatibility, manufacturing and licensing cost, performance, functionality, customizability and power consumption. Our customers seek a range of products that provide multiple price performance points to allow them to offer their own rich product lines.

Our processors and cores compete with those of ARM Holdings plc, Tensilica Incorporated, ARC processor solutions from Synopsys, Andes Technology, and PowerPC, a product family developed and marketed by AMCC, IBM Corporation and Freescale Semiconductor. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

To remain competitive, we must continue to differentiate designs from those available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees.

Employees

As of June 30, 2011, we had 162 employees. Of this total, 95 were engineers involved in engineering design services and in research and development, 41 were in sales and marketing and 26 were general and administrative employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry.

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 30, 2011, were as follows:

Name	Age	Position
Sandeep Vij	45	Chief Executive Officer and President
Maury Austin	53	Chief Financial Officer
Brad Holtzinger	49	Vice President, Worldwide Sales
Ravikrishna Cherukuri	46	Vice President, Engineering
Art Swift	52	Vice President, Marketing
Gail Shulman	50	General Counsel
Dave Singhal	46	Vice President, Corporate Development and Strategy

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

Maury Austin has served as our Chief Financial Officer since March 2008. He has more than 25 years of corporate finance experience including executive positions at Apple Computer and General Electric Company. Mr. Austin served as SVP & CFO of Portal Software, Inc. from June 2005 until its acquisition and integration into Oracle Corporation in November 2006. Prior to Portal, Mr. Austin was SVP and CFO for Southwall Technologies from 2004 to 2005. Prior to his employment with Southwall Technologies, Inc., Mr. Austin was SVP and CFO for Vicinity Corporation from 2000 until its acquisition by Microsoft Corporation in 2003.  Prior to 2000 Mr. Austin held executive positions at Apple Computer and General Electric.  On August 4, 2011, Mr. Austin informed the company that he intends to retire as an employee of the company effective at such time as the company appoints a successor Chief Financial Officer.  Mr. Austin intends to continue in his role as the company’s principal financial officer until such time that the company appoints his replacement.

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

Dave Singhal has served as our Vice President, Corporate Development and Strategy since February 2011.  He has more than 20 years experience with both early-stage and established companies.   From July 2005 to February 2011, Mr. Singhal was Director in the Corporate Development Technology Group of Cisco, responsible for strategy, incubation, and investment in areas related to video, mobile, and consumer devices and Director of Engineering in the Chief Architects Office, Service Provider Group.  From 2001 to 2005, Mr. Singhal was an consultant to a number of early-stage companies in the areas of video processing and networking.  Prior to that, from 1998 to 2001, Mr. Singhal was the CEO of Luxxon Corporation, a pioneer in multimedia transcoding gateways for the 3G cellular infrastructure market.  Mr. Singhal held engineering roles at Neomagic Corporation, Trident Microsystems, Cirrus Logic and Advanced Micro Devices from 1985 to 1998.

            There are no family relationships between any of our executive officers.

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

Our financial results could be negatively impacted by economic conditions.   The markets served by the Company, and those of our customers, can be highly cyclical, and our financial results, both our royalty revenue and our ability to secure new contracts, could be impacted by consumer spending in the U.S. and global economies.  In addition, from time to time, the semiconductor industry has experienced significant downturns and our prospects and results are influenced in a significant way by conditions in this industry.  Royalty revenues depend significantly on worldwide economic conditions, including business and consumer spending, and license and contract revenues depend on the willingness of our potential customers to invest in new products, and both our royalty revenue and our license and contract revenue may be impacted by weak economic conditions in consumer spending and infrastructure spending. Some of the factors that could influence the levels of consumer and infrastructure spending include continuing increases in fuel and other energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, the threat of sovereign default and other macroeconomic factors affecting consumer spending behavior. In addition, recent economic volatility could lead to a number of follow-on effects on our business, including insolvency issues with our customers or suppliers.  These and other economic factors could have a material adverse effect on demand for our products and services, and on our financial condition and operating results.

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

Revenue from our five largest customers represented approximately 43% and 43% of our net revenue in the fiscal years ended June 30, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, consolidation, merger and acquisition activity involving our customers may enhance our reliance on our largest customers. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 8% and 9% in fiscal 2009 and 2010, respectively. However, our license and contract revenue increased by 12% in fiscal 2011 as compared to fiscal 2010.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 14 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 32% in fiscal 2009, 51% in fiscal 2010 and 61% in fiscal 2011 of our total license and contract revenue. Additionally, license revenue from unlimited use license agreements was $17.4 million in fiscal 2011 as compared with $13.0 million in fiscal 2010.   The unlimited use license agreements we completed in fiscal 2011 had one to 16 year terms.

Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current license and contract revenue levels or if such revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past license and contract revenue may not be indicative of the amount of such revenue in any future period. In addition, consolidation, merger and acquisition activity involving our customers and potential customers may limit our ability to enter into new license agreements. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through June 30, 2011 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

•	the demand for products that incorporate our technology;

•	our ability to develop, introduce and market new intellectual property;

•	the establishment or loss of licensing relationships with semiconductor companies or digital consumer, mobile, wireless, connectivity and business product manufacturers;

•	consolidation, merger and acquisition activity of our customer base, or customers developing competing products internally, which may cause delays or loss of sales;

•	the amount and timing of royalty payments;

•	the timing of new products and product enhancements by us and our competitors;

•
changes in development schedules, research and development expenditure levels and product support by us and semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers; and

•	changes in economic and market conditions.

If we do not succeed in the market for mobile products, our medium to long term revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, such as handsets, tablet computers, portable media players and netbooks.  In fiscal 2011 we increased our spending in research and development and in marketing with a specific focus on this market.  If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. In addition, the proliferation of the Android platform and other mobile-related technologies beyond the market for mobile handsets may increase our reliance on such technologies in attempting to achieve design wins in such other markets, including the market for digital consumer products.  Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

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

•	our ability to anticipate and timely respond to changes in semiconductor manufacturing processes;

•	changing customer preferences in the digital consumer, mobile, wireless, connectivity and business products markets;

•	the emergence of new standards in the semiconductor industry and for digital consumer, mobile, wireless, connectivity and business products;

•	the development of platforms, such as Android, by third parties and the selection of preferred solutions for such platforms;

•	the significant investment in a potential product that is often required before commercial viability is determined; and

•	the introduction by our competitors of products embodying new technologies or features.

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our fiscal 2009, 2010 and 2011, 54%, 59% and  54% of our net revenue, respectively, was derived from sales to customers outside the United States.  In addition, we have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

If we do not succeed on key platforms, including Android, our ability to compete and grow may be adversely impacted.  Our future success may depend, in part, on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of key platforms, such as Android.  If our development efforts are not successful or are significantly delayed, or if the characteristics of our IP product offerings and related designs are not compatible with the requirements of key platforms, our ability to achieve design wins may be limited. In addition, the proliferation of the Android platform and Android-based applications beyond the market for mobile handsets may increase our reliance on Android-related technology in attempting to achieve design wins in the market for digital consumer products, including high-end digital televisions. Competition for the development of technologies for the Android platform is rapidly developing and remains intense.

Our ability to remain competitive may be adversely affected if platform owners select competing technologies as preferred solutions for such platforms.  To date, most owners have not favored any particular technology for products based on their platform.  However, a decision by a platform owner to standardize on a technology offering provided by a competitor may affect the decisions of potential licensees when considering technology offerings provided by MIPS.

If we fail to achieve a significant number of design wins with respect to new platforms like Android, our medium to longer term revenue growth may be adversely impacted. Furthermore, even if we are successful in developing technologies based on Android or other key platforms, those platforms and our technology offerings for such platforms may not be widely adopted in the industry, which may also limit our growth opportunities.

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

    On August 4, 2011, our Chief Financial Officer, Maury Austin, informed the company that he intends to retire as an employee of the company effective at such time as the company appoints a successor Chief Financial Officer.  Mr. Austin intends to continue in his role as the company’s principal financial officer until such time that the company appoints his replacement.  The company is currently searching for a successor Chief Financial Officer.

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

As a result of one or more of these risks, our operating costs could increase substantially, our flexibility in operating our business could be impaired and our sales could be adversely affected. Any of these items could have an adverse affect on our financial condition or results of operations.

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

We may be subject to claims of infringement.  Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements.  We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with the use of our technology. For example, we have been notified by six licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving MIPS products.  A number of these licensees have requested indemnification from MIPS. We are currently reviewing these claims, but to date, we have not incurred any losses in respect of such claims.  However, there can be no assurance that we will not incur future liabilities in connection with such claims, or that the amount of such liabilities will not be material.

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

Changes in effective tax rates or adverse outcomes from examination of our income tax returns could adversely affect our results.Our future effective tax rates could be adversely affected by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws or regulations or in the interpretation of tax laws or regulations. We operate in the United States and internationally and occasionally face inquiries and examinations regarding tax matters in the countries that we operate in. There can be no assurance that the outcomes from examinations will not have an adverse effect on our operating results and financial condition. In addition, we are subject to certain withholding taxes relating to the repatriation of undistributed earnings from certain foreign subsidiaries.  Any changes in international laws or tax rulings in countries that we operate in could have an adverse impact on our operating results and financial condition.

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

Catastrophic events may disrupt our business and harm our operating results.  Our corporate headquarters, a significant portion of our research and development activities, our data centers and certain other critical business operations are located in California. A disruption or failure of our operations in the event of a major natural disaster, telecommunications failure, cyber attack, civil unrest, acts of war, terrorist attack or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data, and could prevent us from fulfilling our customers’ orders.  An earthquake or other catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.  In addition, the March 2011 earthquake and tsunami in Japan may negatively affect the operations, facilities, development plans, sales, and financial condition of our existing licensees and potential licensees with operations in Japan.  The Japan earthquake and tsunami and other future catastrophic events may adversely affect our ability to enter into new agreements with licensees and the ability of these licensees to complete product shipments upon which we earn royalty revenue.

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

The market value of our investment portfolio is exposed to fluctuations in interest rates and changes in credit ratings which could have a material adverse impact on our financial condition and results of operations.  Our cash and cash equivalents and short term investments represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit ratings, sovereign defaults and various financial market conditions. The global credit and capital markets have experienced significant volatility and disruption due to the instability in the global financial system and the current uncertainty related to global economic conditions.

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

We also lease a facility in Beaverton, Oregon. The facility is approximately 7,000 square feet and it is occupied by sales and engineering personnel. The lease will expire on November 30, 2016.

We lease sales offices in Japan, Taiwan, Korea, Germany, and Israel, and technical office spaces in China and the United States. These leases range from 12 months to 7 years.

We believe that these facilities are adequate to meet our current needs but we may need to seek additional space in the future.

Item 3.	Legal Proceedings

From time to time, we receive communications from third parties asserting patent or other rights allegedly covering our products and technologies. Based upon our evaluation, we may take no action or we may seek to obtain a license, redesign an accused product or technology, initiate a formal proceeding with the appropriate agency (e.g., the U.S. Patent and Trademark Office) and/or initiate litigation.  There can be no assurance in any given case that a license will be available on terms we consider reasonable or that litigation can be avoided if we desire to do so. If litigation does ensue, the adverse third party will likely seek damages (potentially including treble damages) and may seek an injunction against the sale of our products that incorporate allegedly infringing intellectual property or against the operation of our business as presently conducted, which could result in our having to stop the sale of some of our products or to increase the costs of selling some of our products. Such lawsuits could also damage our reputation. The award of damages, including material royalty payments, or the entry of an injunction against the sale of some or all of our products, could have a material adverse affect on us.  For additional information regarding intellectual property litigation, see Part I, Item 1A. Risk Factors—“We may be subject to litigation and other legal claims that could adversely affect our financial results.” and “We may be subject to claims of infringement.”

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended June 30, 2011.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2011
Fourth Quarter	$10.98	$6.14
Third Quarter	$18.19	$9.87
Second Quarter	$16.75	$9.04
First Quarter	$10.13	$4.82

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2010
Fourth Quarter	$5.50	$4.25
Third Quarter	$4.65	$3.60
Second Quarter	$4.49	$3.56
First Quarter	$3.89	$2.74

As of August 15, 2011, there were approximately 3,480 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock to The NASDAQ Stock Market  Composite Index—U.S. and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our common stock and in each index on June 30, 2006. No dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among MIPS Technologies, Inc., the NASDAQ Composite Index
and the RDG Semiconductor Composite Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
6/06
6/07
6/08
6/09
6/10
6/11
MIPS Technologies, Inc.
NASDAQ Composite
RDG Semiconductor Composite

*$100 invested on 6/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.                 Selected Consolidated Financial Data.

            You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended June 30, 2011, 2010, 2009, 2008 and 2007, and the selected consolidated balance sheet data as of June 30, 2011, 2010, 2009, 2008 and 2007, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years.

	Fiscal year ended June 30,
	2011 (1)	2010(1)	2009(1)	2008(1)	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$53,690	$45,665	$42,521	$45,593	$44,422
License and Contract revenue	28,350	25,291	27,672	29,984	38,888
Total revenue	82,040	70,956	70,193	75,577	83,310
Operating expenses:
Cost of sales	1,324	894	667	1,833	1,663
Research and development	27,673	24,330	21,496	30,150	33,068
Sales and marketing	19,129	15,780	11,015	17,874	22,255
General and administrative	13,463	13,564	15,523	19,588	20,960
Impairment of acquired intangible assets (2)	—	—	—	1,704	—
Restructuring	—	696	659	1,559	—
Total operating expenses	61,589	55,264	49,360	72,708	77,946
Operating income	20,451	15,692	20,833	2,869	5,364
Other income (expense), net	868	210	(2,381)	(4,113)	6,470
Income (loss) before income taxes	21,319	15,902	18,452	(1,244)	11,834
Provision (benefit) for income taxes	3,774	3,274	7,529	(3,811)	3,351
Income (loss) from continuing operations	17,545	12,628	10,923	(5,055)	8,483
Gain (loss) from discontinued operations, net of tax	212	214	(22,059)	(126,780)	—
Gain on disposition, net of tax	—	—	1,698	—	—
Net income (loss)	$17,757	$12,842	$(9,438)	$(131,835)	$8,483
Net income (loss) per share, basic – continuing operations	$0.35	$0.28	$0.24	$(0.11)	$0.19
Net income (loss) per share, basic – discontinued operations	$0.00	$0.00	$(0.45)	$(2.89)	$—
Net income (loss) per share, basic	$0.35	$0.28	$(0.21)	$(3.00)	$0.19
Net income (loss) per share, diluted – continuing operations	$0.33	$0.27	$0.24	$(0.11)	$0.18
Net income (loss) per share, diluted – discontinued operations	$0.00	$0.01	$(0.45)	$(2.89)	$—
Net income (loss) per share, diluted	$0.33	$0.28	$(0.21)	$(3.00)	$0.18
Shares used in per share calculations:
Basic	50,489	45,477	44,634	43,964	43,516
Diluted	53,328	46,371	44,935	43,964	45,891
	June 30,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents & short term investments	$109,396	$52,361	$44,507	$12,713	$119,039
Working capital (deficiency)	102,007	42,050	30,664	(10,214)	133,314
Total assets (3)	121,627	70,907	63,406	36,688	174,862
Total long-term liabilities	5,231	6,116	17,416	8,443	5,726

(1)
Consolidated statement of operations data for 2011, 2010, 2009 and 2008 for the Analog Business Group (ABG) has been classified as discontinued operations for the period from August 27, 2007 through June 30, 2011.  On May 7, 2009, we divested ABG.

(2)	Represents impairment charges recorded to write down the carrying value of acquired intangible assets in 2008. See Note 5 of the Notes to Consolidated Financial Statements.

(3)	Total assets at June 30, 2009 and 2008 excludes amounts classified as assets of discontinued operations in the amounts of $4.5 million and $116.1 million, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2011. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Introduction

 MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores for digital home, networking and mobile applications. Our offerings include flexible and widely-applicable single- and multi-threaded core processors that can be used in a wide variety of markets. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment, WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

Overview

In fiscal 2011 we increased our investments in research and development and marketing with a specific focus on the mobile market, as our activities and opportunities in that market are growing.  Our increased investment activities included adding headcount, utilizing third party IP suppliers, contracting with software developers and partnering with third parties to accelerate our development efforts.  To date, our investments have enabled us to secure numerous mobile-related licenses including those for the MIPS architecture, as well as the MIPS32 4KE, M4K, M14K, 24K, 34K, 74K, 1004K and 1074K cores.  In addition, we received the first royalties related to mobile handset applications processing in the third quarter of fiscal 2011.

Our fiscal 2011 revenue increased by $11.1 million over the prior year.  Total fiscal 2011 revenue of $82 million increased 16% from the $71 million reported in the prior fiscal year.

Royalty revenue in fiscal 2011 was $53.7 million, an increase of 18% from the $45.7 million reported during fiscal 2010.  Total royalty units reported in fiscal year 2011 were 656 million or 29 percent higher than the 510 million units reported in fiscal 2010.   As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our fourth quarter represented our customer shipments from the quarter ended March 31, 2011.

License and contract revenue in fiscal 2011 was $28.4 million, an increase of 12% from the $25.3 million in the prior fiscal year.   The increase in license and contract revenue in the fiscal 2011 as compared to prior year was due to the higher average selling prices of our licenses in fiscal 2011 as compared to the prior year.  In fiscal 2011, we completed 26 new license agreements compared to 37 in the prior year.

Our operating income in fiscal 2011 increased to $20.5 million, as compared to our operating income of $15.7 million in fiscal 2010.  The increase in operating performance for our fiscal year 2011 compared to the same period of fiscal 2010 was mainly due to the increase in royalty and license revenue offset by increased operating expenses as we continued to invest in research and development and marketing.

We recorded a tax provision of $3.8 million in fiscal 2011 consisting mainly of U.S. state, foreign tax, and withholding tax expenses.

Our cash, cash equivalents and short term investments at June 30, 2011 were $109.4 million compared to $52.4 million at June 30, 2010. The increase in cash, cash equivalents and short term investments was primarily a result of cash provided from operations and stock option exercises. We issued approximately 6.2 million shares from option exercises for the year ended June 30, 2011. These exercises were the primary reason that our total diluted shares outstanding increased from 46.4 million for the year ended  June 30, 2010 to 53.3 million for the year ended  June 30, 2011.  As a result of these option exercises, our total outstanding options decreased from 11.5 million at June 30, 2010 to 6.1 million at June 30, 2011. Approximately 38% of the options exercised for the year ended  June 30, 2011 were from two recently departed executives.

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

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenue	$ —	$—	$19,729
Expenses	212	214	(40,534)
Restructuring expense	—	—	(6,813)
Gain (loss) from discontinued operations, before tax	212	214	(27,618)
Tax benefit of discontinued operations	—	—	(5,559)
Gain (loss) from discontinued operations, net of tax	$ 212	$214	$(22,059)

 The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2011	June 30, 2010
Assets:
Total assets of discontinued liabilities	$—	$—
Liabilities:
Accounts payable and other current liabilities	$—	$26
Total liabilities of discontinued operations	$—	$26

In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.   In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries, and our remaining liability at June 30, 2010 consisted of remaining administrative costs relating to the closure of certain foreign operations.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented.

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

License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components on currently available technology. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. These agreements include a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

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

When we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience with the same or similar IP development and are reviewed and updated regularly. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of sales.

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.  The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.5 million, $2.7 million and $3.2 million in fiscal 2011, 2010 and 2009, respectively.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have provided a full valuation allowance against our net deferred tax assets due to our history of net losses, difficulty in forecasting future results and belief that we cannot rely on projections of future taxable income to realize deferred tax assets. Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

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

We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. At June 30, 2011 and June 30, 2010, we had gross unrecognized tax benefits of $4.6 million and $4.3 million, respectively.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits, if any, within the provision for taxes in the consolidated statements of operations.

Goodwill.

    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. As a result of the divestiture of the ABG, we now operate in one reportable segment and our reporting unit is consistent with the reportable segments identified.  As such the estimated fair values of our single reporting unit was determined by using the Company’s market capitalization.

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

We classify investments in marketable debt and equity securities as available-for-sale securities. Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4 to our Notes to Consolidated Financial Statements).  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses, if any, are recorded on the specific identification method and are included in interest and other income, net.

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

Results of Operations—Years Ended June 30, 2011, 2010 and 2009

Our results of continuing operations are discussed below.  See above in Item 7 Management’s Discussion and Analysis of Financial Condition and Note 6 of the Notes to Consolidated Financial Statements for additional details on our discontinued operations.

Revenue.    Total revenue primarily consists of royalties, license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology, associated maintenance agreements and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2011, 2010 and 2009 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2011	2010	Change in Percent 2010-2011	2009	Change in Percent 2009-2010
Revenue
Royalties	$53.7	$45.7	18%	$42.5	7%
Percentage of Total Revenue	65%	64%		61%
License and Contract Revenue	$28.3	$25.3	12%	27.7	-9%
Percentage of Total Revenue	35%	36%		39%
Total Revenue	$82.0	$71.0	16%	$70.2	1%

    Royalties.

    Fiscal 2011 compared to fiscal 2010.     The 18% increase in royalty revenue resulted from an increase in units reported to 656 million in fiscal 2011 compared to 510 million in fiscal 2010.  The 29% growth in unit volume was partially offset by a decrease in per unit royalty rates.  Our customers in general were under pricing pressures in the markets we serve.  Since a significant portion of our royalty revenue is calculated based on a percentage of our customers’ revenue, the decrease in our customers’ selling prices resulted in lower royalty revenue to us.  In addition, certain customers met time or volume based discount levels in their contracts, resulting in lower per unit royalties paid to us.

Fiscal 2010 compared to fiscal 2009.     The 7% increase in royalties resulted from an increase in units reported to 510 million in fiscal 2010 compared to 427 million in fiscal 2009.  The 19% growth in unit volume was partially offset by a decrease in average selling price as certain customers met time or volume based discount levels in their contracts.

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 14 active architecture customers.  We generally recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.

Fiscal 2011 compared to fiscal 2010.    The 12% increase in contract revenue was due to the higher average selling prices of our licenses in fiscal 2011 as compared to the prior year.  There were 26 new agreements in fiscal 2011 compared to 37 in fiscal 2010.

Fiscal 2010 compared to fiscal 2009.     The 9% decrease in contract revenue was primarily due to the global economic slowdown during the year, but our license and contract revenue showed significant growth in the fourth quarter of fiscal 2010, increasing to $10.9 million as compared to $4.9 million in the same period of the prior year. There were 37 new agreements in fiscal 2010 compared to 31 in fiscal 2009.

Unlimited use licenses accounted for $17.4 million of our license and contract revenue in fiscal 2011.  The range of terms of unlimited license agreements we completed in fiscal 2011 was 1 to 16 years with an average term of approximately 4 years.  License revenue from unlimited use license agreements was $13.0 million in fiscal 2010.

International revenue accounted for approximately 54% of our total revenue in fiscal 2011, 59% of our total revenue in fiscal 2010 and 54% of our total revenue in fiscal 2009. The majority of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

In 2011, we had two customers that accounted for approximately 16% and 11% (Customer A and Customer B, respectively) in 2010 and 2009 we had one customer (Customer A) that accounted for approximately, 16%, and 19% of our revenue, respectively.

Costs and Expenses.    Our costs and expenses in fiscal 2011, 2010, and 2009 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2011	2010	Change in Percent 2010-2011	2009	Change in Percent 2009-2010
Cost and Expenses
Cost of Sales	$1.3	$0.9	48%	$0.7	34%
Research and Development	$27.7	$24.3	14%	$21.5	13%
Sales and Marketing	$19.1	$15.8	21%	$11.0	43%
General and Administrative	$13.5	$13.6	-1%	$15.5	-13%
Restructuring	$—	$0.7	-100%	$0.7	6%

Cost of Sales.    Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

Fiscal 2011 compared to fiscal 2010.    The increase in cost of sales is primarily due to additional engineering labor and overhead costs associated with larger customized customer projects and an increase in purchased technology amortization cost in fiscal 2011 compared to fiscal 2010.

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

Fiscal 2011 compared to fiscal 2010.    Research and development expenses in fiscal 2011 increased by $3.3 million compared to fiscal 2010. Our 2011 research and development costs increased by $2.1 million due to increased outside services spending for additional software and tool development costs for Android and mobile related end applications.  In addition, our salary and employee related expense increased by $1.4 million due to  the hiring of additional headcount in our engineering team and increased payroll taxes resulting from the additional headcount as well as from stock option exercises in fiscal 2011.  Our stock compensation expense also increased by $0.1 million due to higher average grant date fair value of options as compared to prior years.  These increases were partially offset by a $0.3 million reduction in depreciation expense with more equipment being fully depreciated.

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

Our research and development staff totaled 95 employees at June 30, 2011 compared to 81 employees at June 30, 2010 and at June 30, 2009.

 Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2011 compared to fiscal 2010. Our sales and marketing expense increased by $3.3 million in fiscal 2011 compared to fiscal 2010.   Salary and employee related expenses increased by $1.3 million due to hiring of additional marketing personnel and increased payroll taxes resulting from the additional headcount as well as from stock option exercises in fiscal 2011.  In addition, outside services and consulting expenses increased by $1.0 million resulting from additional sales and marketing efforts primarily focused on Android and mobile related end applications.  There was also an increase in travel expense of $0.4 million with increased staffing levels and international travel.  Lastly, there was an increase in stock compensation expenses of $0.6 million due to increased staffing levels and higher average grant date fair value of options as compared to prior years.

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

Our sales and marketing staff increased to 41 employees at June 30, 2011 compared to 36 employees at June 30, 2010 and compared to 37 employees at June 30, 2009.

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

Fiscal 2011 compared to fiscal 2010. The decrease in general and administrative expense of $0.1 million in fiscal 2011 compared to fiscal 2010 was primarily due to $0.5 million of severance expense in connection with the departure of our former Chief Executive Officer and recruiter expenses of $0.2 million associated with hiring a new CEO in fiscal 2010.  There was also a decrease of $0.3 million in facilities and depreciation expenses primarily resulting from more equipment being fully depreciated.  Salary expenses also decreased by $0.2 million due to the mix and timing of personnel being hired.  These decreases were partially offset by an increase of $0.8 million in stock compensation expense primarily resulting from higher average grant date fair value of options as compared to prior years and an increase of $0.3 million with increase in payroll taxes due to an increase of stock option exercises in fiscal 2011.

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

Our general and administrative staff was 26 employees at June 30, 2011 compared to 24 employees at June 30, 2010 and compared to 28 employees at June 30, 2009.

Restructuring.    We had no restructuring expense in fiscal 2011. The fiscal 2010 restructuring expense of $0.7 million related to terminations of headcount in the US and was primarily designed to reduce spending in general and administrative functions and to reallocate spending to other functions.   The fiscal 2009 restructuring expense of $0.7 million from continuing operations was primarily driven by two executive terminations and reductions in our sales force.

            Other Income, Net.   Other income, net in fiscal 2011, 2010 and 2009 was comprised of the following (in thousands):

	Years Ended June 30,
	2011	2010	2009
Interest income	$482	$143	$194
Interest expense	—	(349)	(662)
Impairment – other-than-temporary	—	—	(1,728)
Gain on investment	646	669	—
Loan amortization fees	(7)	(127)	(130)
Other	(253)	(126)	(55)
Total interest and other income, net	$868	$210	$(2,381)

Other Income, net increased by $0.7 million for fiscal 2011 compared to fiscal 2010 primarily due to a $0.3 million decrease in interest expense and a decrease of $0.1 million in loan amortization fees as our outstanding debt balances was fully paid off in April 2010.  In addition, there was an increase in interest income by $0.3 million due to increase in our cash and investment balance in fiscal 2011.  The other income, net increased by $2.6 million for fiscal 2010 compared to fiscal 2009 primarily due to a $0.7 million gain on the investment in a privately held company that was acquired by a public entity and a $0.3 million decrease in interest expense as our outstanding debt balances decreased from fiscal 2009.  In addition, in fiscal 2009 the other-than-temporary impairment due to a write down in the value of equity held in a privately held company was $1.7 million, and there was no other-than-temporary impairment expense in fiscal 2010.  These changes were partially offset by an increase in foreign exchange loss in fiscal 2010 as compared to fiscal 2009.

Income Taxes. In fiscal 2011, we recorded an income tax provision of $3.8 million. The tax provision was primarily comprised of U.S. state, foreign, and withholding taxes. U.S. federal tax has been offset by foreign tax credits from withholding taxes, and tax benefits from employee stock option exercises. Included in the fiscal 2011 income tax expense is $0.9 million withholding tax related to the repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available.   However, our U.S. foreign tax credit is subject to a valuation allowance consistent with the other U.S. deferred tax assets. The tax provision is lower than the applicable combined federal and state statutory rate primarily due to utilization of foreign tax credits and tax benefits from employee stock option exercises.

 In fiscal 2010, we recorded an income tax provision of $3.3 million. The tax provision was primarily comprised of U.S. state, foreign, and withholding taxes, partially offset by tax refunds from tax incentives in certain jurisdictions, and benefits from previously unrecognized tax benefits. U.S. federal income tax has been offset by foreign tax credits. During the quarter ended June 30, 2010, we filed a tax refund claim for U.S. net operating loss carry-back and realized a tax benefit of approximately $0.5 million. Included in the income tax provision is $1.0 million withholding tax related to the pending repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available. However, this deferred tax asset is subject to a valuation allowance.

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

Segment

 In the first quarter of fiscal 2008 following the acquisition of Chipidea, we organized into two business groups, the Processor Business Group and the ABG.  As a result of the divestiture of the ABG, effective May 7, 2009, we operated in one reportable segment.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash, cash equivalents and short term investments of $109.4 million, an increase of approximately $57.0 million from June 30, 2010.  Our cash and cash equivalents increased by $37.6 million, primarily as a result of cash provided from operations and stock option exercises, offset by net purchases of marketable securities.  We allowed our revolving credit facility to expire during the first quarter of fiscal 2011 without being renewed.

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

For complete statements of cash flows for fiscal 2011, 2010 and 2009, see Item 8 “Financial Statements and Supplementary Data.”

Operating Activities

For fiscal 2011, our operating activities provided net cash of $22.3 million.  The cash generated from operating activities included $22.1 million from continuing operations and cash provided from discontinued operations of $0.2 million.  The cash generated from operations was primarily a result of our positive net income net of non-cash expenses.   Our net income from continuing operations included the effects of non-cash charges of $5.1 million from stock compensation expense and $1.2 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities of continuing operations increased primarily as a result of $1.2 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization and a $4.9 million decrease in accounts receivable, reflecting timing of customer billings and payments received. These increases in cash were offset by cash used as a result of (i) a $0.6 million decrease in long term liabilities, primarily reflecting timing of engineering design software license payments, (ii) a $5.6 million decrease in accounts payable and accrued liabilities, primarily reflecting timing of engineering design software license payments as well as timing of income tax payments and (iii) a $1.7 million decrease in deferred revenue, reflecting timing of customer payments compared to timing of revenue recognition.

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

For fiscal 2009, our operating activities provided net cash of $13.1 million.  The cash generated from operating activities included $21.0 million from continuing operations, partially offset by cash used by discontinued operations of $7.9 million.  The cash generation from continuing operations was primarily a result of our positive net income, net of non-cash expenses.  Our net income from continuing operations included the effects of non-cash charges of (i) $4.2 million from stock compensation expense, (ii) $2.2 million in depreciation and amortization, (iii) $1.7 million impairment of a private company investment and (iv) $0.1 million of other non-cash charges, including non-cash activities relating to our disposition of Chipidea.  The majority of remaining increase in cash was due to timing of customer receipts and timing of paying liabilities as our accounts receivable and accounts payable accounted for an additional increase in cash of $3.2 million in the aggregate in fiscal 2009.  The negative cash flow from operating activities of discontinued operations was primarily driven by the $22.1 million loss from discontinued operations, net of tax, being partially offset by $5.7 million of cash being provided from customer accounts receivables.  In addition, $4.9 million of the discontinued operations loss resulted from non-cash charges from depreciation and amortization expenses.

Investing Activities

    Net cash used in investing activities was $20.5 million in fiscal 2011 as a result of usage of $19.6 million from the net purchases of available-for-sale securities and $0.9 million used to purchase property, furniture and equipment.

    Net cash used in investing activities was $21.7 million in fiscal 2010, primarily as a result of usage of $20.2 million from the net purchases of available-for-sale securities and $1.5 million used to purchase property, furniture and equipment.

    Net cash provided by investing activities was $20.4 million in 2009, primarily as a result of the receipt of net proceeds of $21.8 million from our disposition of the ABG which includes $1.0 million of cash from the settlement of indemnification claims made by us against the prior Chipidea shareholders in connection with our acquisition of Chipidea in August 2007.  These sources of cash were partially offset by $1.3 million of cash used for capital expenditures.

Financing Activities

Net cash provided by financing activities was $35.7 million in fiscal 2011.   This cash generated from financing activities resulted from stock option exercises and purchases under our employee stock purchase plan.

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

Liquidity

 Our future liquidity and capital requirements could vary significantly from quarter to quarter, depending on numerous factors, including, among others:

•
general economic and political conditions and specific conditions in the markets we address, including the continuing volatility in the technology sector and semiconductor industry, the recent global economic recession, and trends in the semiconductor markets in various geographic regions, including seasonality in sales of consumer products into which our products are incorporated;

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

Contractual Obligations

Our contractual obligations as of June 30, 2011, were as follows:

Payments due by period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$4,889	$1,174	$1,955	$1,696	$64
Purchase obligations (2)	8,843	6,049	1,744	950	100
Other long-term liabilities and obligations (3)	1,461	—	1,461	—	—
Total	$15,193	$7,223	$5,160	$2,646	$164

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $8.8 million at June 30, 2011 increased from our purchase obligations as of June 30, 2010 by $3.3 million primarily as a result of the company entering into purchase agreements in connection with our focus on Android and mobile related end applications.  At June 30, 2011, $0.6 million of our purchase obligations relate to engineering design software license contracts that are reflected in our accrued liabilities and other long term liabilities.  The remaining $8.2 million of purchase obligations includes $6.0 million of obligations which will be completed within one year with the balance to be completed within five years.

(3)	Other long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes an aggregate liability of $1.2 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance-Sheet Arrangements

As of June 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Instead, entities can elect to present items of net income and OCI in one continuous statement (a “statement of comprehensive income”), or can elect to present these items in two separate but consecutive statements. The guidance, which is effective beginning the Company’s fiscal year 2013, will not have an impact on the Company’s consolidated financial statements as the guidance only relates to changes in financial statement presentation.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This new guidance, which is effective beginning the Company’s fiscal year 2012, amends current U.S. GAAP fair value measurement and disclosure requirements to include increased transparency around valuation inputs and investment categorization. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

The following table presents selected unaudited quarterly information for fiscal 2011 and 2010 (in thousands except per share data):

	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Revenue:
Royalties	$9,750	$11,394	$12,100	$12,421	$13,614	$14,817	$13,415	$11,844
License and Contract revenue	5,230	3,796	5,406	10,859	8,925	7,039	6,633	5,753
Total revenue	14,980	15,190	17,506	23,280	22,539	21,856	20,048	17,597
Operating Expenses
Cost of sales	146	88	75	585	586	311	163	264
Research and development	5,756	5,842	6,315	6,417	5,861	7,090	7,073	7,649
Sales and marketing	3,399	3,552	3,889	4,940	3,913	4,925	5,377	4,914
General and administrative	3,129	3,582	3,282	3,571	3,152	3,739	3,362	3,210
Restructuring	—	—	—	696	—	—	—	—
Total costs and expenses	12,430	13,064	13,561	16,209	13,512	16,065	15,975	16,037
Operating income	2,550	2,126	3,945	7,071	9,027	5,791	4,073	1,560
Other income (expense), net	(151)	488	(136)	9	(64)	821	137	(26)
Income before income taxes	2,399	2,614	3,809	7,080	8,963	6,612	4,210	1,534
Provision for (benefit from) income taxes	1,804	(663)	748	1,385	1,347	776	845	806
Net income from continuing operations	595	3,277	3,061	5,695	7,616	5,836	3,365	728
Gain from discontinued operations, net of tax	—	—	—	214	—	212	—	—
Net income	$595	$3,277	$3,061	$5,909	$7,616	$6,048	$3,365	$728
Net income per share, basic – continuing operations	$0.01	$0.07	$0.07	$0.12	$0.16	$0.12	$0.06	$0.01
Net income per share, basic – discontinued operations	$—	$—	$—	$0.01	$—	$0.00	$—	$—
Net income per basic share	$0.01	$0.07	$0.07	$0.13	$0.16	$0.12	$0.06	$0.01
Net income per share, diluted – continuing operations	$0.01	$0.07	$0.07	$0.12	$0.16	$0.11	$0.06	$0.01
Net income per share, diluted – discontinued operations	$—	$—	$—	$0.00	$—	$0.00	$—	$—
Net income per share, diluted	$0.01	$0.07	$0.07	$0.12	$0.16	$0.11	$0.06	$0.01
Common shares outstanding, basic	45,075	45,387	45,560	45,890	46,864	50,394	52,254	52,505
Shares outstanding, diluted	45,817	46,209	46,472	47,291	48,917	53,703	54,889	54,161

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2011 expressed an unqualified opinion thereon.

                                                                                                                                                     /s/ Ernst & Young LLP

San Jose, California
August 26, 2011

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$69,202	$31,625
Short-term investments	40,194	20,736
Accounts receivable	2,619	7,527
Prepaid expenses and other current assets	1,615	819
Total current assets	113,630	60,707
Equipment, furniture and property, net	2,014	2,093
Intangible assets, net	2,132	275
Goodwill	565	565
Other assets	3,286	7,267
Total Assets	$121,627	$70,907
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,684	$1,529
Accrued liabilities	8,127	13,911
Deferred revenue	1,812	3,217
Total current liabilities	11,623	18,657
Long-term liabilities:
Other long-term liabilities	5,231	6,116
Total long-term liabilities	5,231	6,116
Liabilities of discontinued operations	—	26
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2011 and 2010; and 52,556,367 and 46,070,714 shares outstanding at June 30, 2011 and 2010, respectively, net of 70,269 and 59,876 reacquired shares at June 30, 2011 and at June 30, 2010, respectively	52	46
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	305,542	264,794
Accumulated other comprehensive income	629	475
Accumulated deficit	(201,450)	(219,207)
Total stockholders’ equity	104,773	46,108
Total Liabilities and Stockholders’ Equity	$121,627	$70,907

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2011	2010	2009
Revenue:
Royalties	$53,690	$45,665	$42,521
License and contract revenue	28,350	25,291	27,672
Total revenue	82,040	70,956	70,193
Operating Expenses:
Cost of sales	1,324	894	667
Research and development	27,673	24,330	21,496
Sales and marketing	19,129	15,780	11,015
General and administrative	13,463	13,564	15,523
Restructuring	—	696	659
Total operating expenses	61,589	55,264	49,360
Operating income	20,451	15,692	20,833
Other income (expense), net	868	210	(2,381)
Income before income taxes	21,319	15,902	18,452
Provision for income taxes	3,774	3,274	7,529
Income from continuing operations	17,545	12,628	10,923
Gain (loss) from discontinued operations, net of tax	212	214	(22,059)
Gain on disposition, net of tax	—	—	1,698
Net income (loss)	$17,757	$12,842	$(9,438)
Net income per share, basic – continuing operations	$0.35	$0.28	$0.24
Net loss, basic – discontinued operations	$0.00	$0.00	$(0.45)
Net income (loss) per share, basic	$0.35	$0.28	$(0.21)
Net income per share, diluted – continuing operations	$0.33	$0.27	$0.24
Net income (loss) per share, diluted – discontinued operations	$0.00	$0.01	$(0.45)
Net income (loss) per share, diluted	$0.33	$0.28	$(0.21)
Common shares outstanding, basic	50,489	45,477	44,634
Shares outstanding, diluted	53,328	46,371	44,935

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in- Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2008	44,325,703	$44	$252,263	$15,224	$(222,611)	$44,920
Common stock issued under employee stock option and purchase plans, net	735,843	1	1,676	—	—	1,677
Stock-based employee compensation cost	—	—	4,589	—	—	4,589
Tax benefits relating to stock option exercises	—	—	(255)	—	—	(255)
Comprehensive income:
Net loss	—	—	—	—	(9,438)	(9,438)
Net unrealized loss on available-for-sale securities	—	—	—	(1)	—	(1)
Currency translation adjustment	—	—	—	(14,831)	—	(14,831)
Total comprehensive loss	—	—	—	—	—	(24,270)
Balances at June 30, 2009	45,061,546	$45	$258,273	$392	$(232,049)	$26,661
Common stock issued under employee stock option and purchase plans, net	1,009,168	1	2,961	—	—	2,962
Stock-based employee compensation cost	—	—	3,560	—	—	3,560
Comprehensive income:
Net income	—	—	—	—	12,842	12,842
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Currency translation adjustment	—	—	—	5	—	5
Total comprehensive income	—	—	—	—	—	12,925
Balances at June 30, 2010	46,070,714	$46	$264,794	$475	$(219,207)	$46,108
Common stock issued under employee stock option and purchase plans, net	6,485,653	6	35,686	—	—	35,692
Stock-based employee compensation cost	—	—	5,062	—	—	5,062
Comprehensive income:
Net income	—	—	—	—	17,757	17,757
Net unrealized loss on available-for-sale securities	—	—	—	(69)	—	(69)
Currency translation adjustment	—	—	—	223	—	223
Total comprehensive income	—	—	—	—	—	17,912
Balances at June 30, 2011	52,556,367	$52	$305,542	$629	$(201,450)	$104,773

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2011	2010	2009
Operating activities:
Net income – continuing operations	$17,545	$12,628	$10,923
Adjustments to reconcile net income to cash provided by operations:
Depreciation	983	1,502	2,087
Stock based compensation	5,062	3,560	4,187
Amortization of intangible assets	226	110	110
Impairment of private company investment	—	—	1,723
Gain on exchange and sale of investment	(611)	(714)	—
Amortization of investment premium, net	546	214	—
Other non-cash charges	114	26	149
Changes in operating assets and liabilities:
Accounts receivable	4,908	(5,066)	2,489
Prepaid expenses	(745)	809	(580)
Other assets	1,898	4,046	(1,394)
Accounts payable	121	(538)	673
Accrued liabilities	(5,684)	5,570	(430)
Deferred revenue	(1,689)	1,178	527
Long-term liabilities	(628)	(3,459)	492
Net cash provided by operating activities – continuing operations	22,046	19,866	20,956
Net cash provided by (used in) operating activities – discontinued operations	212	(1,172)	(7,878)
Net cash provided by operating activities	22,258	18,694	13,078
Investing activities:
Purchases of marketable securities	(63,628)	(30,142)	—
Proceeds from sales of marketable securities	5,413	9,900	—
Proceeds from maturities of marketable securities	38,591	—	—
Capital expenditures	(866)	(1,470)	(1,337)
Disposition of Analog Business Group, net	—	—	21,750
Net cash provided by (used in) investing activities	(20,490)	(21,712)	20,413
Financing activities:
Net proceeds from issuance of common stock	35,692	2,961	1,677
Proceeds from short-term debt, net	—	—	16,236
Repayments of short-term debt	—	(12,799)	(21,293)
Repayments under capital leases	—	—	(499)
Net cash provided by (used in) financing activities	35,692	(9,838)	(3,879)
Effect of exchange rate on cash and cash equivalents	117	(26)	957
Net increase (decrease) in cash and cash equivalents	37,577	(12,882)	30,569
Cash and cash equivalents, beginning-of-year	31,625	44,507	13,938
Cash and cash equivalents, end-of-year	$69,202	$31,625	$44,507
Supplemental disclosures of cash transactions:
Income taxes paid (refund received)	$1,444	$(738)	$764
Interest paid	$—	$397	$685
Release of restricted cash by escrow agent to former shareholders of Chipidea	$—	$4,509	$9,175

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

MIPS Technologies, Inc. (MIPS) is a leading provider of industry-standard processor architectures and cores for digital home, networking and mobile applications. The MIPS architecture powers some of the world's most popular electronic products. Our technology is used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment, WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

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

 Discontinued operations. In fiscal 2009, we divested our ABG and therefore, it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Consolidated Statements of Operations, Consolidated Balance Sheets and Consolidated Statements of Cash Flows, respectively, for all periods presented.

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

When we provide engineering services involving design and development of customized specifications, we recognize revenue on a percentage of completion basis from the signing of the agreement through the completion of all outstanding development obligations. The amount of revenue recognized is based on the total license fees under the license agreement and the percentage of completion is measured by the actual costs incurred to date on the project compared to the total estimated project cost. Revenue is recognized only when collectability is probable. The estimates of project costs are based on the IP specifications and prior experience with the same or similar IP development and are reviewed and updated regularly. Under the percentage of completion method, provisions for estimated losses on uncompleted contracts are recognized in the period in which the likelihood of such losses is determined. Licensing of existing IP that does not require any configuration is recognized upon delivery of the IP and when all other revenue recognition criteria have been met. Direct costs incurred in the design and development of the IP under these arrangements is included in cost of sales.

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.  The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.5 million, $2.7 million and $3.2 million in fiscal 2011, 2010 and 2009, respectively.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at June 30, 2011.

    We classify investments in marketable debt and equity securities as available-for-sale securities.  Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4).  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest and other income, net. Realized gains and losses, if any, are recorded on the specific identification method and are included in interest and other income, net.

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

Other Investment.Our investment in a non-marketable security of a private company (included in other assets in the balance sheet) is accounted for by using the cost method. This equity investment is periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred.

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

Computer Aided Design Tools.    A number of our computer aided design tools, consisting of software used to develop our intellectual property, are now acquired through term licenses of three to seven years. These licenses are recorded in other assets and amortized over the term of the license.

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

Goodwill.    Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets acquired. Goodwill amounts are not amortized, but rather are tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs its annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. As a result of the divestiture of the ABG, we now operate in one reportable segment and our reporting unit is consistent with the reportable segments identified.  As such, the estimated fair values of our single reporting unit was determined by using the Company's market capitalization.

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

Stock-Based Compensation.     Stock based compensation cost recognized for the years ended June 30, 2011, 2010 and 2009 includes compensation cost that is based on the grant date fair value for all share-based payments and  is being amortized on a straight-line basis over the requisite service period for the entire awards.

The following table shows total stock-based employee compensation expense (see “Note 14 Stockholders’ Equity” under Notes to Consolidated Financial Statements for types of stock-based employee arrangements) included in the consolidated statement of operations for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009
Costs and expenses:
Research and development	$1,467	$1,343	$1,501
Sales and marketing	1,471	909	1,431
General and administrative	2,124	1,308	1,657
Total stock-based compensation expense	$5,062	$3,560	$4,589

Stock-based compensation included in discontinued operations was $0.4 million for the year ended June 30, 2009.  There was no stock-based compensation from discontinued operations in 2011 and 2010.

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

For restricted stock units we measure the compensation expense at the grant date and recognize the expense on a straight- line basis over the vesting periods of the awards.  Total compensation expense recognized in our financial statements for restricted stock units was $1.0 million and $64,000 for the years ended June 30, 2011 and 2010, respectively.  There was no compensation expense for restricted stock units in fiscal 2009.

 For restricted common stock issued at discounted prices, we recognized compensation expense over the vesting period for the difference between the exercise or purchase price and the fair market value on the measurement date. Total compensation expense recognized in our financial statements for restricted stock awards was $14,000 for the year ended June 30, 2009. There was no compensation expense for restricted stock awards in fiscal 2011 and 2010.

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

Earnings per Share.    We present basic and fully diluted earnings per share. Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years ended June 30,
	2011	2010	2009
Numerator:
Net income from continuing operations	$17,545	$12,628	$10,923
Net income (loss) from discontinued operations	$212	$214	(20,361)
Net income (loss)	$17,757	$12,842	$(9,438)
Denominator:
Weighted-average shares of common stock outstanding	50,489	45,477	44,634
Less: Weighted-average shares subject to repurchase	—	—	—
Shares used in computing basic net income (loss) per share	50,489	45,477	44,634
Effect of dilutive securities-employee stock options and shares subject to repurchase	2,839	894	301
Shares used in computing diluted net income (loss) per share	53,328	46,371	44,935
Net income per share, basic - from continuing operations	$0.35	$0.28	$0.24
Net income (loss) per share, basic - from discontinued operations	$0.00	$0.00	$(0.45)
Net income (loss) per share, basic	$0.35	$0.28	$(0.21)
Net income per share, diluted - from continuing operations	$0.33	$0.27	$0.24
Net income (loss) per share, diluted - from discontinued operations	$0.00	$0.01	$(0.45)
Net income (loss) per share, diluted	$0.33	$0.28	$(0.21)
Potentially dilutive securities excluded from diluted net income (loss) per share because they are anti-dilutive	471	8,713	12,031

Comprehensive Income (loss).    Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which for us comprises adjustments from foreign currency translations and unrealized gains or losses on marketable securities.

Total comprehensive income was $17.9 million and $12.9 million in fiscal 2011 and 2010.  Comprehensive loss was $24.3 million in fiscal 2009.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2011	2010
Accumulated net unrealized gain on available-for-sale securities	$10	$79
Accumulated foreign currency translation adjustment	619	396
Total accumulated other comprehensive income	$629	$475

Segment Information.     As a result of the divestiture of the ABG, effective May 7, 2009, we operate in one reportable segment.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to current year’s presentation of financial information.

Recent Accounting Pronouncements.

In June 2011, the FASB amended its guidance on the presentation of comprehensive income in financial statements. The amended guidance eliminates the option to present components of other comprehensive income (“OCI”) as part of the statement of changes in equity. Instead, entities can elect to present items of net income and OCI in one continuous statement (a “statement of comprehensive income”), or can elect to present these items in two separate but consecutive statements. The guidance, which is effective beginning the Company’s fiscal year 2013, will not have an impact on the Company’s consolidated financial statements as the guidance only relates to changes in financial statement presentation.

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This new guidance, which is effective beginning the Company’s fiscal year 2012, amends current U.S. GAAP fair value measurement and disclosure requirements to include increased transparency around valuation inputs and investment categorization. The adoption of this new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

	Years Ended June 30,
	2011	2010	2009
Customer A	16%	16%	19%
Customer B	11%	—	—

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

Note 4.  Fair Value

We invest in short-term investments which principally consist of marketable debt and equity securities.  Our financial assets are measured and recorded at fair value, except for an equity investment in a privately-held company. This equity investment is accounted for under the cost method of accounting and is periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Our non-financial assets, such as goodwill, intangible assets, and equipment, furniture and property are recorded at cost and are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred or at least annually in the case of goodwill.

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

 We had no Level 3 assets as of June 30, 2011 and 2010.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2011 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$52,712	$52,712	$—	$—
Commercial Paper	2,500	—	2,500	—
Total Cash Equivalents	$55,212	$52,712	$2,500	$—
Commercial Paper	$12,189	$—	$12,189	$—
Corporate Bonds	12,454	—	12,454	—
Government Agency	13,552	—	13,552	—
Treasury Bills	1,999	1,999	—	—
Total Short-term Investments	$40,194	$1,999	$38,195	$—

    Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of June 30, 2011 were as follows (in thousands):

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$12,460	$1	$(7)	$12,454
Commercial Paper	12,189	—	—	12,189
Government Agency	13,538	14	—	13,552
Treasury Bills	1,997	2	—	1,999
Total Short-term Investments	$40,184	$17	$(7)	$40,194

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2010 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money market funds	$10,007	$10,007	$—	$—
Commercial Paper	999	—	999	—
Total cash equivalents	$11,006	$10,007	$999	$—
Commercial Paper	$1,000	$—	$1,000	$—
Corporate Bonds	6,874	—	6,874	—
Treasury Bills	4,495	4,495	—	—
Government Agency	6,979	—	6,979	—
Domestic Time deposits	1,000	—	1,000	—
Marketable equity securities	388	388	—	—
Total Short-term Investments	$20,736	$4,883	$15,853	$—

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

All contractual maturities of the Company’s available-for-sale marketable securities at June 30, 2011 were within one year. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.  As of June 30, 2011 we had insignificant unrealized loss positions of $7,000 on our investments in corporate bonds. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2011 are temporary in nature.

Note 5.	Goodwill and Purchased Intangible Assets

 Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Our goodwill balance related to our continuing operations of $565,000 is primarily attributable to the First Silicon Solutions, Inc. acquisition in 2006 and did not change in 2010 and 2011.

In the fourth quarter of 2011, 2010 and 2009, we conducted our annual impairment test of goodwill.  The outcome of the Company’s goodwill impairment analysis in 2011, 2010 and 2009 was that no impairment was indicated.

The balances of our acquisition related intangible assets, all relating to developed and core technology, and purchased software licenses were as follows (in thousands):

	June 30, 2011			June 30, 2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(935)	$165	$1,100	$(825)	$275
Purchased software licenses	2,083	(116)	1,967	—	—	—
Purchased intangible assets	$3,183	$(1,051)	$2,132	$1,100	$(825)	$275

    Developed and core technology is being amortized over its useful life of 10 years.  Purchased software licenses are being amortized over their useful lives of 3 to 6 years.

    Estimated future amortization expense related to purchased  intangible assets is as follows:

in thousands
Fiscal Year
2012	$505
2013	449
2014	353
2015	300
2016	300
2017	225
Total	$2,132

Note 6.             Discontinued Operations

On May 7, 2009, we entered into a simultaneous sale and close agreement with Synopsys, Inc. (Synopsys) to sell our Analog Business Group (ABG) for $22 million in cash.  As a result of the sale, the assets and liabilities related to ABG are presented as assets and liabilities of discontinued operations, respectively, and the results of ABG’s operations are classified as discontinued operations on our consolidated statements of operations for all periods presented.

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

The results from discontinued operations of ABG (exclusive of the gain on disposition) are as follows for the years ended June 30, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Revenue	$—	$—	$19,729
Expenses	212	214	(40,534)
Restructuring expense	—	—	(6,813)
Gain (loss) from discontinued operations, before tax	212	214	(27,618)
Tax benefit of discontinued operations	—	—	(5,559)
Gain (loss) from discontinued operations, net of tax	$212	$214	$(22,059)

 The summarized balance sheet of discontinued operations of ABG consisted of the following (in thousands):

	June 30, 2011	June 30, 2010
Assets:
Total assets of discontinued liabilities	$—	$—
Liabilities:
Accounts payable and other current liabilities	$—	$26
Total liabilities of discontinued operations	$—	$26

In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.   In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries, and our remaining liability at June 30, 2010 consisted of remaining administrative costs relating to the closure of certain foreign operations.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented.

Note 7.	Debt

 Revolving Credit Agreement.   On September 20, 2010, our revolving line of credit which enabled us to borrow up to $10 million from Silicon Valley Bank expired with no balance due.  Loans under this facility would be secured by virtually all of our assets with the exception of IP, and the facility contained affirmative and negative covenants that imposed restrictions on the operation of our business.  As of June 30, 2010, we were in compliance with the debt covenants.  There was no debt covenant at June 30, 2011.  The revolving credit agreement interest was at SVB’s prime rate plus 0.25% as defined in the credit facility agreement.  SVB’s prime rate at June 30, 2010 was 4.0%.

As of June 30, 2010 and 2011, we had no debt obligations.

Note 8.	Restructuring

   There was no restructuring activity in fiscal 2011.

    The 2010 restructuring expense of $0.7 million, all of which was recorded in fiscal 2010, was primarily related to terminations of headcount in the US and was primarily designed to reduce spending in general and administrative functions and to reallocate spending to other functions.   In fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in fiscal 2010, which related to severance and benefit costs.

The 2009 restructuring expense of $0.7 million was primarily driven by two executive terminations and reductions in our sales force.  All of our restructuring expense in 2009 related to severance and benefit costs and all terminations were completed by June 30, 2009.  There was no restructuring accrual as of June 30, 2009.

During the fourth quarter of 2009, the Company completed the sale of ABG for cash.  In fiscal 2009, we recorded $6.8 million of restructuring expenses relating to ABG, which is reflected in discontinued operations in our consolidated statements of operations.  All costs were paid as of June 30, 2009 except for approximately $1.0 million related to severance and benefits which was recorded as liabilities of discontinued operations.  This restructuring action was completed in fiscal 2010.

Note 9.           Equipment, Furniture and Property

The components of equipment, furniture and property are as follows (in thousands):

	June 30,
	2011	2010
Equipment	$8,874	$9,343
Furniture and fixtures	1,358	2,119
Leasehold improvements	660	632
	10,892	12,094
Accumulated depreciation	(8,878)	(10,001)
Equipment, furniture and property, net	$2,014	$2,093

Note 10.	Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	June 30,
	2011	2010
Investments in privately-held companies	$400	$368
Long-term computer aided design licenses	1,229	4,928
Cash surrender value of insurance contracts tied to our deferred compensation plan	1,332	1,677
Other	325	294
Other Long-Term Assets	$3,286	$7,267

 In fiscal 2006, we acquired equity interests in two privately-held companies for $4.5 million that were accounted for under the cost method as we do not have significant influence on their financial and operating plans. The investments are included in other assets on the consolidated balance sheet.  In fiscal 2008, based on our impairment assessment of our equity investments, we recorded an other-than-temporary impairment loss of $2.3 million on one of the equity investments based on the market valuation of the company at June 30, 2008.  In fiscal 2009, based on our impairment assessment of both of the equity investments, we recorded an additional other-than-temporary impairment loss of $1.7 million on the same investment that was impaired in 2008.  The impairment loss in 2009 was based on the current market valuation of the company and its negative operating cash flow and working capital deficiency and resulted in the full impairment of that asset. These losses have been reflected in the caption “Other income (expense), net” in our consolidated statements of operations. There was no impairment loss in 2011 and 2010.

Note 11.	Accrued Liabilities and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2011	2010
Accrued compensation and employee-related expenses	$6,268	$6,530
Income taxes payable	—	1,920
Accrued restructuring	—	696
Engineering design software licenses	100	2,752
Other accrued liabilities	1,759	2,013
Accrued Liabilities	$8,127	$13,911

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2011	2010
Deferred compensation	$1,461	$1,770
Long-term income tax liability	1,248	1,146
Long-term obligation related to engineering design software licenses	500	867
Long-term deferred revenue	1,709	1,993
Other	313	340
Other long-term liabilities	$5,231	$6,116

Note 12.       Interest and Other Income, Net

The components of interest and other income, net are as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Interest income	$482	$143	$194
Interest expense	—	(349)	(662)
Impairment – other-than-temporary	—	—	(1,728)
Gain on investment	646	669	—
Loan amortization fees	(7)	(127)	(130)
Other, net	(253)	(126)	(55)
Total interest and other income, net	$868	$210	$(2,381)

    The gain on investment in fiscal 2011 and 2010 primarily relates to an investment in a privately held company that was acquired by a public entity.

 Note 13.     Commitments

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the subsequent six years from fiscal 2012 through 2017 were approximately $6.0 million, $0.7 million, $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $0.6 million that are reflected in the Company’s accrued liabilities (see Note 11).  In fiscal 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal 2012 to 2017.

Operating Lease Commitments.   On February 27, 2009, the Company entered into a new operating lease to move our headquarters to Sunnyvale, California for an initial lease period of seven years commencing May 29, 2009, with an option to renew for additional five years.  Payments due to the landlord commence in the seventh month of our occupancy of the space, and the lease includes annual increases of three percent per year plus certain operating expenses.  We account for lease expense based on a straight-line basis of total amounts due over the term of the lease.  At June 30, 2011, the Company’s future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
2012	$1,174
2013	1,091
2014	864
2015	861
2016	835
Thereafter	64
Total minimum operating lease payments	$4,889

Rent expense under non-cancelable operating leases was approximately $1.3 million in fiscal 2011, $1.3 million in fiscal 2010 and $1.8 million in fiscal 2009.

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

At June 30, 2011, a total of approximately 10.4 million shares of common stock were reserved for issuance upon the exercise of outstanding awards (including stock options, restricted stock units and other awards) under the 1998 Plan and 3.8 million shares were available for future awards.

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

Effective February 2010, the board of directors approved changes to the director's compensation program for non-employee directors.  Based on the changes, upon a non-employee director's election or appointment to the board, he or she will receive an equity award of $70,000 in restricted stock units that vest 50% after one year and 50% after two years.  In addition, each non-employee director will receive an annual renewal equity award of $35,000 in restricted stock units that vest 100% after one year.

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the Directors’ Stock Option Plan, although it remains in place with respect to outstanding awards. As of June 30, 2011, a total of 210,000 shares of common stock were reserved for awards outstanding under the Directors’ Plan, and no shares were available for future awards.

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

 At June 30, 2011, 3.6 million shares had been issued under the Purchase Plan and 1.0 million shares were reserved for future issuance.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the 2002 Plan, although it remains in place with respect to outstanding awards. At June 30, 2011, no shares were available for future awards under the 2002 Plan.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the Supplemental Purchase Plan), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The Supplemental Purchase Plan, like the Purchase Plan, has 6-month offering periods commencing every six months, generally at May 1 and November 1 and each offering period is divided into four six-month exercise periods. For offering periods that commenced prior to October 2005, the offering period was a 24-month period divided into four 6-month periods. The number of shares subject to any award, the exercise price and the number of shares issuable under this plan are subject to adjustments in the event of a change relating to our capital structure. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2011, 37,945 shares have been issued under the Supplemental Purchase Plan and 22,055 shares were reserved for future issuance.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant which obligates the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied.  These awards have a service condition, generally a service period of three years.  The purchase price for the shares is $0.00 per share. Restricted stock unit grants are counted against shares available shares from our 1998 Plan at a ratio of 2.07 to 1.  Restricted stock unit vesting is based on continued service and generally vests over a three-year period from the date of grant, with one-third of the shares vesting on each anniversary of the grant date.

As of June 30, 2011, 4.8 million shares were reserved for future awards under all plans.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2010	11,464,303	$5.46	3.42	$10,242
Options granted	1,174,825	$8.88
Options exercised	(6,211,738)	$5.54
Options forfeited	(150,872)	$3.87
Options expired	(155,057)	$19.17
Outstanding at June 30, 2011	6,121,461	$5.74	4.12	$11,951
Exercisable at June 30, 2011	4,054,415	$5.41	3.29	$7,878

The weighted-average grant date fair value of options granted in 2011 was $4.38.

    Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $39.2 million, $0.9 million and $0.2 million for 2011, 2010 and 2009, respectively.

    Non-vested restricted stock unit award activity for the year ended June 30, 2011 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at July 1, 2010	91,775	$4.09
Awarded	470,879	$9.33
Vested	(35,109)	$3.77
Forfeited	(8,100)	$6.00
Non-vested balance at June 30, 2011	519,445	$8.51

For the years ended June 30, 2011 and 2010, we recognized $1.0 million and $64,000 of compensation expense from restricted stock units granted under our equity incentive plans.  As of June 30, 2011 and 2010, we have $3.6 million and $0.3 million of unrecognized compensation costs from restricted stock units that will be recognized over a weighted-average period of 2.2 and 2.4 years. In fiscal 2011 there were 35,109 restricted stock units vested.  The total fair value of shares vested in fiscal 2011 was $0.4 million.  No restricted stock units vested in fiscal 2010.

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

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2011	2010	2009	2011	2010	2009
Expected life (in years)	4.20	4.20	4.20	0.50	0.50	0.50
Risk-free interest rate	1.18%	1.99%	2.19%	0.19%	0.27%	0.74%
Expected volatility	0.62	0.62	0.57	0.56	0.68	0.78
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Grant date fair value	$4.38	$1.90	$1.23	$2.75	$1.24	1.18

Note 15.	Income Taxes

Income (loss) before income taxes and the provision for taxes consisted of the following for continuing operations (in thousands):

	Years Ended June 30,
	2011	2010	2009
United States	$18,957	$12,012	$13,371
Foreign	$2,362	$3,890	$5,081
Total income before taxes	$21,319	$15,902	$18,452

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2011	2010	2009
Federal:
Current	$(97)	$(482)	$4,622
Deferred	—	—	—
	$(97)	$(482)	$4,622
State:
Current	60	723	525
Deferred	—	—	—
	60	723	525
Foreign:
Current	3,811	3,033	2,382
Deferred	—	—	—
	3,811	3,033	2,382
Total provision for income taxes	$3,774	$3,274	$7,529

The provision for income taxes differs from the amount estimated by applying the statutory federal income tax rate to income before taxes as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Federal tax at statutory rate	$7,536	$5,566	$6,458
State income taxes	60	733	918
Stock-based compensation	250	158	239
Research tax credits	—	—	(824)
(Increase) decrease in valuation allowance	(4,659)	(3,013)	1,063
Foreign losses not benefited	—	—	117
Uncertain tax positions	102	(160)	(155)
Other	485	(10)	(287)
Total provision for income taxes	$3,774	$3,274	$7,529

    The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
Cumulative temporary differences:
Depreciation and amortization related items	$828	$1,339	$1,015
Accrued expenses	1,453	1,061	800
Stock-based compensation	3,181	5,476	9,176
Deferred revenue	598	791	777
Capital loss and tax loss carry forward	5,595	5,830	9,331
Tax credit carry forward	3,807	7,012	5,413
Other, net	3	107	1,578
Total deferred income tax asset	15,465	21,616	28,090
Valuation allowance	(15,465)	(21,616)	(28,090)
Net deferred income tax asset	$—	$—	$—

Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we have provided a full valuation allowance against our net deferred tax assets at June 30, 2011 and June 30, 2010.  The valuation allowance decreased by $6.2 million in fiscal 2011 and decreased by $6.5 million in fiscal 2010.

There are federal research credit carryforwards of approximately $5.4 million that will start to expire beginning 2020 through 2031, if not utilized. We also have state research tax credit carryforwards of approximately $8.1 million at June 30, 2011 that have no expiration date. Federal foreign tax credit carry forwards also exist of approximately $9.6 million, which expire beginning in 2018 through 2021, if not utilized.

As of June 30, 2011, as a result of the disposition of ABG during fiscal 2009, the Company had net operating loss carryforwards of approximately $78.3 million for state income tax reporting purposes, which expire beginning in 2018 through 2029, if not utilized.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

No provision of current U.S. income taxes has been provided for undistributed earnings of our non-U.S. subsidiaries because these earnings are either considered to be indefinitely reinvested, or have been previously taxed in the U.S. Included in the current year expense is $0.9 million withholding tax related to the repatriation of undistributed earnings from one of our foreign subsidiaries, for which a U.S. foreign tax credit is available. However, this deferred tax asset is subject to a valuation allowance.

The total amount of gross unrecognized tax benefits was $3.8 million as of June 30, 2009 (excluding the gross unrecognized tax benefits from discontinued operations), $4.3 million as of June 30, 2010, and $4.6 million as of June 30, 2011. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million, $1.1 million, and $1.2 million as of June 30,2009, June 30, 2010, and June 30, 2011, respectively. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax are as follows (in thousands, prior year reconciliation to exclude discontinued operations for comparative purpose):

	Years Ended June 30,
	2011	2010	2009
Beginning of year	$4,331	$3,842	$4,867
Gross increases related to tax positions for current year	92	592	—
Gross increases related to tax positions for prior year	142	28	291
Gross decreases related to tax positions for prior year	—	—	(1,286)
Gross decreases related to lapsing of the statute of limitations	—	(131)	(30)
End of year	$4,565	$4,331	$3,842

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits was approximately $0.2 million and $0.3 million as of June 30, 2010 and June 30, 2011, respectively.

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

In connection with the sale of our Analog Business Group to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  See Note 6 “Discontinued Operations” for futher details.

We have been notified by six licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving our products.  A number of these licensees have requested indemnification from us. Given the nature and early status of these claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.

Note 17.	Operating and Geographic Information

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2011	2010	2009
United States	$37,725	$28,986	$32,046
Japan	11,195	11,723	11,020
Pacific Rim	24,350	19,138	14,029
Europe	3,508	5,277	7,685
Rest of World	5,262	5,832	5,413
Total revenue	$82,040	$70,956	$70,193

As disclosed in Note 3, in 2011, 2010 and 2009, one customer accounted for 16%, 16%, and 19% of our revenue, respectively.  In addition, in 2011, one other customer accounted for 11% of our revenue.

Accounts receivable from our largest customers accounted for the following percentages of accounts receivable at June 30:

	2011	2010
Customer A	55%	23%
Customer B	16%	—
Customer C	10%	—
Customer D	—	40%

Our long-lived assets include tangible long-term assets. The following is a summary of our long-lived assets by geographic area (in thousands):

	June 30,
	2011	2010
United States	$4,861	$8,786
Japan	220	206
Pacific Rim	207	352
Europe	3	10
Rest of World	9	6
Total long lived assets	$5,300	$9,360

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.        Controls and Procedures

(a)              Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.

Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were effective as of June 30, 2011.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of June 30, 2011.

The effectiveness of internal control over financial reporting as of June 30, 2011, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included below.

Sandeep Vij	Maury Austin
President and Chief Executive Officer,	Vice President and Chief Financial Officer,
MIPS Technologies, Inc.	MIPS Technologies, Inc.

(c)              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

    In our opinion, MIPS Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 of MIPS Technologies, Inc. and our report dated August 26, 2011 expressed an unqualified opinion thereon.

                                                                                                                                                                                                                                /s/ Ernst & Young LLP

San Jose, California
August 26, 2011

(d)              Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over the financial reporting that occurred during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

Information concerning our executive officers is in Item 1 of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, as Amended and Restated, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 14 of our Notes to Consolidated Financial Statements. In connection with the adoption of the 1998 Long-Term Incentive Plan, as Amended and Restated in 2007, we terminated the Directors’ Stock Option Plan and the 2002 Non-Qualified Stock Option Plan, except with respect to awards remaining outstanding under those plans. The following table presents information about these plans as of June 30, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,369,496	$5.74	4,744,199	(2)
Equity compensation plans not approved by security holders	271,410	$5.73	22,055	(3)
Total	6,640,906		4,766,254

(1)	Excludes purchase rights currently accruing under the Employee Stock Purchase Plan and the Supplemental Stock Purchase Plan.

(2)
These shares include 3,764,396 shares that remain available under the 1998 Long-Term Incentive Plan, as Amended and Restated and 979,803 shares that remain available under the Employee Stock Purchase Plan. The shares available under the 1998 Long-Term Incentive Plan, as Amended and Restated, may be issued as stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards.

(3)	These shares remain available under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts for the year ended June 30,
2009	$142	$19	$(161)	$—
2010	$—	$—	$—	$—
2011	$—	$—	$—	$—
Valuation allowance for deferred tax assets for the year ended June 30,
2009	$11,655	$16,435	$—	$28,090
2010	$28,090	$—	$(6,474)	$21,616
2011	$21,616	$—	$(6,151)	$15,465

Deductions represent uncollectible accounts written off, net of recoveries.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

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

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

10.13*
Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.14*
Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

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

10.18*
Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.19*	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2009).

10.20*	Form of Stock Unit Award Agreement for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2010).

10.21*
Form of Stock Unit Award Agreement for Employees Outside the U.S. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.22*	Form of Stock Unit Award Agreement for Consultants.

10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.24*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.25*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.26*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.27
Loan and Security Agreement, dated as of July 3, 2008, by and between Silicon Valley Bank and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008).

Exhibit No.	List of Exhibits

10.28*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.29	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009).

10.30	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.31
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009).

10.32
Amendment No. 3 to Loan and Security Agreement, dated September 21, 2009, between MIPS Technologies, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2009).

10.33*	Letter Agreement and Separation Agreement between MIPS Technologies, Inc. and John Bourgoin (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 13, 2009).

10.34*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.35*
Letter, dated December 7, 2009, defining special compensation paid to Brad Holtzinger, Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 8, 2010).

10.36*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

10.37*
Letter Agreement and Transition Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.38*
Consulting Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.39*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2010).

10.40*	Offer Letter for Frederick Weber dated November 11, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010).

10.41*
Letter Agreement regarding the Special Bonus Plan for the Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2011).

Exhibit No.	Index of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ SANDEEP VIJ
Sandeep Vij
President and Chief Executive Officer.

Date: August 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDEEP VIJ
Sandeep Vij	Chief Executive Officer and Director (Principal Executive Officer)	August 26, 2011

/s/ MAURY AUSTIN
Maury Austin	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2011

/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director and Chairman of the Board	August 26, 2011

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	August 26, 2011

/s/ ROBERT R. HERB
Robert R. Herb	Director	August 26, 2011

/s/ WILLIAM M. KELLY
William M. Kelly	Director	August 26, 2011

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	August 26, 2011

/s/ FRED WEBER
Fred Weber	Director	August 26, 2011

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

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

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

10.13*
Form of Award Document, as amended for Stock Option Grant to Director/Officer under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.14*
Form of Award Document, as amended for Stock Option Grant to Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

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

10.18*
Form of Award Document, as amended for Stock Option Grant to International Employee under the 1998 Long-Term Incentive Plan comprised of Stock Option Agreement and Exercise Notice (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2010).

10.19*	Form of Stock Unit Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2009).

10.20*	Form of Stock Unit Award Agreement for Members of the Board of Directors (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 12, 2010).

10.21*
Form of Stock Unit Award Agreement for Employees Outside the U.S. (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2010).

10.22*	Form of Stock Unit Award Agreement for Consultants.

10.23	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.24*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 10, 2007).

10.25*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.26*	Offer Letter, dated March 6, 2008 from the registrant to Maury Austin (incorporated herein by reference to Exhibit 99.02 to the Company’s Current Report on Form 8-K filed on March 18, 2008).

10.27
Loan and Security Agreement, dated as of July 3, 2008, by and between Silicon Valley Bank and the Registrant (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 8, 2008).

Exhibit No.	Index of Exhibits

10.28*	Memorandum defining special compensation paid to Maury Austin, CFO (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2008).

10.29	Amendment No. 1 to Loan and Security Agreement with Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 6, 2009).

10.30	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.31
Amendment No. 2 to Loan and Security Agreement and Consent, dated May 7, 2009, by and among MIPS Technologies, Inc., Silicon Valley Bank and MIPS Technologies Holding LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 13, 2009).

10.32
Amendment No. 3 to Loan and Security Agreement, dated September 21, 2009, between MIPS Technologies, Inc. and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2009).

10.33*	Letter Agreement and Separation Agreement between MIPS Technologies, Inc. and John Bourgoin (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on November 13, 2009).

10.34*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.35*
Letter, dated December 7, 2009, defining special compensation paid to Brad Holtzinger, Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on February 8, 2010).

10.36*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

10.37*
Letter Agreement and Transition Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.38*
Consulting Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.39*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 18, 2010).

10.40*	Offer Letter for Frederick Weber dated November 11, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010).

10.41*
Letter Agreement regarding the Special Bonus Plan for the Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2011).

Exhibit No.	Index of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.