Form 10-Q
period 2011-09-30
MIPS TECHNOLOGIES INC
filed 2011-11-08
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

                    Large accelerated filer  ☒       Accelerated filer  ☐       Non-accelerated filer  ☐ (Do not check if smaller reporting company)                   Smaller reporting company   ☐

Indicate by check mark whether the registrant is a Shell Company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of October 31, 2011, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 52,921,077.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,802	$69,202
Short-term investments	48,874	40,194
Accounts receivable, net	4,395	2,619
Prepaid expenses and other current assets	1,731	1,615
Total current assets	112,802	113,630
Equipment, furniture and property, net	2,254	2,014
Intangible assets, net	2,006	2,132
Goodwill	565	565
Other assets	2,413	3,286
Total Assets	$120,040	$121,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,069	$1,684
Accrued liabilities	5,069	8,127
Deferred revenue	1,647	1,812
Total current liabilities	7,785	11,623
Long-term liabilities:
Other long-term liabilities	5,048	5,231
Total long-term liabilities	5,048	5,231
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2011 and June 30, 2011; and 52,740,117 and 52,556,367 shares outstanding at September 30, 2011 and June 30, 2011, respectively, net of 93,446 and 70,269 reacquired shares at September 30, 2011 and June 30, 2011, respectively	52	52
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	307,504	305,542
Accumulated other comprehensive income	578	629
Accumulated deficit	(200,927)	(201,450)
Total stockholders’ equity	107,207	104,773
Total Liabilities and Stockholders’ Equity	$120,040	$121,627

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
Revenue:
Royalties	$12,979	$13,614
License and contract revenue	4,238	8,925
Total revenue	17,217	22,539
Operating Expenses:
Cost of sales	261	586
Research and development	7,906	5,861
Sales and marketing	4,831	3,913
General and administrative	3,264	3,152
Total operating expenses	16,262	13,512
Operating income	955	9,027
Other income (expense), net	53	(64)
Income before income taxes	1,008	8,963
Provision for income taxes	485	1,347
Net income	$523	$7,616
Net income per share, basic	$0.01	$0.16
Net income per share, diluted	$0.01	$0.16
Common shares outstanding, basic	52,660	46,864
Common shares outstanding, diluted	53,690	48,917

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2011	2010
Operating activities:
Net income	$523	$7,616
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation	219	247
Stock-based compensation	1,541	894
Amortization of intangible assets	126	28
Amortization of investment premium, net	142	124
Excess tax benefits from stock based compensation	—	(382)
Other non-cash charges	128	119
Changes in operating assets and liabilities:
Accounts receivable	(1,776)	2,948
Prepaid expenses	(241)	(399)
Other assets	874	1,442
Accounts payable	(580)	210
Accrued liabilities	(3,200)	(4,650)
Deferred revenue	(236)	(737)
Long-term liabilities	(112)	(1,305)
Net cash (used in) provided by operating activities	(2,592)	6,155
Investing activities:
Purchases of marketable securities	(15,546)	(10,253)
Proceeds from sales of marketable securities	—	4,496
Proceeds from maturities of marketable securities	6,700	3,750
Capital expenditures	(405)	(133)
Net cash used in investing activities	(9,251)	(2,140)
Financing activities:
Net proceeds from issuance of common stock	422	6,553
Excess tax benefits from stock based compensation	—	382
Net cash provided by financing activities	422	6,935
Effect of exchange rates on cash	21	58
Net (decrease) increase in cash and cash equivalents	(11,400)	11,008
Cash and cash equivalents, beginning of period	69,202	31,625
Cash and cash equivalents, end of period	57,802	42,633

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

Basis of Presentation. The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2011 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2011, included in our 2011 Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at September 30, 2011.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2011	2010
Numerator:
Net income	$523	$7,616
Denominator:
Weighted-average shares of common stock outstanding	52,660	46,864
Effect of dilutive securities	1,030	2,053
Shares used in computing diluted net income per share	53,690	48,917
Net income per share, basic	$0.01	$0.16
Net income per share, diluted	$0.01	$0.16
Potentially dilutive securities from outstanding stock options and restricted stock units excluded from diluted net income per share because they are anti-dilutive (A)	3,336	3,989

(A)
For the three months ended September 30, 2011 and 2010, we excluded approximately 3.3 million and 4.0 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options and releases of restricted stock units were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

Note 3.  Comprehensive Income

Total comprehensive income includes net income and other comprehensive income, which primarily comprises foreign currency adjustments and changes in unrealized gains (losses) on short-term investments.   Total comprehensive income for the first quarter of fiscal 2012 was $0.5 million and total comprehensive income for the comparable period in the prior year was $7.7 million.

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

We had no Level 3 assets as of September 30, 2011 or June 30, 2011.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of September 30, 2011 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$46,662	$46,662	$—	$—
Commercial Paper	$16,487	—	16,487	$—
Corporate Bonds	11,827	—	11,827	—
Government Agency	8,540	—	8,540	—
Treasury Bills	12,020	12,020	—	—
Total Short-term Investments	$48,874	$12,020	$36,854	$—

(1)	At September 30, 2011, $46.7 million of money market funds was included in the cash and cash equivalents in our condensed consolidated balance sheet.

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of September 30, 2011 were as follows (in thousands):

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$11,847	$—	$(20)	$11,827
Commercial Paper	16,487	—	—	16,487
Government Agency	8,538	2	—	8,540
Treasury Bills	12,013	7	—	12,020
Total Short-term Investments	$48,885	$9	$(20)	$48,874

The assets of the Company’s non-qualified deferred compensation plan consist of money market and mutual funds invested in domestic and international marketable securities. During the first quarter of fiscal 2012, the assets of the deferred compensation plan in the amount of $1.3 million were transferred to mutual funds that are directly observable in active markets and are classified within Level 1.

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

All contractual maturities of the Company’s available-for-sale marketable securities at September 30, 2011 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2011 and in the first three months of fiscal 2012.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	September 30, 2011			June 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(963)	$137	$1,100	$(935)	$165
Purchased software licenses	2,084	(215)	1,869	2,083	(116)	1,967
Purchased intangible assets	$3,184	$(1,178)	$2,006	$3,183	$(1,051)	$2,132

Our intangible assets are being amortized over their estimated useful lives of 10 years.

Estimated future amortization expense related to our existing acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2012	$379
2013	449
2014	353
2015	300
2016	300
2017	225
Total	$2,006

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

In connection with the sale of our Analog Business Group (ABG) to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions and exchange of information between the parties have occurred; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

There is no remaining liability outstanding as of September 30, 2011 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There were no discontinued operation activities recorded in the Statement of Income in the first quarter of fiscal 2012 or 2011.

 Note 7.  Restructuring

    In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

    There was no restructuring activity in the first quarter of fiscal 2012 and 2011.

Note 8.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	September 30, 2011	June 30, 2011
Investment in other company	$400	$400
Long-term computer aided design licenses	384	1,229
Deferred compensation plan	1,321	1,332
Other	308	325
Total other assets	$2,413	$3,286

Note 9.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2011	June 30, 2011
Accrued compensation and employee-related expenses	$2,436	$6,268
Income taxes payable	60	—
Engineering design software licenses	100	100
Other accrued liabilities	2,473	1,759
Total accrued liabilities	$5,069	$8,127

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2011	June 30, 2011
Deferred compensation	$1,316	$1,461
Long-term income tax liability	1,282	1,248
Long-term computer aided design licenses and purchased software licenses	500	500
Long-term deferred revenue	1,638	1,709
Other	312	313
Total long-term liabilities	$5,048	$5,231

Note 10.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the six years from fiscal 2012 through 2017 were approximately $5.9 million, $0.7 million, $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $0.6 million that are reflected in the Company’s accrued liabilities (see Note 9).  In fiscal 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal 2012 to 2017.

Operating Lease Commitments.  At September 30, 2010, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2012	$882
2013	1,090
2014	863
2015	861
2016	835
Thereafter	64
Total	$4,595

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

Note 11.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,
	2011	2010
Operating expenses:
Research and development	$463	$291
Sales and Marketing	496	231
General and administrative	582	372
Total stock-based compensation expense	$1,541	$894

    In the three months ended September 30, 2011 and September 30, 2010, we issued 183,750 and  1,788,169 shares, respectively, of common stock for employee restricted stock awards and stock option exercises, respectively.

    In fiscal 2011, we issued 6,211,738 shares of common stock upon stock option exercise purchases.

Stock Options

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended September 30,		Employee Stock Purchase Plan for three months ended September 30,
	2011	2010	2011	2010
Expected volatility	0.70	0.61	0.62	0.45
Risk-free interest rate	0.69%	1.09%	0.10%	0.22%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.20	4.20	0.50	0.50
Grant date fair value	$2.67	$3.00	$2.69	$1.41

Restricted Stock Units and Awards

For the three months ended September 30, 2011 and September 30, 2010, we granted 305,508 and 239,930 restricted stock units, respectively, with an average grant date fair value of $5.09 and $6.07, respectively.

Note 12.  Income Taxes

    We recorded an income tax expense of $0.5 million for the three-month period ended September 30, 2011 and an income tax expense of $1.3 million for the comparable period in fiscal 2011. The tax expense recognized for the quarter ended September 30, 2011 is lower than that of the same period ended September 30, 2010 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

    Our annual income tax for fiscal 2012 will consist of U.S. state income taxes, foreign income taxes and withholding taxes.  Our annual income tax for fiscal 2011 consisted of U.S. state, foreign income taxes and withholding taxes.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended September 30, 2011. The total amount of gross unrecognized tax benefits as of September 30, 2011 and June 30, 2011 was approximately $4.6 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of September 30, 2011 and June 30, 2011 was approximately $0.3 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 and $1.2 million as of September 30, 2011 and June 30, 2011, respectively.

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

Note 13.  Recent Accounting Pronouncements

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

In April 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. generally accepted accounting principles (“U.S. GAAP”) and International Financial Reporting Standards (“IFRS”). This new guidance, which the Company became subject to at the start of its fiscal year 2012, amends current U.S. GAAP fair value measurement and disclosure requirements to include increased transparency around valuation inputs and investment categorization. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements.

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

We reported first quarter fiscal 2012 revenue of $17.2 million, representing a 24% decrease compared to first quarter of fiscal 2011.  Royalty revenue in the first quarter of fiscal 2012 was $13.0 million, a 5% decrease compared to the first quarter of fiscal 2011.  Total royalty units reported in the first quarter of fiscal 2012 were 173 million, a 10% increase from our first quarter of fiscal 2011.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our first quarter of fiscal 2012 represented our customer shipments from the quarter ended June 30, 2011.  Included in our royalties in the quarter ending September 30, 2011 were $1.6 million in royalty adjustments from three of our customers.  License and contract revenue in the first quarter of fiscal 2012 was $4.2 million, a 53% decrease compared to the first quarter of fiscal 2011.  There were 3 new license agreements executed in the first quarter of fiscal 2012 compared to 10 in the first quarter of fiscal 2011.

Our operating income for the first quarter of fiscal 2012 decreased to $1.0 million from $9.0 million in our first quarter of fiscal 2011.  The decrease  in operating performance for our first quarter of fiscal 2012 compared to the same quarter of fiscal 2011 was mainly due to the decrease in license revenue and increase in our investments in research and development and marketing activities.  Our increased investment activities included adding headcount, utilizing third party IP suppliers, contracting with software developers and partnering with third parties to accelerate our development efforts.

We recorded a tax provision of $0.5 million in the quarter ended September 30, 2011 consisting mainly of U.S. state income taxes, foreign income taxes and withholding taxes.

Our cash, cash equivalents and short term investments as of September 30, 2011 were $106.7 million compared to $109.4 million at June 30, 2011.  The decrease in cash, cash equivalents and short term investments was primarily a result of an increase in our net current assets with our accounts receivable balances increasing due to timing of cash receipts and our current liabilities decreasing due to timing of disbursements.

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

In connection with the sale of our Analog Business Group (ABG) to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions and exchange of information between the parties have occurred; however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

There is no remaining liability outstanding as of September 30, 2011 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There were no discontinued operation activities recorded in the Statement of Income in the first quarter of fiscal 2012 or 2011.

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

Our revenue in the three-month periods ended September 30, 2011 and September 30, 2010 was as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2011	2010	Change in
			Percent
Revenue
Royalties	$12,979	$13,614	-5%
Percentage of Total Revenue	75%	60%
License and Contract Revenue	$4,238	$8,925	-53%
Percentage of Total Revenue	25%	40%
Total Revenue	$17,217	$22,539

Royalties.  Our royalty revenue in the first quarter of fiscal 2012 decreased by 5% from the comparable period in fiscal 2011. Total royalty units reported by our customers in the first quarter of fiscal 2012 were 173 million, a 10% increase from our first quarter of fiscal 2011 offset by a decrease in average selling price.  Since a significant portion of our royalty revenue is calculated based on a percentage of our customers’ revenue, the decrease in our customers’ selling prices resulted in lower royalty revenue to us.  In addition, certain customers met time or volume based discount levels in their contracts, resulting in lower per unit royalties paid to us.  Included in our royalties in the quarter ending September 30, 2011 were $1.6 million in royalty adjustments from three of our customers.

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores. Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS compatible cores during the term of the agreement. Architecture license agreements are not as common as core license agreements. The company currently has 14  active architecture customers. We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.

Our license and contract revenue decreased by 53% in the first quarter of fiscal 2012 from the comparable period in fiscal 2011. There were 3 new license agreements executed in the first quarter of fiscal 2012 compared to 10 in the first quarter of fiscal 2011.  Unlimited use licenses accounted for $2.9 million of our license and contract revenue in our first quarter of fiscal 2012. Of the unlimited use license agreements we completed in the first quarter of fiscal 2012, their terms ranged from 5 to 10 years with an average term of approximately 7.5 years. Contract revenue from unlimited use license agreements was $5.2 million in the same period of fiscal 2011.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,
	2011	2010	Change in Percent
	(in thousands, except for percentages)
Cost and Expenses
Cost of Sales	$261	$586	(55%)
Research and Development	$7,906	$5,861	35%
Sales and Marketing	$4,831	$3,913	23%
General and Administrative	$3,264	$3,152	4%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The decrease in cost of sales was primarily due to our first quarter of fiscal 2011 cost of sales including $0.5 million of engineering labor and overhead costs associated with a significant customer project as compared to no cost of sales from projects in the first quarter of fiscal 2012. This decrease was partially offset by higher purchased technology amortization cost in the first quarter of fiscal 2012 as compared to the first quarter of fiscal 2011.

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

The $2.0 million increase in research and development expense for first quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $1.3 million increase in salary and employee related expense as a result of our research and development headcount increasing from 83 at September 30, 2010 to 100 at September 30, 2011.  In addition, consulting related expenses increased by $0.6 million resulting from additional product development efforts, and supplies and maintenance expenses increased by $0.5 million due to increased spending with outside vendors related to product development efforts.  There was also a $0.2 million increase in stock compensation expense related to grants to additional employees.  These increases were partially offset by a $0.6 million decrease in bonus accrual resulting from the company not meeting certain financial targets in the first quarter of fiscal 2012.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $0.9 million increase in sales and marketing expense for first quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.4 million increase in consulting and outside services expenses with significant focus on Android and mobile related end applications and a $0.3 million increase in severance to a former executive of the Company.  In addition, salary and employee related expenses increased by $0.2 million as a result of our marketing headcount increasing from 16 at September 30, 2010 to 19 at September 30, 2011.  There was also an increase in travel by $0.2 million due to more international travel and an increase of $0.3 million in stock compensation expense with more grants to additional employees.  These increases were partially offset by a $0.3 million decrease in bonus accrual resulting from the company not meeting certain financial targets in the first quarter of fiscal 2012 and a $0.2 million decrease in commissions with less commissionable revenue for the first quarter of fiscal 2012 as compared to the same period of fiscal 2011.

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

The $0.1 million increase in our general and administrative expense for first quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to $0.3 million increase in legal and consulting expenses associated with a new stockholder’s nominating an opposition slate of directors for election at our 2012 annual meeting.  In addition, stock compensation expense increased by $0.2 million due to grants to executives and new employees.  These increases were partially offset by a $0.4 million decrease in bonus accrual resulting from the company not meeting certain financial targets in the first quarter of fiscal 2012.

Other Income (Expense), Net. Other Income (Expense), net increased by $0.1 million for first quarter of fiscal 2012 over the comparable period in fiscal 2011 primarily due to more favorable exchange rates in the first quarter of fiscal 2012 compared to the same period in fiscal 2011.

 Income Taxes.  Our income tax primarily consists of U.S. state income taxes, foreign income taxes and withholding taxes.

We recorded an income tax expense of $0.5 million for the three months ended September 30, 2011 and an income tax expense of $1.3 million for the comparable period in fiscal 2011.  The tax expense recognized for the quarter ended September 30, 2011 is lower than that of the same period ended September 30, 2010 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against our net U.S. deferred tax assets as we believe that it is more likely than not that these deferred tax assets will not be recognized.

Liquidity and Capital Resources

At September 30, 2011, we had cash, cash equivalents and short term investments of $106.7 million, a decrease of approximately $2.7 million from June 30, 2011.  The decrease in cash, cash equivalents and short term investments was primarily a result of an increase in our net current assets with our accounts receivable balances increasing due to timing of cash receipts and our current liabilities decreasing due to timing of disbursements.

Operating Activities

Net cash used in operating activities was $2.6 million for the three months ended September 30, 2011.   The cash used in operations was primarily a result of our positive net income net of non-cash expenses offset by net changes in our asset and liability balances.  Our net income included the effects of non-cash charges of $1.5 million from stock compensation expense and $0.3 million in depreciation and amortization of intangible assets.  We used cash in operating activities primarily as a result of (i) a $3.2 million decrease in accrued liabilities, primarily due to the payment of our fiscal 2011 bonus and commissions in the first quarter of fiscal 2012, (ii) a $1.8 million increase in accounts receivable, reflecting timing of customer billings and payments received and (iii) a $0.6 million decrease in accounts payable, due to the timing of vendor payments. These decreases were partially offset by cash provided by a $0.6 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization.

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

Investing Activities

 Net cash used in investing activities was $9.3 million for the three months ended September 30, 2011 as a result of usage of $8.8 million from the net purchases of available-for-sale securities and $0.4 million used to purchase property, furniture and equipment.

Net cash used in investing activities was $2.1 million for the three months ended September 30, 2010 as a result of usage of $2.0 million from the net purchases of available-for-sale securities and $0.1 million used to purchase property, furniture and equipment.

Financing Activities

Net cash provided by financing activities was $0.4 million for the three months ended September 30, 2011.   This cash generated from financing activities resulted from stock option exercises.

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

Our contractual obligations as of September 30, 2011 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,595	$882	$1,953	$1,696	$64
Purchase obligations (2)	8,744	5,950	1,744	950	100
Other long-term liabilities and obligations (3)	1,316	—	1,316	—	—
Total	$14,655	$6,832	$5,013	$2,646	$164

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $8.7 million at September 30, 2011 decreased from our purchase obligations as of June 30, 2011 by $0.1 million.  Of the total, $0.6 million of the obligations relate to purchased software licenses or engineering design software license contracts that are reflected in the Company’s accrued liabilities. The remaining $8.1 million of purchase obligations includes approximately $5.9 million due by September 30, 2012 and approximately $0.6 million due annually in each of the subsequent four fiscal years.

(3)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes estimated liabilities, an aggregate of $1.3 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2011 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 We believe there have been no significant changes to the discussion of quantitative and qualitative disclosures about market risk in our 2011 Form 10-K.

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

Revenue from our five largest customers represented approximately 54% and 50% of our net revenue in the quarters ended September 30, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. In addition, consolidation, merger and acquisition activity involving our customers may enhance our reliance on our largest customers. Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 8% and 9% in fiscal 2009 and 2010, respectively. However, our license and contract revenue increased by 12% in fiscal 2011 as compared to fiscal 2010.  In the first quarter of fiscal 2012, our license and contract revenue decreased by 53% as compared to the first quarter of fiscal 2011.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 14 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 32% in fiscal 2009, 51% in fiscal 2010 and 61% in fiscal 2011 of our total license and contract revenue. Additionally, in the first quarter of fiscal 2012, license revenue from unlimited use license agreements was 69% of our total license and contract revenue.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through September 30, 2011 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

If we do not succeed in the market for mobile products, our medium to long term revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, such as handsets, tablet computers, portable media players and netbooks.  We increased our spending in the first quarter of fiscal 2012 in research and development and in marketing with a specific focus on this market.  If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. In addition, the proliferation of the Android platform and other mobile-related technologies beyond the market for mobile handsets may increase our reliance on such technologies in attempting to achieve design wins in such other markets, including the market for digital consumer products.  Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our first quarters of fiscal 2012 and 2011, 52% of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

 On August 4, 2011, our Chief Financial Officer, Maury Austin, informed the company that he intends to retire as an employee of the company effective at such time as the company appoints a successor Chief Financial Officer.  On October 27, 2011, the company announced that the Board of Directors had appointed William Slater as the new Chief Financial Officer of the company, effective November 10, 2011. Mr. Austin will continue in his role as the company’s principal financial officer until November 9, 2011.

On September 30, 2011, Arthur Swift resigned as the Company’s Vice President of Marketing and Business Development. In connection with Mr. Swift's resignation, the Company has named Gideon Intrater as the interim Vice President of Marketing and Business Development.

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

In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions and exchange of information between the parties have occurred, however, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended June 30, 2011). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in these methods, estimates, and judgments could significantly affect our results of operations.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Form of Stock Unit Award Agreement for Consultants Outside the U.S.

10.2	Letter Agreement regarding the Special Bonus Plan for the Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 17, 2011).

10.3	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 9, 2011).

10.4	Transition Agreement, dated September 30, 2011, between Arthur Swift and MIPS Technologies, Inc.

10.5	Consulting Agreement, dated September 30, 2011, between Arthur Swift and MIPS Technologies, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

November 8, 2011	By:	/s/ MAURY AUSTIN
Maury Austin
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)