Form 10-Q
period 2011-12-31
MIPS TECHNOLOGIES INC
filed 2012-02-08
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

As of January 31, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 53,100,221.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,829	$69,202
Short-term investments	33,907	40,194
Accounts receivable, net	1,036	2,619
Prepaid expenses and other current assets	1,784	1,615
Total current assets	113,556	113,630
Equipment, furniture and property, net	2,843	2,014
Intangible assets, net	1,880	2,132
Goodwill	565	565
Other assets	10,877	3,286
Total Assets	$129,721	$121,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,192	$1,684
Accrued liabilities	8,086	8,127
Deferred revenue	1,465	1,812
Total current liabilities	10,743	11,623
Long-term liabilities:
Other long-term liabilities	10,474	5,231
Total long-term liabilities	10,474	5,231
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2011 and June 30, 2011; and 52,974,622 and 52,556,367 shares outstanding at December 31, 2011 and June 30, 2011, respectively, net of 100,409 and 70,269 reacquired shares at December 31, 2011 and June 30, 2011, respectively	52	52
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	309,764	305,542
Accumulated other comprehensive income	587	629
Accumulated deficit	(201,899)	(201,450)
Total stockholders’ equity	108,504	104,773
Total Liabilities and Stockholders’ Equity	$129,721	$121,627

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenue:
Royalties	$13,224	$14,817	$26,203	$28,431
License and contract revenue	2,077	7,039	6,315	15,964
Total revenue	15,301	21,856	32,518	44,395
Operating Expenses:
Cost of sales	344	311	605	897
Research and development	8,278	7,090	16,184	12,951
Sales and marketing	3,892	4,925	8,723	8,838
General and administrative	3,339	3,739	6,603	6,891
Total operating expenses	15,853	16,065	32,115	29,577
Operating income (loss)	(552)	5,791	403	14,818
Other income, net	14	821	67	757
Income (loss) before income taxes	(538)	6,612	470	15,575
Provision for income taxes	434	776	919	2,123
Income (loss) from continuing operations	(972)	5,836	(449)	13,452
Income from discontinued operations, net of tax	—	212	—	212
Net income (loss)	$(972)	$6,048	$(449)	$13,664
Net income (loss) per share, basic – from continuing operations	$(0.02)	$0.12	$(0.01)	$0.28
Net income (loss) per share, basic – from discontinued operations	$—	$0.00	$—	$0.00
Net income (loss) per share, basic	$(0.02)	$0.12	$(0.01)	$0.28
Net income (loss) per share, diluted – from continuing operations	$(0.02)	$0.11	$(0.01)	$0.26
Net income (loss) per share, diluted – from discontinued operations	$—	$0.00	$—	$0.00
Net income (loss) per share, diluted	$(0.02)	$0.11	$(0.01)	$0.26
Common shares outstanding, basic	52,886	50,394	52,773	48,629
Common shares outstanding, diluted	52,886	53,703	52,773	51,921

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2011	2010
Operating activities:
Net income (loss) – continuing operations	$(449)	$13,452
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	471	508
Stock-based compensation	2,953	2,143
Amortization of intangible assets	252	55
Gain on exchange and sale of investment	—	(547)
Amortization of investment premium, net	265	268
Other non-cash charges	139	25
Changes in operating assets and liabilities:
Accounts receivable	1,500	3,202
Prepaid expenses	(230)	(691)
Other assets	791	2,287
Accounts payable	(613)	42
Accrued liabilities	(3,620)	(2,937)
Deferred revenue	(488)	(70)
Long-term liabilities	53	(1,158)
Net cash provided by operating activities – continuing operations	1,024	16,579
Net cash provided by operating activities – discontinued operations	—	212
Net cash provided by operating activities	1,024	16,791
Investing activities:
Purchases of marketable securities	(22,588)	(34,344)
Proceeds from sales of marketable securities	2,613	5,075
Proceeds from maturities of marketable securities	26,000	10,650
Capital expenditures	(659)	(572)
Net cash provided by (used in) investing activities	5,366	(19,191)
Financing activities:
Net proceeds from issuance of common stock	1,269	32,242
Net cash provided by financing activities	1,269	32,242
Effect of exchange rates on cash	(32)	77
Net increase in cash and cash equivalents	7,627	29,919
Cash and cash equivalents, beginning of period	69,202	31,625
Cash and cash equivalents, end of period	$76,829	$61,544

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at December 31, 2011.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator:
Net income (loss) from continuing operations	$(972)	$5,836	$(449)	$13,452
Net income (loss)from discontinued operations	—	212	—	212
Net income (loss) – basic and diluted	$(972)	$6,048	$(449)	$13,664
Denominator:
Weighted-average shares of common stock outstanding	52,886	50,394	52,773	48,629
Effect of dilutive securities	—	3,309	—	3,292
Shares used in computing diluted net income per share	52,886	53,703	52,773	51,921
Net income (loss) per share, basic - from continuing operations	$(0.02)	$0.12	$(0.01)	$0.28
Net income (loss) per share, basic - from discontinued operations	$—	$0.00	$—	$0.00
Net income (loss) per share, basic	$(0.02)	$0.12	$(0.01)	$0.28
Net income (loss) per share, diluted - from continuing operations	$(0.02)	$0.11	$(0.01)	$0.26
Net income (loss) per share, diluted - from discontinued operations	$—	$0.00	$—	$0.00
Net income (loss) per share, diluted	$(0.02)	$0.11	$(0.01)	$0.26
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive (A)	3,893	273	3,581	337

(A)
For the three months and six months ended December 31, 2010, we excluded approximately 0.3 million and 0.3 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options and releases of restricted stock units were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

For the three months and six months ended December 31, 2011, dilutive securities were excluded from diluted net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises foreign currency adjustments and changes in unrealized gains (losses) on short-term investments.   Total comprehensive loss for the second quarter of fiscal 2012 was $1.0 million and total comprehensive loss for the six months of fiscal 2012 was $0.5 million compared to total comprehensive income of $6.0 million for the second quarter of fiscal 2011 and total comprehensive income of $13.8 million for the first six months of fiscal 2011.

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

We had no Level 3 assets as of December 31, 2011 or June 30, 2011.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of December 31, 2011 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$66,595	$66,595	$—	$—
Commercial Paper	$14,996	—	14,996	$—
Corporate Bonds	8,882	—	8,882	—
Government Agency	5,027	—	5,027	—
Treasury Bills	5,002	5,002	—	—
Total Short-term Investments	$33,907	$5,002	$28,905	$—

(1)	At December 31, 2011, $66.6 million of money market funds were included in the cash and cash equivalents in our condensed consolidated balance sheet.

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of December 31, 2011 were as follows (in thousands):

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$8,891	$—	$(9)	$8,882
Commercial Paper	14,995	1	—	14,996
Government Agency	5,024	3	—	5,027
Treasury Bills	5,002	—	—	5,002
Total Short-term Investments	$33,912	$4	$(9)	$33,907

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

All contractual maturities of the Company’s available-for-sale marketable securities at December 31, 2011 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2011 and in the first six months of fiscal 2012.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	December 31, 2011			June 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(990)	$110	$1,100	$(935)	$165
Purchased software licenses	2,083	(313)	1,770	2,083	(116)	1,967
Purchased intangible assets	$3,183	$(1,303)	$1,880	$3,183	$(1,051)	$2,132

Our intangible assets are being amortized over their estimated useful lives of 10 years.

Estimated future amortization expense related to our existing acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2012	$253
2013	449
2014	353
2015	300
2016	300
2017	225
Total	$1,880

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

There is no remaining liability outstanding as of December 31, 2011 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There were no discontinued operation activities recorded in the Statement of Income for the six months ended of December 31, 2011 or December 31, 2010.

 Note 7.  Restructuring

 In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

 There was no restructuring activity in the six months ended of December 31, 2011 and December 31, 2010.

Note 8.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	December 31, 2011	June 30, 2011
Investment in other company	$400	$400
Long-term computer aided design licenses	8,692	1,229
Deferred compensation plan	1,466	1,332
Other	319	325
Total other assets	$10,877	$3,286

Note 9.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2011	June 30, 2011
Accrued compensation and employee-related expenses	$2,025	$6,268
Income taxes payable	74	—
Engineering design software licenses	3,154	100
Other accrued liabilities	2,833	1,759
Total accrued liabilities	$8,086	$8,127

The components of other long-term liabilities are as follows (in thousands):

	December 31, 2011	June 30, 2011
Deferred compensation	$1,462	$1,461
Long-term income tax liability	1,312	1,248
Long-term computer aided design licenses and purchased software licenses	5,833	500
Long-term deferred revenue	1,567	1,709
Other	300	313
Total long-term liabilities	$10,474	$5,231

Note 10.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the six years from fiscal 2012 through 2017 were approximately $7.3 million, $0.7 million, $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $9.0 million that are reflected in the Company’s accrued liabilities (see Note 9).  In fiscal 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal 2012 to 2017.

Operating Lease Commitments.  At December 31, 2011, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2012	$584
2013	1,090
2014	863
2015	861
2016	835
Thereafter	64
Total	$4,297

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

We have been notified by seven licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving our products.  A number of these licensees have requested indemnification from us. Given the nature of these claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.

In connection with the sale of our Analog Business Group to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  See Note 6 “Discontinued Operations” for futher details.

Note 11.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months and six months ended December 31, 2011 and 2010 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Operating expenses:
Research and development	$532	$364	$995	$655
Sales and marketing	239	304	734	535
General and administrative	641	581	1,224	953
Total stock-based compensation expense	$1,412	$1,249	$2,953	$2,143

 In the three months and six months ended December 31, 2011 we issued 234,505 and 418,255 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.  For the three months and six months ended December 31, 2010, we issued 4,048,322 and 5,836,491 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.

 In fiscal 2011, we issued 6,211,738 shares of common stock upon stock option exercise purchases.

Stock Options

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended December 31,		Employee Stock Options for six months ended December 31,		Employee Stock Purchase Plan for three months ended December 31,		Employee Stock Purchase Plan for six months ended December 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Expected volatility	0.71	0.63	0.71	0.62	0.80	0.62	0.73	0.55
Risk-free interest rate	0.66%	1.01%	0.68%	1.07%	0.07%	0.20%	0.08%	0.21%
Expected dividends	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.2	4.2	4.2	4.2	0.50	0.50	0.50	0.50
Weighted-average grant date fair value	$2.52	$7.26	$2.63	$3.99	$2.14	$4.01	$2.36	$2.90

Restricted Stock Units and Awards

For the three months and six months ended December 31, 2011, we granted 187,730 and 493,238 restricted stock units, respectively, with an average grant date fair value of $4.64 and $4.92, respectively.  For the three months and six months ended December 31, 2010, we granted 112,944 and 352,874 restricted stock units, respectively, with a weighted-average grant date fair value of $14.75 and $8.85, respectively.

Note 12.  Income Taxes

    We recorded an income tax expense of $0.4 million and $0.9 million for the three-month and six-month periods ended December 31, 2011, respectively. We recorded an income tax expense of $0.8 million and $2.1 million for the three-month and six-month periods ending December 31, 2010, respectively. The tax expense recognized for the three and six months ended  December 31, 2011 was lower than that of the same period ended December 31, 2010 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

            Our annual income tax for fiscal 2012 will consist of withholding taxes, U.S. state income taxes and foreign income taxes. Our annual income tax for fiscal 2011 consisted of withholding taxes, U.S. state income taxes and foreign income taxes.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended December 31, 2011. The total amount of gross unrecognized tax benefits as of December 31, 2011 and June 30, 2011 was approximately $4.8 million and $4.6 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of December 31, 2011 and June 30, 2011 was approximately $0.3 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 and $1.2 million as of December 31, 2011 and June 30, 2011, respectively.

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

Note 13.  Supplemental Cash Flow Information

The Company purchased $9.1 million of assets under the financing arrangements in the first six months of fiscal 2012 and none in the first six months of fiscal 2011.

Note 14.  Recent Accounting Pronouncements

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

We reported second quarter fiscal 2012 revenue of $15.3 million, representing a 30% decrease compared to second quarter of fiscal 2011.  Royalty revenue in the second quarter of fiscal 2012 was $13.2 million, an 11% decrease compared to the second quarter of fiscal 2011.  Total royalty units reported in the second quarter of fiscal 2012 were 186 million, an 8% increase from our second quarter of fiscal 2011.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our second quarter of fiscal 2012 represented our customer shipments from the quarter ended September 30, 2011.  Included in our royalties in the quarter ending December 31, 2011 were $1.2 million in royalty adjustments from one of our customers.  License and contract revenue in the second quarter of fiscal 2012 was $2.1 million, a 71% decrease compared to the second quarter of fiscal 2011.  There were 4 new license agreements executed in the second quarter of fiscal 2012 compared to 6 in the second quarter of fiscal 2011. The decrease was driven by variety of factors including weak economic conditions and consolidation in the semiconductor industry.

Our operating income (loss) for the second quarter of fiscal 2012 decreased to an operating loss of $0.6 million from an operating income of $5.8 million in our second quarter of fiscal 2011.  The decrease in operating performance for our second quarter of fiscal 2012 compared to the same quarter of fiscal 2011 was mainly due to the decrease in license revenue and increase in our investments in research and development activities.

We recorded a tax provision of $0.4 million in the quarter ended December 31, 2011 consisting mainly of foreign income taxes, U.S. state income taxes and withholding taxes.

Our cash, cash equivalents and short term investments as of December 31, 2011 were $110.7 million compared to $109.4 million at June 30, 2011.

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

There is no remaining liability outstanding as of December 31, 2011 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There were no discontinued operation activities recorded in the Statement of Income for the six months ended of December 31, 2011 or December 31, 2010.

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

Our revenue in the three-month and six-month periods ended December 31, 2011 and December 31, 2010 was as follows (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	Change (in Percent)	2011	2010	Change (in Percent)
Revenue
Royalties	$13,224	$14,817	-11%	26,203	$28,431	-8%
Percentage of Total Revenue	86%	68%		81%	64%
License and Contract Revenue	$2,077	$7,039	-71%	6,315	$15,964	-60%
Percentage of Total Revenue	14%	32%		19%	36%
Total Revenue	$15,301	$21,856	-30%	$32,518	$44,395	-27%

Royalties.  Our royalty revenue in the second quarter of fiscal 2012 decreased by 11% from the comparable period in fiscal 2011. Total royalty units reported by our customers in the second quarter of fiscal 2012 were 186 million, an 8% increase from our second quarter of fiscal 2011. The increase in units was offset by a decrease in royalty per unit.  The royalty per unit for the current quarter was 7.1 cents compared to 8.6 cents in the year ago period.  The decline in the royalty per unit was due to several licensees reaching volume tiers in their licenses that triggered lower royalty rates,  coupled with decline in average selling price at certain of our customers whose royalties are calculated as a percentage of their revenue as well as shifts in product mix at several of our licensees. Included in our royalties in the quarter ending December 31, 2011 were $1.2 million in royalty adjustments from one of our customers.

Royalties in the first six months of fiscal 2012 were down 8% from the comparable period in fiscal 2011. The decrease was primarily due to decrease in royalty per unit. The decline in the royalty per unit was due to several licensees hitting the next volume tier, coupled with decline in average selling price as well as shifts in product mix at several of our licensees. Included in our royalties in the first half of fiscal 2012 were $2.8 million in royalty adjustments from several of our customers.

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores. Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS compatible cores during the term of the agreement. Architecture license agreements are not as common as core license agreements. The company currently has 14  active architecture customers. We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Our license and contract revenue decreased by 71% in the second quarter of fiscal 2012 from the comparable period in fiscal 2011. There were 4 new license agreements executed in the second quarter of fiscal 2012 compared to 6 in the second quarter of fiscal 2011 the decrease was driven by variety of factors including economic conditions and consolidation in the semiconductor industry.  We had one unlimited use license with a one year term which accounted for $0.6 million of our license and contract revenue in our second quarter of fiscal 2012. Contract revenue from unlimited use license agreements was $5.2 million in the same period of fiscal 2011.  Of the unlimited use license agreements we completed in the second quarter of fiscal 2011, their terms ranged from 2 to 6 years with an average term of approximately 4.5 years in our second quarter of fiscal 2011.

License and contract revenue for the six months ended December 31, 2011 decreased by 60% from the comparable period in fiscal 2010 which was primarily due to decrease in the number of licenses and the average selling price of licenses as compared to the first six months of fiscal 2011. Unlimited use licenses accounted for $3.5 million of our license and contract revenue in the six months ended December 31, 2011. The range of terms of unlimited license agreements we completed in the first half of fiscal 2012 was 1 to 10 years with an average term of approximately 5.3years. Contract revenue from unlimited use license agreements was $10.4 million in the same period of fiscal 2011.  Excluding one architecture agreement that had a term of 16 years, the range of terms of unlimited license agreements we completed in the first half of fiscal 2011 was 2 to 6 years with an average term of approximately 2 years.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2011	2010	Change (in Percent)	2011	2010	Change (in Percent)
Operating Expenses
Cost of Sales	$344	$311	11%	$605	$897	(33%)
Research and Development	$8,278	$7,090	17%	$16,184	$12,951	25%
Sales and Marketing	$3,892	$4,925	(21%)	$8,723	$8,838	(1%)
General and Administrative	$3,339	$3,739	(11%)	$6,603	$6,891	(4%)

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The increase in cost of sales in the second quarter of fiscal 2012 over the same period in fiscal 2011 was primarily due to increased amortization of purchased technology in fiscal 2012.

The decrease in cost of sales for the first six months ended December 31, 2011 compared to the same period of fiscal 2011 was primarily due to additional engineering labor and overhead costs associated with a customer project in fiscal 2011 as compared to fiscal 2012.  This decrease was partially offset by increased amortization of purchased technology in fiscal 2012.

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

The $1.2 million increase in research and development expense for the second quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.8 million increase in employee related expense due to increased headcount, a $0.5 million increase in consulting related expenses resulting from additional product development efforts, a $0.4 million increase in supplies and maintenance due to increased spending with outside vendors related to product development efforts, and a $0.2 million increase in stock compensation expense related to grants to additional employees.  These increases were partially offset by a $0.7 million decrease in incentive compensation.

The $3.2 million increase in research and development expense for the six months ended December 31, 2011 compared to the same period in fiscal 2011 was primarily due to a $2.1 million increase in employee related expense due to increased headcount, a $1.1 million increase in consulting related expenses resulting from additional product development efforts, a $0.9 million increase in supplies and maintenance due to increased spending with outside vendors related to product development efforts, and a $0.3 million increase in stock compensation expense related to grants to additional employees.  These increases were partially offset by a $1.2 million decrease in incentive compensation.

 Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools and applications, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

            The $1.0 million decrease in sales and marketing expense for second quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.6 million decrease in commission and incentive compensation, a $0.2 million decrease in outside service related expense, a $0.1 million decrease in salaries and a $0.1 million decrease in stock compensation due to decreased headcount.

The $0.1 million decrease in sales and marketing expense for the six months ended December 31, 2011 compared to the same period in fiscal 2011 was due to a mix of increases and decreases of various expenses, including (i) a $1.0 million decrease in commission and incentive compensation, (ii) a $0.3 million increase in severance related to a former executive of the Company, (iii) a $0.2 million increase in travel and entertainment expense with more international travel, (iv) a $0.2 million increase in stock compensation based on the mix and timing of employee stock grants and (v) a $0.2 million increase in consulting and outside services fees related to mobile and Android projects.

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

The $0.4 million decrease in general and administrative expense for the second quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.3 million decrease in employer payroll taxes due to the higher level of employee stock option exercises in fiscal 2011 as compared to fiscal 2012 and a $0.3 million decrease in incentive compensation.  These decreases were partially offset by a $0.1 million increase in bad debt expense and a $0.1 increase in stock compensation expense based on the mix and timing of employee stock grants.

The $0.3 million decrease in general and administrative expense for the six months ended December 31, 2011 over the comparable period in fiscal 2011 was primarily due to a $0.4 million decrease in employer payroll taxes due to the higher level of employee stock option exercises in fiscal 2011 as compared to fiscal 2012 and a $0.7 million decrease in incentive compensation.  These decreases were partially offset by a $0.1 million increase in bad debt expense, a $0.3 increase in stock compensation expense based on the mix and timing of employee stock grants and a $0.4 million increase in legal and consulting expenses in response to our activities and inquiries of an activist shareholder.

Other Income (Expense), Net. Other Income (Expense), net decreased by $0.7 million for the three months ended December 31, 2011 compared to the same period in fiscal 2011 primarily due to fiscal 2011 results including (i) $0.3 million of interest payments received from customers with respect to late royalty payments and (ii) a $0.5 million gain on an investment in a privately held company that was acquired by a third party.

Other Income (Expense), Net. Other Income (Expense), net decreased by $0.8 million for the six months ended December 31, 2011 compared to the same period in fiscal 2011 primarily due to fiscal 2011 results including (i) $0.3 million of interest payments received from customers with respect to late royalty payments and (ii) a $0.5 million gain on an investment in a privately held company that was acquired.

 Income Taxes. Our income tax primarily consists of foreign income taxes, U.S. state income taxes and withholding taxes.

We recorded an income tax expense of $0.4 million and $0.9 million for the three-month and six-month period ended December 31, 2011, respectively. We recorded an income tax expense of $0.8 million and $2.1 million for the three-month and six-month period ending December 31, 2010, respectively. The tax expense recognized for the quarter ended December 31, 2011 is lower than that of the same period ended December 31, 2010 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

Liquidity and Capital Resources

At December 31, 2011, we had cash, cash equivalents and short term investments of $110.7 million, an increase of approximately $1.3 million from June 30, 2011.

Operating Activities

Net cash provided by operating activities was $1.0 million for the six months ended December 31, 2011.   Our loss in the first six months of fiscal 2012 was offset by non-cash charges of $3.0 million from stock compensation expense and $0.7 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities increased primarily as a result of a (i) a $0.6 million decrease in prepaid expenses and other current and long term assets and (ii) a $1.5 million decrease in accounts receivable, reflecting timing of customer billings and payments received. These decreases were partially offset by cash used as a result of $4.2 million decrease in accounts payable and accrued liabilities, primarily due to the payment of our fiscal 2011 bonus in the first quarter of 2012.

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

Investing Activities

 Net cash provided by investing activities was $5.4 million for the six months ended December 31, 2011 as a result of $6.0 million from the net maturities of available-for-sale securities and $0.7 million used to purchase property, furniture and equipment.

Net cash used in investing activities was $19.2 million for the six months ended December 31, 2010 as a result of usage of $18.6 million from the net purchases of available-for-sale securities and $0.6 million used to purchase property, furniture and equipment.

Financing Activities

Net cash provided by financing activities was $1.3 million for the six months ended December 31, 2011.   This cash generated from financing activities resulted from stock option exercises and purchases under our employee stock purchase plan.

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

Our contractual obligations as of December 31, 2011 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,297	$584	$1,953	$1,696	$64
Purchase obligations (2)	18,493	10,366	7,077	950	100
Other long-term liabilities and obligations (3)	1,462	—	1,462	—	—
Total	$24,252	$10,950	$10,492	$2,646	$164

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $18.4 million at December 31, 2011 increased from our purchase obligations as of June 30, 2011 by $9.6 million.  Of the total, $9.0 million of the obligations relate to purchased software licenses or engineering design software license contracts that are reflected in the Company’s accrued liabilities. The remaining $9.5 million of purchase obligations includes approximately $7.2 million due by December 31, 2012 and approximately $0.6 million due annually in each of the subsequent four fiscal years.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 8% and 9% in fiscal 2009 and 2010, respectively. However, our license and contract revenue increased by 12% in fiscal 2011 as compared to fiscal 2010.  In the second quarter of fiscal 2012, our license and contract revenue decreased by 71% as compared to the second quarter of fiscal 2011.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 14 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 32% in fiscal 2009, 51% in fiscal 2010 and 61% in fiscal 2011 of our total license and contract revenue. Additionally, in the second quarter of fiscal 2012, license revenue from unlimited use license agreements was 27% of our total license and contract revenue.

Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter. We cannot predict whether we can maintain our current license and contract revenue levels or if such revenue will grow. Our licensees are not obligated to license new or future generations of our products, so past license and contract revenue may not be indicative of the amount of such revenue in any future period. In addition, consolidation, merger and acquisition activity involving our customers and potential customers may limit our ability to enter into new license agreements, as such activity reduces the number of potential licensees for our products. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

Revenue from our five largest customers represented approximately 48% and 47% of our net revenue in the quarters ended December 31, 2011 and 2010, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Consolidation, merger and acquisition activity involving our customers may enhance our reliance on our largest customers.  In addition, consolidation activity may also negatively impact our royalties. For example, one of our customers was recently acquired by one of our largest customers, and the acquiring customer has historically paid a lower royalty rate than the acquired customer.  Similar consolidation events in the future among our customer base would likely have an adverse effect on our royalties.  Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through December 31, 2011 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

If we do not succeed in the market for mobile products, our medium to long term revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, such as handsets, tablet computers, portable media players and netbooks.  We increased our spending in research and development and in marketing with a specific focus on this market in fiscal 2012.  If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. In addition, the proliferation of the Android platform and other mobile-related technologies beyond the market for mobile handsets may increase our reliance on such technologies in attempting to achieve design wins in such other markets, including the market for digital consumer products.  Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our second quarters of fiscal 2012 and 2011, 55% and 61%, respectively, of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

 On August 4, 2011, our former Chief Financial Officer, Maury Austin, informed the company that he intended to retire as an employee of the company effective at such time as the company appointed a successor Chief Financial Officer.  On October 27, 2011, the company announced that the Board of Directors had appointed William Slater as the new Chief Financial Officer of the company, effective November 10, 2011.

On September 30, 2011, Arthur Swift resigned as the Company’s Vice President of Marketing and Business Development. In connection with Mr. Swift's resignation, the Company has named Gideon Intrater as the new Vice President of Marketing.

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

Our business depends on royalties from the sale of products incorporating our technology, and we have limited visibility as to the timing and amount of such sales.   Our receipt of royalties from our licenses depends on our licensees incorporating our technology into their products, bringing those products to market, and the success of those products in the market. In the case of our semiconductor licensees, the amount of such sales is further dependent upon the sale of the products by their customers into which our licensees’ products are incorporated. Thus, our ability to achieve design wins and enter into licensing agreements does not assure us of future royalty revenue. Any royalties that we are eligible to receive are based on the sales of products incorporating the semiconductors or other products of our licensees, and as a result we do not have direct access to information that will help us anticipate the timing and amount of future royalties. Factors that negatively affect our licensees and their customers could adversely affect our business. The success of our direct and indirect customers is subject to a number of factors, including:

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

We may be subject to claims of infringement.  Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements.  We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with the use of our technology. For example, we have been notified by seven licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving MIPS products.  A number of these licensees have requested indemnification from MIPS. We are currently reviewing these claims, but to date, we have not incurred any losses in respect of such claims.  However, there can be no assurance that we will not incur future liabilities in connection with such claims, or that the amount of such liabilities will not be material.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

10.1	Settlement Agreement, dated October 21, 2011, between MIPS Technologies, Inc. and Starboard (incorporated herein by reference to Exhibit 10.1 to the Company's form 8-K filed on October 24, 2011).

10.2	Offer Letter for William Slater, dated October 25, 2011 (incorporated herein by reference to Exhibit 10.01 to the Company's form 8-K filed on October 27, 2011).

10.3	Transition and Consulting Agreement, dated November 9, 2011, between MIPS Technologies, Inc. and Maury Austin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

February 8, 2012	By:	/s/ WILLIAM SLATER
William Slater
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)