Form 10-Q
period 2012-03-31
MIPS TECHNOLOGIES INC
filed 2012-05-08
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

As of April 30, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 53,485,862.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,701	$69,202
Short-term investments	34,783	40,194
Accounts receivable, net	3,414	2,619
Prepaid expenses and other current assets	1,501	1,615
Total current assets	114,399	113,630
Equipment, furniture and property, net	2,760	2,014
Intangible assets, net	1,753	2,132
Goodwill	565	565
Other assets	10,113	3,286
Total Assets	$129,590	$121,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,745	$1,684
Accrued liabilities	8,951	8,127
Deferred revenue	1,241	1,812
Total current liabilities	11,937	11,623
Long-term liabilities:
Other long-term liabilities	9,485	5,231
Total long-term liabilities	9,485	5,231
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized March 31, 2012 and June 30, 2011; and 53,198,801 and 52,556,367 shares outstanding at March 31, 2012 and June 30, 2011, respectively, net of 120,053 and 70,269 reacquired shares at March 31, 2012 and June 30, 2011, respectively	53	52
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	311,985	305,542
Accumulated other comprehensive income	561	629
Accumulated deficit	(204,431)	(201,450)
Total stockholders’ equity	108,168	104,773
Total Liabilities and Stockholders’ Equity	$129,590	$121,627

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Revenue:
Royalties	$11,064	$13,415	$37,267	$41,846
License and contract revenue	4,270	6,633	10,585	22,597
Total revenue	15,334	20,048	47,852	64,443
Operating Expenses:
Cost of sales	348	163	953	1,060
Research and development	9,086	7,073	25,270	20,024
Sales and marketing	4,233	5,377	12,956	14,215
General and administrative	3,443	3,362	10,046	10,253
Total operating expenses	17,110	15,975	49,225	45,552
Operating income (loss)	(1,776)	4,073	(1,373)	18,891
Other income, net	69	137	136	894
Income (loss) before income taxes	(1,707)	4,210	(1,237)	19,785
Provision for income taxes	825	845	1,744	2,968
Income (loss) from continuing operations	(2,532)	3,365	(2,981)	16,817
Income from discontinued operations, net of tax	—	—	—	212
Net income (loss)	$(2,532)	$3,365	$(2,981)	$17,029
Net income (loss) per share, basic – from continuing operations	$(0.05)	$0.06	$(0.06)	$0.34
Net income (loss) per share, basic – from discontinued operations	$—	$—	$—	$0.00
Net income (loss) per share, basic	$(0.05)	$0.06	$(0.06)	$0.34
Net income (loss) per share, diluted – from continuing operations	$(0.05)	$0.06	$(0.06)	$0.32
Net income (loss) per share, diluted – from discontinued operations	$—	$—	$—	$0.00
Net income (loss) per share, diluted	$(0.05)	$0.06	$(0.06)	$0.32
Common shares outstanding, basic	53,111	52,254	52,868	49,820
Common shares outstanding, diluted	53,111	54,889	52,868	53,036

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss) – continuing operations	$(2,981)	$16,817
Adjustments to reconcile net income (loss) to cash provided by operations:
Depreciation	772	781
Stock-based compensation	4,673	3,616
Amortization of intangible assets	378	83
Gain on exchange and sale of investment	—	(611)
Amortization of investment premium, net	379	404
Other non-cash charges	220	165
Changes in operating assets and liabilities:
Accounts receivable	(878)	2,952
Prepaid expenses	79	(417)
Other assets	795	1,130
Accounts payable	95	235
Accrued liabilities	(2,197)	(2,011)
Deferred revenue	(783)	(794)
Long-term liabilities	(105)	(700)
Net cash provided by operating activities – continuing operations	447	21,650
Net cash provided by operating activities – discontinued operations	—	212
Net cash provided by operating activities	447	21,862
Investing activities:
Purchases of marketable securities	(49,001)	(48,225)
Proceeds from sales of marketable securities	2,613	5,413
Proceeds from maturities of marketable securities	51,307	28,356
Capital expenditures	(1,578)	(698)
Net cash provided by (used in) investing activities	3,341	(15,154)
Financing activities:
Net proceeds from issuance of common stock	1,771	34,689
Net cash provided by financing activities	1,771	34,689
Effect of exchange rates on cash	(60)	108
Net increase in cash and cash equivalents	5,499	41,505
Cash and cash equivalents, beginning of period	69,202	31,625
Cash and cash equivalents, end of period	$74,701	$73,130

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—UNAUDITED

Note 1.  Description of Business and Basis of Presentation.

MIPS Technologies, Inc. (MIPS) is a leading provider of industry-standard processor architectures and cores for home entertainment, networking, mobile and embedded applications. The MIPS architecture powers some of the world's most popular electronic products. Our technology is used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment, WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

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

Use of Estimates.The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

 Discontinued operations.In fiscal 2009, we completed the sale of our ABG and therefore it is no longer part of our ongoing operations.  Accordingly, we have separately classified the results of operations, assets and liabilities, and cash flows of the discontinued operations of ABG on our Statements of Operations, Balance Sheets and Statements of Cash Flows, respectively, for all periods presented.

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

Cash and Cash Equivalents and Short-Term Investments.Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at March 31, 2012.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Numerator:
Net income (loss) from continuing operations	$(2,532)	$3,365	$(2,981)	$16,817
Net income from discontinued operations	—	—	—	212
Net income (loss) – basic and diluted	$(2,532)	$3,365	$(2,981)	$17,029
Denominator:
Weighted-average shares of common stock outstanding	53,111	52,254	52,868	49,820
Effect of dilutive securities	—	2,635	—	3,216
Shares used in computing diluted net income per share	53,111	54,889	52,868	53,036
Net income (loss) per share, basic - from continuing operations	$(0.05)	$0.06	$(0.06)	$0.34
Net income per share, basic - from discontinued operations	$—	$—	$—	$0.00
Net income (loss) per share, basic	$(0.05)	$0.06	$(0.06)	$0.34
Net income (loss) per share, diluted - from continuing operations	$(0.05)	$0.06	$(0.06)	$0.32
Net income per share, diluted - from discontinued operations	$—	$—	$—	$0.00
Net income (loss) per share, diluted	$(0.05)	$0.06	$(0.06)	$0.32
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive (A)	3,632	458	3,554	356

(A)
For the three months and nine months ended March 31, 2011, we excluded approximately 0.5 million shares and 0.4 million shares, respectively, underlying outstanding weighted average stock options from the calculation of diluted earnings per common share because the exercise prices of these stock options and releases of restricted stock units were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options would be included in the calculation of earnings per share in future periods when we report net income if the average market value of the common shares increases and is greater than the exercise price of these options.

For the three months and nine months ended March 31, 2012, dilutive securities were excluded from diluted net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income, which primarily comprises foreign currency adjustments and changes in unrealized gains (losses) on short-term investments.   Total comprehensive loss for the third quarter of fiscal 2012 was $2.6 million and total comprehensive loss for the nine months of fiscal 2012 was $3.0 million compared to total comprehensive income of $3.4 million for the third quarter of fiscal 2011 and total comprehensive income of $17.1 million for the first nine months of fiscal 2011.

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

We had no Level 3 assets as of March 31, 2012 or June 30, 2011.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of March 31, 2012 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$65,717	$65,717	$—	$—
Commercial Paper	$11,482	—	11,482	$—
Corporate Bonds	18,285	—	18,285	—
Government Agency	5,016	—	5,016	—
Total Short-term Investments	$34,783	$—	$34,783	$—

(1)	At March 31, 2011, $65.7 million of money market funds were included in the cash and cash equivalents in our condensed consolidated balance sheet.

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of March 31, 2012 were as follows (in thousands):

	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate Bonds	$5,014	$2	$—	$5,016
Commercial Paper	11,482	—	—	11,482
Government Agency	18,301	—	(16)	18,285
Total Short-term Investments	$34,797	$2	$(16)	$34,783

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

All contractual maturities of the Company’s available-for-sale marketable securities at March 31, 2012 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition and did not change in fiscal 2011 and in the first nine months of fiscal 2012.

The balances of our acquisition related intangible assets, all relating to developed and core technology, were as follows (in thousands):

	March 31, 2011			June 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(1,018)	$82	$1,100	$(935)	$165
Purchased software licenses	2,083	(412)	1,671	2,083	(116)	1,967
Purchased intangible assets	$3,183	$(1,430)	$1,753	$3,183	$(1,051)	$2,132

Our intangible assets are being amortized over their estimated useful lives of 10 years.

Estimated future amortization expense related to our existing acquisition related intangible assets is as follows:

in thousands
Fiscal Year
Remaining 2012	$126
2013	449
2014	353
2015	300
2016	300
2017	225
Total	$1,753

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

There is no remaining liability outstanding as of March 31, 2012 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There were no discontinued operation activities recorded in the Statement of Income for the nine months ended March 31, 2012 or March 31, 2011.

 Note 7.  Restructuring

In our first quarter of fiscal 2011, we completed all the payments of the $0.7 million restructuring liability that we incurred in our fourth quarter of fiscal 2010, which related to severance and benefit costs.

There was no other restructuring activity in the nine months ended of March 31, 2012 and March 31, 2011.

Note 8.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	March 31, 2012	June 30, 2011
Investment in other company	$400	$400
Long-term computer aided design licenses	8,010	1,229
Deferred compensation plan	1,385	1,332
Other	318	325
Total other assets	$10,113	$3,286

Note 9.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	March 31, 2012	June 30, 2011
Accrued compensation and employee-related expenses	$2,872	$6,268
Income taxes payable	71	—
Engineering design software licenses	3,148	100
Other accrued liabilities	2,860	1,759
Total accrued liabilities	$8,951	$8,127

The components of other long-term liabilities are as follows (in thousands):

	March 31, 2012	June 30, 2011
Deferred compensation	$1,375	$1,461
Long-term income tax liability	1,343	1,248
Long-term computer aided design licenses and purchased software licenses	4,972	500
Long-term deferred revenue	1,496	1,709
Other	299	313
Total long-term liabilities	$9,485	$5,231

Note 10.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the six years from fiscal 2012 through 2017 were approximately $4.5 million, $0.7 million, $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $8.1 million that are reflected in the Company’s accrued liabilities (see Note 9).  In fiscal 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal 2012 to 2017.

Operating Lease Commitments.  At March 31, 2012, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2012	$301
2013	1,107
2014	863
2015	861
2016	835
Thereafter	64
Total	$4,031

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

We have been notified by ten licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving our products.  A number of these licensees have requested indemnification from us. Given the nature of these claims, we cannot yet determine the amount or a reasonable range of potential loss, if any.

In connection with the sale of our Analog Business Group to Synopsys, Inc. (Synopsys) in May 2009, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  See Note 6 “Discontinued Operations” for further details.

Note 11.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months and nine months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Operating expenses:
Research and development	$541	$395	$1,536	$1,050
Sales and marketing	466	462	1,200	996
General and administrative	713	617	1,937	1,570
Total stock-based compensation expense	$1,720	$1,474	$4,673	$3,616

In the three months and nine months ended March 31, 2012 we issued 224,179 and 642,434 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.  For the three months and nine months ended March 31, 2011, we issued 489,443 and 6,325,934 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.

In fiscal 2011, we issued 6,211,738 shares of common stock upon stock option exercise purchases.

Stock Options

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended March 31,		Employee Stock Options for nine months ended March 31,		Employee Stock Purchase Plan for three months ended March 31,		Employee Stock Purchase Plan for nine months ended March 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Expected volatility	0.72	0.65	0.71	0.62	0.86	0.68	0.78	0.55
Risk-free interest rate	0.74%	1.66%	0.68%	1.20%	0.06%	0.19%	0.07%	0.21%
Expected dividends	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.2	4.2	4.2	4.2	0.50	0.50	0.50	0.50
Weighted-average grant date fair value	$3.01	$6.29	$2.66	$4.39	$1.97	$4.88	$2.21	$2.91

Restricted Stock Units and Awards

For the three months and nine months ended March 31, 2012, we granted 395,500 and 888,738 restricted stock units, respectively, with an average grant date fair value of $5.50 and $5.18, respectively.  For the three months and nine months ended March 31, 2011, we granted 80,800 and 433,674 restricted stock units, respectively, with a weighted-average grant date fair value of $12.34 and $9.50, respectively.

Note 12.  Income Taxes

    We recorded an income tax expense of $0.8 million and $1.7 million for the three-month and nine-month period ended March 31, 2012, respectively. We recorded an income tax expense of $0.8 million and $3.0 million for the three-month and nine-month period ending March 31, 2011, respectively. The tax expense recognized for the nine months ended March 31, 2012 is lower than that of the same period ended March 31, 2011 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

            Our annual income tax for fiscal 2012 will consist of U.S. state income taxes, foreign income taxes and withholding taxes. Our annual income tax for fiscal 2011 consisted of U.S. state income taxes, foreign income taxes, and withholding taxes.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended March 31, 2012. The total amount of gross unrecognized tax benefits as of March 31, 2012 and June 30, 2011 was approximately $5.1 million and $4.6 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of March 31, 2012 and June 30, 2011 was approximately $0.3 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.3 and $1.2 million as of March 31, 2012 and June 30, 2011, respectively.

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

Note 13.  Supplemental Cash Flow Information

The Company licensed $9.2 million of assets under the financing arrangements in the first nine months of fiscal 2012 and none in the first nine months of fiscal 2011.

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

Overview

MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores for home entertainment, networking, mobile and embedded applications. Our offerings include flexible and widely-applicable single- and multi-threaded core processors that can be used in a wide variety of markets. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment, WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural and product rights, as well as royalties based on processor unit shipments.

We reported third quarter fiscal 2012 revenue of $15.3 million, representing a 24% decrease compared to third quarter of fiscal 2011.  Royalty revenue in the third quarter of fiscal 2012 was $11.1 million, an 18% decrease compared to the third quarter of fiscal 2011.  Total royalty units reported in the third quarter of fiscal 2012 were 172 million, a 5% increase from our third quarter of fiscal 2011.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our third quarter of fiscal 2012 represented our customer shipments from the quarter ended December 31, 2011.  License and contract revenue in the third quarter of fiscal 2012 was $4.3 million, a 36% decrease compared to the third quarter of fiscal 2011.  There were 4 new license agreements executed in the third quarter of fiscal 2012 compared to 7 in the third quarter of fiscal 2011. The decrease was driven by variety of factors including weak economic conditions and consolidation in the semiconductor industry.

Our operating loss for the third quarter of fiscal 2012 decreased to an operating loss of $1.8 million from an operating income of $4.1 million in our third quarter of fiscal 2011.  The decrease in operating performance for our third quarter of fiscal 2012 compared to the same quarter of fiscal 2011 was mainly due to the decrease in royalty and license revenue and increase in our investments in research and development activities.

We recorded a tax provision of $0.8 million in the quarter ended March 31, 2012 consisting mainly of foreign income taxes, U.S. state income taxes and withholding taxes.

Our cash, cash equivalents and short term investments as of March 31, 2012 were $109.5 million compared to $109.4 million at June 30, 2011.

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

There is no remaining liability outstanding as of March 31, 2012 and June 30, 2011.  In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented. There was no discontinued operation activities recorded in the Statement of Income for the nine months ended March 31, 2012.

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

Our revenue in the three-month and nine-month periods ended March 31, 2012 and March 31, 2011 was as follows (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	Change (in Percent)	2012	2011	Change (in Percent)
Revenue
Royalties	$11,064	$13,415	-18%	37,267	$41,846	-11%
Percentage of Total Revenue	72%	67%		78%	65%
License and Contract Revenue	$4,270	$6,633	-36%	10,585	$22,597	-53%
Percentage of Total Revenue	28%	33%		22%	35%
Total Revenue	$15,334	$20,048	-24%	$47,852	$64,443	-26%

Royalties.  Our royalty revenue in the third quarter of fiscal 2012 decreased by 18% from the comparable period in fiscal 2011. Total royalty units reported by our customers in the third quarter of fiscal 2012 were 172 million, a 5% increase from our third quarter of fiscal 2011. The royalty per unit for the current quarter was 6 cents compared to 7 cents in the year ago period.  The decline in the royalty per unit was due to several licensees reaching volume tiers in their licenses that triggered lower royalty rates, coupled with decline in average selling price at certain of our customers whose royalties are calculated as a percentage of their revenue as well as shifts in product mix at several of our licensees.

Royalties in the first nine months of fiscal 2012 were down 11% from the comparable period in fiscal 2011. The decrease was primarily due to decrease in royalty per unit. The decline in the royalty per unit was due to several licensees hitting the next volume tier, coupled with decline in average selling price as well as shifts in product mix at several of our licensees. Included in our royalties in the first nine months of fiscal 2012 were $2.8 million in royalty adjustments from several of our customers.

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

Our license and contract revenue decreased by 36% in the third quarter of fiscal 2012 from the comparable period in fiscal 2011. There were 4 new license agreements executed in the third quarter of fiscal 2012 compared to 7 in the third quarter of fiscal 2011.  The decrease was driven by variety of factors including economic conditions and consolidation in the semiconductor industry. Unlimited use licenses accounted for $3.1 million of our license and contract revenue in our third quarter of fiscal 2012, and had terms ranging from 1 to 4 years with an average term of approximately 2.5 years.  Contract revenue from unlimited use license agreements was $2.5 million in the same period of fiscal 2011.

License and contract revenue for the nine months ended March 31, 2012 decreased by 53% from the comparable period in fiscal 2011 which was primarily due to decrease in the number of licenses and the average selling price of licenses as compared to the first nine months of fiscal 2011. Unlimited use licenses accounted for $6.6 million of our license and contract revenue in the nine months ended March 31, 2012. The range of terms of unlimited license agreements we completed in the first nine months of fiscal 2012 was 1 to 10 years with an average term of approximately 4.2 years. Contract revenue from unlimited use license agreements was $13.1 million in the same period of fiscal 2011.  Excluding one architecture agreement that had a term of 16 years, the range of terms of unlimited license agreements we completed in the first nine months of fiscal 2011 was 1 to 6 years with an average term of approximately 3 years.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,			Nine Months Ended March 31,
	2012	2011	Change (in Percent)	2012	2011	Change (in Percent)
Operating Expenses
Cost of Sales	$348	$163	113%	$953	$1,060	(10)%
Research and Development	$9,086	$7,073	28%	$25,270	$20,024	26%
Sales and Marketing	$4,233	$5,377	(21)%	$12,956	$14,215	(9)%
General and Administrative	$3,443	$3,362	2%	$10,046	$10,253	(2)%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The increase in cost of sales in the third quarter of fiscal 2012 over the same period in fiscal 2011 was primarily due to increased amortization of purchased technology in fiscal 2012.

The decrease in cost of sales for the first nine months ended March 31, 2012 compared to the same period of fiscal 2011 was primarily due to additional engineering labor and overhead costs associated with a customer project in fiscal 2011 as compared to fiscal 2012.  This decrease was partially offset by increased amortization of purchased technology in fiscal 2012.

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

The $2.0 million increase in research and development expense for the third quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.7 million increase in employee related expense due to increased headcount, a $0.6 million increase in consulting related expenses and a $0.7 million increase in supplies and maintenance in preparation for the launch of our next generation products, a $0.1 million increase in depreciation and facilities costs and a $0.1 million increase in stock compensation expense related to grants to additional employees.  These increases were partially offset by a $0.2 million decrease in incentive compensation.

The $5.2 million increase in research and development expense for the nine months ended March 31, 2012 compared to the same period in fiscal 2011 was primarily due to a $2.7 million increase in employee related expense due to increased headcount, a $1.7 million increase in consulting and a $1.5 million increase in supplies and maintenance in preparation for the launch of our next generation products, a $0.2 million increase in depreciation and facilities costs and a $0.5 million increase in stock compensation expense related to grants to additional employees.  These increases were partially offset by a $1.4 million decrease in incentive compensation.

 Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools and applications, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

            The $1.1 million decrease in sales and marketing expense for third quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.5 million decrease in commission and incentive compensation, a $0.4 million decrease in employee related expense due to decreased headcount and a $0.2 million decrease in consulting related expense.

The $1.3 million decrease in sales and marketing expense for the nine months ended March 31, 2012 compared to the same period in fiscal 2011 was due to a mix of increases and decreases in various expenses, including (i) a $1.6 million decrease in commission and incentive compensation, (ii) a $0.4 million decrease in employee related expense due to decreased headcount, (iii) an increase of $0.3 in severance related to a former executive of the Company, (iv) an increase of $0.3 million in consulting and outside services fees related to mobile and Android projects, and (v) an increase of $0.1 million in stock compensation based on the mix and timing of employee stock grants.

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

The $0.1 million increase in general and administrative expense for the third quarter of fiscal 2012 over the comparable period in fiscal 2011 was primarily due to a $0.1 million increase in stock compensation expense based on the mix and timing of employee stock grants and a $0.2 million increase in consulting and outside services fees. These increases were partially offset by $0.1 million decrease in employer payroll taxes due to the higher level of employee stock option exercises in fiscal 2011 as compared to fiscal 2012 and a $0.1 million decrease in incentive compensation.

The $0.2 million decrease in general and administrative expense for the nine months ended March 31, 2012 over the comparable period in fiscal 2011 was primarily due to a $0.5 million decrease in employer payroll taxes due to the higher level of employee stock option exercises in fiscal 2011 as compared to fiscal 2012, a $0.8 million decrease in incentive compensation, and a $0.1 million decrease in hiring and personnel costs.  These decreases were partially offset by a $0.1 million increase in bad debt expense, a $0.4 increase in stock compensation expense based on the mix and timing of employee stock grants and a $0.7 million increase in legal and consulting expenses in response to our activities and inquiries of an activist shareholder.

Other Income (Expense), Net. Other Income (Expense), net decreased by $0.1 million for the three months ended March 31, 2012 compared to the same period in fiscal 2011 primarily due to a gain on an investment in a privately held company that was acquired in fiscal 2011.

Other Income (Expense), Net. Other Income (Expense), net decreased by $0.8 million for the nine months ended March 31, 2012 compared to the same period in fiscal 2011 primarily due to fiscal 2011 results including (i) $0.3 million of interest payments received from customers with respect to late royalty payments and (ii) a $0.5 million gain on an investment in a privately held company that was acquired.

 Income Taxes.  Our income tax primarily consists of U.S. state income taxes, foreign income taxes and withholding taxes.

We recorded an income tax expense of $0.8 million and $1.7 million for the three-month and nine-month periods ended March 31, 2012, respectively. We recorded an income tax expense of $0.8 million and $3.0 million for the three-month and nine-month periods ending March 31, 2011, respectively. The tax expense recognized for the nine months ended March 31, 2012 is lower than that of the same periods ended March 31, 2011 primarily due to a decrease in our income before taxes. We continue to recognize a valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the deferred tax assets will not be recognized.

Liquidity and Capital Resources

At March 31, 2012, we had cash, cash equivalents and short term investments of $109.5 million, an increase of approximately $0.1 million from June 30, 2011.

Operating Activities

Net cash provided by operating activities was $0.4 million for the nine months ended March 31, 2012.   Our loss in the first nine months of fiscal 2012 was offset by non-cash charges of $4.7 million from stock compensation expense and $1.2 million in depreciation and amortization of intangible assets.  In addition, we generated cash from operating activities as a result of a $0.9 million decrease in prepaid expenses and other current and long term assets.  We used cash used in operations primarily as a result of a $0.9 million increase in accounts receivable, reflecting timing of customer billings and payments received, and a $2.1 million decrease in accounts payable and accrued liabilities, primarily due to the payment of our fiscal 2011 bonus in the first quarter of 2012.

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

Investing Activities

 Net cash provided by investing activities was $3.3 million for the nine months ended March 31, 2012 as a result of $4.9 million from the net maturities of available-for-sale securities and $1.6 million used to purchase property, furniture and equipment.

 Net cash used in investing activities was $15.2 million for the nine months ended March 31, 2011 as a result of usage of $14.5 million from the net purchases of available-for-sale securities and $0.7 million used to purchase property, furniture and equipment.

Financing Activities

Net cash provided by financing activities was $1.8 million for the nine months ended March 31, 2012.   This cash generated from financing activities resulted from stock option exercises and purchases under our employee stock purchase plan.

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

Our contractual obligations as of March 31, 2012 were as follows:

	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	$4,031	$301	$1,970	$1,696	$64
Purchase obligations (2)	14,815	7,549	6,216	950	100
Other long-term liabilities and obligations (3)	1,375	—	1,375	—	—
Total	$20,221	$7,850	$9,561	$2,646	$164

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $14.8 million at March 31, 2012 increased from our purchase obligations as of June 30, 2011 by $6.0 million.  Of the total, $8.1 million of the obligations relate to purchased software licenses or engineering design software license contracts that are reflected in the Company’s accrued liabilities.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets for the remaining $6.7 million unconditional obligations.  Unconditional obligations under these agreements for each of the six years from fiscal 2012 through 2017 were approximately $4.5 million, $0.7 million, $0.5 million, $0.5 million, $0.4 million and $0.1 million, respectively.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology, associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 8% and 9% in fiscal 2009 and 2010, respectively. However, our license and contract revenue increased by 12% in fiscal 2011 as compared to fiscal 2010.  In the third quarter of fiscal 2012, our license and contract revenue decreased by 36% as compared to the third quarter of fiscal 2011.

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

Changes in the size and nature of the license agreements that we enter into in a given period could cause our operating results to differ significantly from one period to another.  We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 14 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 32% in fiscal 2009, 51% in fiscal 2010 and 61% in fiscal 2011 of our total license and contract revenue. Additionally, in the third quarter of fiscal 2012, license revenue from unlimited use license agreements was 72% of our total license and contract revenue.

Historically, a license-based business can have strong quarters or weak quarters depending on the number and size of the license deals closed during the quarter and it is difficult to predict the level of licensing activity in future periods. Our licensees are not obligated to license new or future generations of our products, so past license and contract revenue may not be indicative of the amount of such revenue in any future period. In addition, consolidation, merger and acquisition activity involving our customers and potential customers may limit our ability to enter into new license agreements, as such activity reduces the number of potential licensees for our products. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

Our royalty revenue may be adversely affected by a number of factors.  Our royalty revenue may be adversely affected by a number of factors, including certain contractual provisions in our license agreements and consolidation activity in our customer base.  A number of our license agreements have provisions that allow a customer to pay a lower contractual royalty rate based on volume (of customer products shipped) or the passage of time.  In addition, consolidation, merger and acquisition activity in our customer base may also negatively impact our royalties. For example, one of our customers was recently acquired by one of our largest customers, and the acquiring customer has historically paid a lower royalty rate than the acquired customer.  In these situations, the combined entity will often seek to pay us royalties based on the lower royalty rate.  Furthermore, a combined entity will likely reach a volume-based royalty reduction (if applicable to such customer) at a faster pace, due to the higher number of units shipped by the combined entity.  Similar consolidation events in the future among our customer base would likely have an adverse effect on our royalties.

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

Revenue from our five largest customers represented approximately 52% and 47% of our net revenue in the quarters ended March 31, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through March 31, 2012 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Due to the nature of our compensation programs, most of our executive officers sell shares of our common stock each quarter or otherwise periodically (including pursuant to Rule 10b5-1 stock trading plans). Sales of shares by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nevertheless, the market price of our stock may be affected by sales of shares by our executive officers.

If we do not succeed in the market for mobile products, our medium to long term revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, such as handsets, tablet computers, portable media players and netbooks.   If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. In addition, the proliferation of the Android platform (and other mobile-related technologies) beyond the market for mobile handsets may increase our reliance on such technologies in attempting to achieve design wins in other markets, including the market for digital consumer products.  Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our third quarters of fiscal 2012 and 2011, 59% and 48%, respectively, of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

We may be subject to claims of infringement.  Significant litigation regarding intellectual property rights exists in our industry. As we grow our business and expand into new markets that other companies are developing in, the risk that our technology may infringe upon the intellectual property rights of others increases. In addition, it is standard practice for us to include some form of indemnification of our licensees in our core and architecture license agreements.  We cannot be certain that third parties will not make a claim of infringement against us, our licensees, or our licensees’ customers in connection with the use of our technology. For example, we have been notified by ten licensees of a potential infringement claim by Biax Corporation asserting two US patents, allegedly involving MIPS products.  A number of these licensees have requested indemnification from MIPS. We are currently reviewing these claims, but to date, we have not incurred any losses in respect of such claims.  However, there can be no assurance that we will not incur future liabilities in connection with such claims, or that the amount of such liabilities will not be material.

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

If we experience security breaches, our reputation and business could suffer.  We retain certain technical, customer, design, and employee information on our IT systems, and it is critical to our business strategy that our facilities and infrastructure remain secure. Despite our security measures, our IT infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors, or similar disruptive problems, including “hacktivism”. It is possible that we may have to expend additional financial and other resources to address any such problems that should arise. Any physical or electronic break-in or other security breach or compromise of the information stored on our IT systems could adversely affect our reputation and harm our business.

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

MIPS Technologies, Inc., a Delaware corporation

May 8, 2012	By:	/s/ WILLIAM SLATER
William Slater
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)