Form 10-K
period 2012-06-30
MIPS TECHNOLOGIES INC
filed 2012-09-10
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

       (Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED June 30, 2012

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

         Large Accelerated filer   ☐   Accelerated filer     ☒          Non-accelerated filer  ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act).    Yes  ☐    No  ☒

    The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2011) was approximately $236 million for the registrant’s common stock based on the closing sale price as reported on The Nasdaq Global Select Market.

As of August 31, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 53,795,636.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the registrant’s Proxy Statement relating to the registrant’s 2012 Annual Meeting of Shareholders, to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

PART 1

Item 1.    Business

    General

    MIPS Technologies, Inc. is a leading provider of industry-standard processor architectures and cores for home entertainment, networking, mobile and embedded applications. The MIPS architecture powers some of the world’s most popular electronic products. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment (CPE), WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural, product and patent rights, as well as royalties based on processor unit shipments.

Our business model is based on the licensing of embedded processor intellectual property (IP) in the form of architectures and, implementations and patents. Embedded processor IP requires considerable development effort in order to create a product, but once created, it can be licensed for use to multiple parties and distributed electronically. We license our IP products for prices that generally range from tens of thousand dollars to millions of dollars, depending on the technology involved and the specifics of the license. Once our IP has been incorporated into our licensees’ products and those products begin shipping—which may take several months to several years—we receive royalties from our licensees.

We have developed standards for both 32-bit and 64-bit computing. We license our industry-standard MIPS32 and MIPS64 instruction-set architectures (ISAs), application specific extensions (ASEs), core designs and other related IP to semiconductor companies and system OEMs. Together with our architecture licenses, we offer a broad variety of embedded processors that scale across multiple markets in standard, custom, semi-custom and application-specific products. Fifty-six licensees paid royalties in fiscal 2012 on shipments of more than 708 million units. Since calendar year 2000, more than 3.6 billion MIPS-Based Systems on Chips (SoCs) have been shipped by MIPS licensees.

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

 Industry Background

Since the acceptance of the fabless business model for semiconductor providers, companies have been able to leverage standards in foundry processes, electronic design automation (EDA), tools and intellectual property to enable a worldwide industry of hundreds of companies designing, developing and supplying SoC solutions. Continuing rapid advances in semiconductor technology have enabled the integration of very large numbers of transistors on a single integrated circuit (IC) silicon chip. The same capability enables lower cost, lower power, and higher performance per function in those chips. During the 1990s and continuing in the 2000s, the state of silicon technology reached the point where truly powerful computers could be integrated as embedded microprocessors that could be built at a manufacturing cost of well under a dollar. It is now cost-effective for system OEMs to embed these processors into a wider range of electronic products and systems, offering new generations of products. The availability of low-cost, high-performance processors and the development of SoC technology have contributed to the emergence and rapid growth of the market for embedded systems, particularly for home entertainment, networking, mobile and embedded products.

Today, the market for embedded processors is much larger than the personal computer market in terms of processor unit volumes. A very large portion of this market consists of 4-bit, 8-bit, 16-bit and 32-bit microcontrollers (MCUs) embedded primarily into low-cost automotive and consumer products such as home appliances, industrial controls, networks, smart meters, engine controls and other applications. The growing need for performance is opening more and more of the embedded processor market to 32-bit and 64-bit embedded processors. The use of these advanced processors provides a material advantage to system builders. The market for processors with licensed 32-bit and 64-bit central processing unit (CPU) cores has grown from less than 50 million chips in 1997 to almost ten billion chips at the end of calendar year 2011 and is expected to reach 15 billion chips by 2015, according to The Linley Group.

Digital consumer and business products that incorporate low-power and high-performance processors can offer advanced functionality such as realistic 3D graphics rendering, digital audio and video, communications and high-speed signal processing. Examples include digital TVs, set-top boxes, Blu-ray players and recorders, broadband access devices such as cable modems, Passive Optical Networks (PONs), Digital Subscriber Lines (DSL) modems, Voice-over IP (VoIP) enabled devices, mobile handsets, media tablets, PC modems, processor-based smart cards, digital cameras and 802.11 wireless networking devices. To meet the demands of the digital consumer and business products markets, system OEMs rely on semiconductor companies to design and deliver critical components within demanding price and performance parameters. In order to supply products for these markets, semiconductor suppliers are increasingly combining their own IP into SoCs with IP from third-party suppliers, such as our IP, in the form of processor cores and other functional blocks.

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

Only a few processor architectures are used widely enough to generate broad third party support to create a de facto standard, and the MIPS architecture is one of these. The system developer has access through third parties to a broad array of software and engineering development tools such as compilers, debuggers and in-circuit emulation testers, middleware, application platforms and reference designs. The collective effect of this collateral work is what we call the “ecosystem.” The availability of this supportive technology is an incentive for anyone building a new system to stay with the standard. Such ecosystems serve as barriers to entry for anyone attempting to create new standards for processor architectures in the embedded market.  To further support the development of the MIPS Ecosystem, our open source MIPS Developer Community website provides resources for developers working on Android and Linux applications and other MIPS-Based products.

The MIPS Ecosystem is comprised of over 112 companies, including Mentor Graphics, Green Hills Software, Carbon Design Systems, Imperas and others, providing hundreds of hardware/software development tools, real-time operating systems (RTOS), middleware and compatible hardware IP in support of the MIPS architecture. Popular operating systems that are compatible with the MIPS architecture include Android, MontaVista Linux, Express Logic’s ThreadX, Mentor Graphics’ Nucleus, Wind River’s VxWorks and eCosCentric eCos Pro. We continue to enable development of the Android ecosystem for MIPS, including tools and applications, with over 20 partner companies providing products that support Android on the MIPS architecture, including the Myriad Dalvik Turbo engine.

Customers

Over 130 companies have executed license agreements for MIPS products to develop and sell MIPS-Based silicon solutions. Traditionally, we have two major types of licensees: architecture licensees that license design rights and independently develop their own MIPS-compatible cores, and implementation licensees that license processor core implementations from MIPS. These cores are normally inserted directly into our customers’ own SoCs, which contain other elements of their system.

In fiscal 2012, we began to evaluate various opportunities to monetize our patent portfolio.  In June 2012, Broadcom signed a license agreement with us that included the rights to use our patent portfolio as well as providing them an extension on existing architecture and core licenses for our products (“Broadcom License”).   The Broadcom License represents the first tangible results from our strategic efforts around patent monetization and we continue to evaluate all of our options in this area.

Through MIPS Technologies’ flexible approach to licensing architectural IP, our licensees are able to design optimized semiconductor products for multiple segments of the embedded market, broadening their reach beyond markets addressed by processor cores designed and licensed by MIPS. Architecture licensees may also license our processor core implementations to fill gaps in their product families.

Products

MIPS develops and licenses our processor designs in two forms. We generate both high-level description language representations of our cores called synthesizable, or “soft,” cores, and process-optimized or “hard” cores, which are silicon process specific implementations expressed in an electronic data format that can be used almost directly to create masks used in the production process. Synthesizable cores are more flexible. Customers can specify a number of configuration options on synthesizable cores, such as the size of the included memory, and have control over which silicon technology is targeted with the final product. This allows synthesizable core customers flexibility in sourcing production of their chips from competing foundries.

“Hard” cores have the advantage that most of the work required to gain a precise expectation of the actual results in terms of size, speed, and power has been completed by MIPS Technologies or one of our design service providers. The benefit may be faster time-to-market with less risk and lower development cost. Any particular “hard” core can be used in one technology from one foundry only, and configuration parameters have been predetermined by MIPS.

As mentioned below under “Intellectual Property”, we have a substantial patent portfolio, and in fiscal 2012 we began to evaluate various opportunities to monetize such portfolio.  In June 2012, Broadcom signed a license agreement with us that included the rights to use our patent portfolio as well as providing them an extension on existing architecture and core licenses for our products.   We continue to evaluate all of our options in patent monetization including potentially seeking additional patent license opportunities.

Designs.    We provide flexible, modular processor and related core designs that meet a range of performance, power and cost needs, and enable our licensees to provide both standardized and customized semiconductor products more quickly to system OEMs. These designs include:

MIPS32 M14K and M14Kc Cores.    The M14K cores are based on the microMIPS instruction set architecture, designed to provide high levels of system performance for extremely cost-sensitive embedded applications such as 32-bit microcontrollers (MCUs), home entertainment, personal entertainment and home networking. Since they began shipping in March 2010, M14K cores have been licensed to 13 companies, including Microchip Technology, Nationz Technology, Dialog Semiconductor, PMC-Sierra, Mobile Devices, Inc. and others.

MIPS32 4K Cores.    The 4K, 4KSd, 4KE and M4K processor cores are high-performance, low-power, compact 32-bit core designs for custom SoC applications. All of these core designs are available in synthesizable formats and are designed for easy integration with a wide variety of custom logic and peripherals. The 4K cores have been licensed to 99 companies including Zoran (acquired by CSR), Qualcomm Atheros, Lantiq, Microchip Technology, Realtek, Renesas Electronics, MStar and others.  These cores are broadly utilized in SoCs shipping today, as either the main processor or as subsystem controllers in SoCs using multiple processor cores.

MIPS32 24K Cores.    The 24K core family started shipping in fiscal 2004 and is designed to be scalable to future generations of silicon process technology. The 24KE core leverages the high-performance 24K microarchitecture and efficiently adds Digital Signal Processing (DSP) functionality. This significantly reduces overall SoC die area, cost and power consumption as well as system complexity when compared to a system solution employing both a MIPS core and a DSP core. The 24K and 24KE cores have been licensed to 67 companies, including Qualcomm Atheros, Broadcom, BroadLight (acquired by Broadcom), Cisco Systems, Entropic Communications, Lantiq, Ralink (a Mediatek Company), Realtek, Sigma Designs, Renesas Electronics, Toshiba and others.

MIPS32 34K Cores.    In September 2005, we started shipping the 34K core family, which provides both DSP and multi-threading (MT) ASEs. The 34K core family’s MT capabilities allow the user to take advantage of the fact that embedded systems run multiple program tasks or threads of execution in parallel, and that system performance limitations from memory access timing can be improved by efficiently switching tasks from one that is waiting for data to another that is ready to execute. The 34K family has been licensed by 27 companies, including Altair Semiconductor, Axis Communications, Broadcom, Mobileye, MStar, PMC-Sierra, Sigma Designs and others.

MIPS32 74K Cores.    In May 2007, we introduced the 74K core family as the industry’s first fully synthesizable processors to surpass 1GHz using industry standard libraries and EDA flows. The 74K core family is based on MIPS Technologies’ superscalar microarchitecture with out-of-order instruction dispatch. To-date, the 74K family has been licensed by 26 companies, including Broadcom, Lantiq, MStar, Realtek, Renesas Electronics, Sigma Designs and others.

MIPS32 1004K Cores.    In April 2008, we introduced the 1004K Coherent Processing System (CPS) as the industry’s first multi-threaded multiprocessor IP core. Incorporating multi-threading in each core in a coherent multicore architecture enables the 1004K CPS to surpass the performance of multicore systems based on single-threaded processor cores. This performance boost essentially is “free” in both hardware and software, as the additional hardware threads in the cores are minimal in size relative to a typical SoC design, and multi-threading makes use of the same Symmetric Multiprocessing (SMP) versions of operating systems and software programming models as coherent multicore platforms. The 1004K cores have been licensed by 17 companies, including Mobileye, MStar, PMC-Sierra, Realtek, Sigma Designs, ViXS and others.

MIPS32 1074K Cores.    In September 2010, we introduced the 1074K Coherent Processing System (CPS), our latest coherent multiprocessor IP offering. The 1074K CPS enables easy implementation of very high-performance multicore systems, a high level of flexibility in configuration for specific features, and the ability to migrate a design across foundries, process nodes, and geometries. The 1074K cores have been licensed by 6 companies, including Silicon Integrated Systems (SiS), Realtek and others.

The Aptiv Generation of Cores.    In May 2012, we announced the Aptiv Generation of microprocessor cores including the proAptiv, interAptiv, and microAptiv families. These microprocessor cores offer three distinct performance levels for applications across MIPS’ target market segments. The proAptiv core provides leading high-end CPU performance/power efficiency, targeting connected consumer electronics devices. The multi-threaded interAptiv core delivers leading performance efficiency in its class, targeting applications with tight power and cost constraints. The microAptiv core provides a high level of efficiency with DSP acceleration and security for cost-sensitive MCU/embedded processor designs.

MIPS32 and MIPS64 Architectures.    The MIPS32 and MIPS64 architectures have been the foundation of the MIPS embedded processor environment for many years. As such, they provide a reliable, widely-used target for software and other collateral products. MIPS Technologies maintains the architectural standard and evolves it in a manner consistent with advancing needs, while assuring both backward compatibility and the flexibility to innovate with the architecture in the future. This maintains both the current software and tools investment for MIPS and our customers, while providing the opportunity to build for advanced needs. There are 18 active licenses for the MIPS32 and MIPS64 architectures with companies including Broadcom, Cavium Networks, Ingenic Semiconductor, Loongson Technology, NetLogic Microsystems (acquired by Broadcom), Renesas Electronics, Sony, Toshiba and The Institute of Computing Technology of the Chinese Academy of Sciences (ICT).

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

Application Specific Extensions.    ASEs provide design flexibility for our application-specific products and are licensed to our architecture licensees as additional features to use in designing processors. ASEs may also be incorporated into MIPS cores to provide extended capability for code compression, 3D graphics, security, DSP math functions, microcontroller and multi-threading applications.

We also perform development work in a broad range of areas that highlight the competitive strengths of our product offerings. Examples of this work include development and improvement of the Linux kernel for the range of MIPS architectures, including MIPS32, MIPS64 and microMIPS. MIPS Technologies contributes to the open source community, offering optimizations and updates to the MIPS Linux kernel available for download at www.linux-mips.org. Support for Linux distributions is also available from our partners including MontaVista Software and Wind River (wholly-owned subsidiaries of Cavium Networks and Intel respectively). Mentor Graphics, in partnership with MIPS Technologies, provides releases and support of the Sourcery CodeBench software development toolchain for the MIPS architecture, including microMIPS. MIPS Technologies provides our customers with a comprehensive set of tools for SoC development and pre-silicon software test and validation, including the MIPS Navigator™ debug system, MIPS Navigator ICS (Integrated Component Suite) software development utilities and system engineering boards.

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

Markets and Applications

The primary markets addressed by our actual and potential customers include:

Home Entertainment Products.    Together with our existing semiconductor licensees, we license our products into solutions for a wide variety of sophisticated, high-volume home entertainment products.

Set-Top Boxes.    Set-top boxes (STBs) provide the interface between signals transmitted in either digital or analog formats over the air, over cables, from satellites or via the Internet. As consumers increasingly seek high-definition content and better access to higher bandwidth networks, STB performance demands are increasing. As such, STBs are becoming sophisticated interactive, rich multimedia devices with features such as high-definition, video-on-demand, digital video recording and internet video access. This drives performance requirements, as well as multiple connectivity standards such as Ethernet, MOCA (Media over Coax), wireless networking, HDMI and wireless HD interfaces. MIPS-Based silicon is included in systems by Motorola, Pace, Pioneer, TiVo, Cisco and others. Our licensees in this market include ALi Corp., Broadcom, Cisco, Entropic, Huaya, Novatek, Motorola, Realtek, Renesas Electronics, Sigma Designs, Sunplus and Toshiba.

Digital Television.    Most new digital televisions now have the ability to display HD content, and higher end models are becoming “smarter,” giving consumers more access to internet-based video, music and pictures. As with set-top boxes, the SoCs used in digital televisions utilize high-performance 32-bit processors. MIPS Technologies’ licensees such as MStar, Renesas Electronics, Sigma Designs, Silicon Integrated Systems and Toshiba provide SoCs to companies including LG, Philips, Samsung, Sharp, Sony, Toshiba, Vizio, Panasonic and other digital television OEMs.

Digital Cameras.    Digital Still Cameras (DSCs) and Digital Video Cameras (DVCs) perform many computations beyond just compressing a captured image. These include scene analysis, red eye removal, facial detection, and other intelligent image processing that requires a significant amount of processing power. HD video capture is also now becoming standard on most cameras, and this also requires a significant amount of processing power. MIPS Technologies’ cores are used widely in DSCs and DVCs to address these needs. The menu graphics, font rendering, USB interface and battery charge monitoring all also draw on MIPS’ processor offerings. Licensees in this market include Megachips, Sony, Toshiba and Zoran (acquired by CSR).

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

Broadband Customer Premises Equipment (CPE) and Home Networking.   The MIPS architecture is used in a variety of equipment from DSL/cable/PON modems and termination units, to residential/SMB gateways and routers, VoIP terminals, and WiFi and femtocell access points. Such systems continue to evolve to include more functionality and performance with strict cost targets and power envelopes. MIPS processors are designed to deliver the performance efficiency needed for CPE and home networking applications. MIPS’ licensees also leverage the multi-threading technology and DSP accelerators found in MIPS cores to create highly integrated and efficient SoCs. Licensees in this market include Broadcom, Ikanos, Lantiq, Qualcomm Atheros and Texas Instruments.

Infrastructure Equipment.    The MIPS architecture is used widely in communications processors for networking infrastructure equipment such as core/metro/access routers and switches, 3G/4G basestations and mobile backhaul equipment. MIPS’ customers in this market include 64-bit architecture licensees such as Cavium Networks and Broadcom, as well as 32-bit core licensees such as PMC-Sierra. MIPS’ licensees supply SoCs to OEMs including Alcatel-Lucent, Cisco Systems, Huawei, Nokia Siemens Networks, Juniper Networks, ZTE, and others.

Enterprise and Data Center.  The MIPS architecture is used broadly in enterprise applications such as routers, switches, firewalls, and unified threat management security appliances – largely through multicore processors developed by MIPS64 architecture licensees such as Cavium Networks and Broadcom. In the high-end storage market, PMC-Sierra has been successful in increasing the performance of its SoCs for RAID through the use of multi-threading technology available in MIPS cores. The low-power server application space is an emerging area for MIPS with architectural licensees including the Institute of Computing Technology of the Chinese Academy of Sciences (ICT) and Loongson Technology, creating SoCs for computing applications including servers and supercomputers.

Mobile Products.    MIPS Technologies and its licensees are bringing the high-performance, low-power MIPS architecture to mobile devices such as handsets, media tablets, PC modems, portable media players and netbooks.

Mobile Handsets and Media Tablets.     Mobile handsets and media tablets represent an area of growth for MIPS Technologies due to the overall growth expected for these market segments, as well as increasing penetration by MIPS. According to recent reports from ABI Research, the smartphone market is projected to grow at a CAGR of 15.4% between 2012 and 2017, and the media tablet market is projected to grow at a CAGR of 19% for the same period. There are several entry points for MIPS in handsets and tablets, including the applications processor, baseband processor, touchscreen controller and wireless connectivity processors for WiFi, Bluetooth, GPS, and Near Field Communication (NFC). Leveraging MIPS Technologies’ investments into the Android platform, MIPS has multiple customers shipping applications processors in smartphones and tablets, including Actions Semiconductor and Ingenic Semiconductor. Mobile devices based on these companies’ SoCs are shipping worldwide through numerous OEMs including Ingenic based tablets from Philips Electronics. MIPS also has a presence in baseband processors for mobile devices and PC modems through customers such as Broadcom, Altair Semiconductor and Sequans Communications.

Computing for other types of mobile devices, such as portable media players and netbooks, is being addressed by MIPS licensees such as Actions Semiconductor, Ingenic Semiconductor and Loongson Technology Corp.

Embedded Products.    MIPS also provides embedded products in the following markets:

Automotive Driver Assistance, Navigation and Infotainment Products.    These applications provide a new level of visual information, from sources such as global positioning systems (GPS), with mapping and routing, traffic congestion and other useful information for travelers. Other products provide advanced driver assistance for accident prevention and mitigation, with functionality such as forward collision warning, lane departure warning, and headway monitoring/warning. Sophisticated displays require substantial processing power as well as fast GPS lock time to render the display in real-time. Driver assistance applications require real-time responsiveness and reliability that will help reduce accidents and make roads safer. Companies such as Broadcom, Mobileye, Renesas Electronics, and Toshiba are supplying MIPS-Based chips for these types of automotive applications.

Microcontrollers.    32-bit microcontrollers (MCUs) are increasingly becoming important alternatives to 8-bit and 16-bit MCUs. MCUs are moving to standard 32-bit processor IP for support of embedded peripherals such as USB, LCD controllers, audio codecs with on board flash and RAM memory blocks. Industrial control, office automation, home appliances, automotive, peripheral controllers for consumer electronics and smart cards are markets addressed by standard off-the-shelf and ASSP (application-specific standard product) MCU products. Some of our licensees serving this market include Microchip Technology, Maxim, Mobile Devices, Inc., Toshiba and Zoran (acquired by CSR).

Research and Development

We believe that our future competitive position will depend in large part on our ability to develop new and enhanced processors and related technology solutions in a timely and cost-effective manner. We believe that these capabilities are necessary to meet the evolving and rapidly changing needs of semiconductor companies and system OEMs in our target markets. To this end, we have assembled a team of highly-skilled engineers who possess significant experience in the design and development of complex processors. We use this base of experience, and the technologies that we have developed, to enhance our product offerings and value propositions, and to develop a broader line of products that are optimized for various applications. Our strategy is to use a modular approach that emphasizes re-usable, licensable IP blocks. We believe that increased flexibility and modularity will allow our licensees to provide high-performance, cost-effective and low-power customized products more quickly to their customers.

Our research and development expenses were $35.9 million in fiscal 2012, $27.7 million in fiscal 2011 and  $24.3 million in fiscal 2010. As of June 30, 2012, our engineering staff involved in engineering design services and research and development activities totaled 100 employees. As business conditions dictate, we adjust the level of technical personnel for our engineering activities and supplement them with a varying number of consultants and third-party service providers.  Our consultants and third-party service providers are located in North America, Europe and Asia. We conduct the majority of our research and development activities in our Sunnyvale, California headquarters. We also have design teams in other locations in the United States and Asia.

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

In fiscal 2012, we had one customer Broadcom, which individually accounted for more than 10% of our revenue. In fiscal 2011 we had two customers, Broadcom and Cavium, and in fiscal 2010, we had one customer, Broadcom, which accounted for more than 10% of our revenue. For further discussion, please see “Revenue” under Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”

Backlog

Historically MIPS has not reported backlog because we believe that backlog is not a meaningful measure for understanding our historical business or revenues. In addition, royalties have generally accounted for a substantial portion of our revenue. Since royalty payments and the related revenue are generally based on licensee sales, with no guaranteed minimums, our royalty revenue does not factor into backlog calculations. Similarly, from time to time, we have license agreements in place under which we may receive future revenue if our customer achieves certain of their own milestones. Insofar as many factors including market conditions and customer product success determine the milestone achievement, we do not believe these potential future payments should be characterized as backlog.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise use our technologies, including the marketing and sale of unauthorized MIPS-compatible clones in particular geographies. We intend to vigorously protect our intellectual property rights. There can be no assurance that we will be able to enforce our rights or prevent other parties from designing and marketing such unauthorized MIPS-compatible products.

We own approximately 565 patent properties (patents and applications) worldwide on various aspects of our technology. There can be no assurance that patents will be issued from any patent applications we submit, that any patents we hold will not be challenged, invalidated or circumvented or that any claims allowed from our patents will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, patent rights which we have obtained will expire from time to time, with expiration dates ranging from 2012 to after 2028. We are not able to predict the extent to which third parties may use information contained in expired patents to successfully compete against us.

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

MIPS' designs, architectures and extensions are subject to patent, trade secret, copyright and trademark protection. MIPS, MIPS-3D, MIPS16e, SmartMIPS, MIPS32, MIPS64, MIPS-Based, MIPS-Verified, MIPS logo, 4K, 4Kc, 4Km, 4Kp, 4KE, 4KEc, 4KEm, 4KEp, 4KSd, M14K, M14Kc, M4K, 24K, 24Kc, 24Kf, 24KE, 24KEc, 24KEf, 34K, 34Kc, 34Kf, 74K, 74Kc, 74Kf, 1004K, 1004Kc, 1004Kf, 1074K, 1074Kc, 1074Kf, microMIPS, CorExtend, Aptiv, microAptiv, interAptiv, and proAptiv are among the trademarks or registered trademarks of MIPS Technologies, Inc. in the United States and other countries.

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

Our processors and cores compete with those of ARM Holdings plc, Tensilica Incorporated, ARC processor solutions from Synopsys, and PowerPC, a product family developed and marketed by AMCC, IBM Corporation, LSI and Freescale Semiconductor. We also compete against certain semiconductor manufacturers, whose product lines include processors for embedded and non-embedded applications, including x86 processors from Advanced Micro Devices, Inc. and Intel Corporation. In addition, we may face competition from the producers of clones that implement part of the MIPS architecture, including early-developed portions of the MIPS architecture that are no longer subject to patent protection in particular geographies.

To remain competitive, we must continue to differentiate designs from those that are available or under development by the internal design groups of semiconductor companies, including our current and prospective licensees.

Employees

As of June 30, 2012, we had 161 employees. Of this total, 100 were involved in engineering design services and in research and development, 38 were in sales and marketing and 23 were general and administrative employees. Our future success will depend in part on our ability to attract, retain and motivate highly qualified technical and management personnel who are in great demand in the semiconductor industry.

Available Information

Our Internet website is located at http://www.mips.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission( SEC). Other than the information expressly set forth in this annual report, the information contained, or referred to, on our website is not a part of this annual report.

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

Executive Officers of the Registrant

Our executive officers and their ages as of June 30, 2012, were as follows:

Name	Age	Position
Sandeep Vij	46	Chief Executive Officer and President
William Slater	60	Chief Financial Officer
Brad Holtzinger	50	Vice President, Worldwide Sales
Ravikrishna Cherukuri	47	Vice President, Engineering
Gideon Intrater	51	Vice President, Marketing
Gail Shulman	51	General Counsel
Dave Singhal	47	Vice President, Corporate Development and Strategy

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

William Slater has served as our Vice President, Chief Financial Officer and Treasurer since November 2011.   He has more than 25 years of experience in financial management and operations at high-growth organizations. Prior to  assuming his current position,  Mr. Slater was Chief Financial Officer of Saba Software, Inc., a provider of enterprise software and cloud solutions from December 2008 to November 2011.  Prior to that, from August 2000 to September 2008, Mr. Slater was Executive Vice President and Chief Financial Officer at Symmetricom, a provider of precise time and frequency technology.   From August 1991 to November 1999, Mr. Slater served as Executive Vice President and CFO at Computer Curriculum Corporation, an educational software publisher and division of Viacom, where he oversaw strategies, business models, and infrastructure. Mr. Slater has also served as Vice President, Financial Planning, at Simon & Schuster, and Vice President and Controller, Professional Products Group, for Revlon.

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

Gideon Intrater has served as Vice President of Marketing since November 2011.  Prior to assuming his current position, Mr. Intrater was MIPS’ Vice President of Product Marketing and Applications from December 2010 to November 2011. Prior to that, Mr. Intrater was Vice President of Architecture for Symwave, a privately-held supplier of high-performance analog/mixed signal semiconductor solutions for consumer devices from October 2008 to December 2010. Prior to that, from June 1998 to August 2008, Mr. Intrater held various management positions at MIPS Technologies, including Vice President of Solutions Architecture. From August 1987 to June 1998, Mr. Intrater held positions of increasing responsibility at National Semiconductor Corporation, including Director of the Core Technology Business Unit.

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

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology (and in some cases, our patents), associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 9% in fiscal 2010. However, our license and contract revenue increased by 12% in fiscal 2011 and 35% in fiscal 2012 as compared to prior year.  The fiscal 2012 increase was due to the Broadcom License.

Changes in the size and nature of the license agreements that we enter into in a given period could cause our operating results to differ significantly from one period to another.  We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 13 active architecture customers.

In addition, in June 2012 we entered into the Broadcom License that included Broadcom’s rights to use our patent portfolio as well as providing them an extension on existing architecture and core licenses for our products.   However, no assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization.

We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 51% in fiscal 2010, 61% in fiscal 2011 and 86% in fiscal 2012 of our total license and contract revenue. Additionally, in the fourth quarter of fiscal 2012, license revenue from unlimited use license agreements was 94% of our total license and contract revenue.

The revenue recognized by a license-based business can vary significantly from period, depending on the number and size of the license deals closed during the quarter.  As a result, it is difficult to predict the level of licensing activity in future periods. Our licensees are not obligated to license new or future generations of our products, so past license and contract revenue may not be indicative of the amount of such revenue in any future period. In addition, consolidation, merger and acquisition activity involving our customers and potential customers may limit our ability to enter into new license agreements, as such activity reduces the number of potential licensees for our products. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

We may not be successful in our strategic efforts around patent monetization.  Our future success depends in part on our ability to monetize our patents.  In the fourth quarter of fiscal 2012, we entered into a license agreement with Broadcom Corporation, pursuant to which we licensed our patents and received a license fee of $26.5 million.  We have historically not licensed our patent portfolio in connection with our licensing business model, and it is difficult to predict if we will be able to enter into future license agreements for our patent portfolio. If we do not enter into future patent license agreements, and we are not otherwise successful in alternative patent monetization strategies, our financial condition, revenue and results of operations could be adversely impacted in the future. In addition, our ability (or inability) to successfully conclude patent license agreements in any given quarter may have a significant impact on our quarterly revenue.  Furthermore, no assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization.

Our royalty revenue may be adversely affected by a number of factors.  Our royalty revenue may be adversely affected by a number of factors, including certain contractual provisions in our license agreements and consolidation activity in our customer base.  A number of our license agreements have provisions that allow a customer to pay a lower contractual royalty rate based on volume of customer products shipped or the passage of time.  In addition, consolidation activity in our customer base may also negatively impact our royalties. For example, one of our customers was recently acquired by one of our largest customers, and the acquiring customer has historically paid a lower royalty rate than the acquired customer.  In these situations, the combined entity will often seek to pay us royalties based on the lower royalty rate.  Furthermore, a combined entity will likely reach a volume-based royalty reduction (if applicable to such customer) at a faster pace, due to the higher number of units shipped by the combined entity.  Similar consolidation events in the future in our customer base would likely have an adverse effect on our royalties.  Further, our royalty revenue can be affected by the average prices at which our customers sell their products as some royalties are based on the revenue recognized by our customers.

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

Revenue from our five largest customers represented approximately 63% and 43% of our net revenue in the fiscal years ended June 30, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

In addition, consolidation, merger and acquisition activity involving our customers may increase our reliance on our largest customers.  Our largest customers, and their respective contributions to our net revenue, have varied from time to time and will probably continue to vary.

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

Factors that could cause our revenue and operating results to vary from quarter to quarter include:

•
our ability to identify attractive licensing opportunities and then enter into new licensing agreements (which may include licensing agreements related to our patent portfolio) on terms that are acceptable to us;

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

 Technical innovations of the type critical to our success are inherently complex and involve several risks, including:

•
our ability to anticipate and timely respond to changes in the requirements of semiconductor companies, and system original equipment manufacturers, or system OEMs, of digital consumer, mobile, wireless, connectivity and business products;

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

Our stock price is volatile.  The market price of our common stock has fluctuated substantially in the past and is likely to continue to be highly volatile and subject to wide fluctuations. From January 1, 2008 through June 30, 2012 our common stock has traded at prices as low as $1.00 and as high as $18.19 per share. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control.

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

Due to the nature of our compensation programs, some of our executive officers sell shares of our common stock each quarter or otherwise periodically (including pursuant to Rule 10b5-1 stock trading plans). Sales of shares by our executive officers may not be indicative of their respective opinions of our performance at the time of sale or of our potential future performance. Nevertheless, the market price of our stock may be affected by sales of shares by our executive officers.

If we do not succeed in the market for mobile products, our revenue growth may be adversely impacted.  We believe that our future success depends in part on our ability to develop software, processor cores or other intellectual property that satisfies the requirements of developers, chip suppliers and manufacturers in the market for mobile products, such as handsets, tablet computers, portable media players and netbooks.   If our development efforts for mobile products are not successful or if our IP product offerings and related designs are not widely adopted, our ability to achieve design wins in this market may be limited, and this may in turn adversely affect our medium to long term revenue growth. In addition, the proliferation of the Android platform (and other mobile-related technologies) beyond the market for mobile handsets may increase our reliance on such technologies in attempting to achieve design wins in other markets, including the market for digital consumer products.  Further, with our focus on the mobile products market we are, to some extent, foregoing other uses of our research and development and marketing resources, and if this focus is not successful we may fail to capitalize on opportunities available in other markets.

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

If we fail to achieve a significant number of design wins with respect to platforms like Android, our medium to longer term revenue growth may be adversely impacted. Furthermore, even if we are successful in developing technologies based on Android or other key platforms, those platforms and our technology offerings for such platforms may not be widely adopted in the industry, which may also limit our growth opportunities.

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our fiscal years 2012, 2011 and 2010, 38%, 54% and 59%, respectively, of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

We also cannot assure you that any of our patent applications to protect our intellectual property will be approved, and patents that have issued do expire over time or may be subject to reexamination proceedings. Recent judicial decisions and legislation in the United States may increase the cost of obtaining patents, limit the ability to adequately protect our proprietary technology, and have a negative impact on the enforceability of our patents. In addition, effective trade secret protection may be unavailable or limited in certain countries. If we are unable to protect, maintain or enforce our intellectual property rights, our technology may be used without the payment of license fees and royalties, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation.

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

If we experience security breaches, our reputation and business could suffer.  We retain technical, customer, design, employee and other  information on our IT systems, and it is critical to our business strategy that our facilities and infrastructure remain secure. Despite our security measures, our IT infrastructure may be vulnerable to physical break-ins, computer viruses, attacks by hackers or nefarious actors, or similar disruptive problems, including “hacktivism”. It is possible that we may have to expend additional financial and other resources to address any such problems that arise. Any physical or electronic break-in or other security breach or compromise of our IT systems and the information  retained in our IT systems could adversely affect our reputation and harm our business.

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

The amount of our other income (expense), net could be adversely affected by macroeconomic conditions and other factors.  The amount of other income (expense), net in our consolidated statements of operations is subject to fluctuations in interest rates and changes in our cash and cash equivalent balances as well as fluctuations in foreign currency exchange rates.  These changes are, to a large extent, beyond our control and we have limited ability to predict them.

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

We lease sales offices in Japan, Taiwan, Korea, Germany, and Israel, and technical and sales office spaces in China and the United States. These leases range from 12 months to 7 years.

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

Item 4.           Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “MIPS”.

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2012
Fourth Quarter	$7.38	$5.05
Third Quarter	$7.00	$4.47
Second Quarter	$5.83	$3.91
First Quarter	$8.27	$3.87

	COMMON STOCK
	HIGH	LOW
FISCAL YEAR 2011
Fourth Quarter	$10.98	$6.14
Third Quarter	$18.19	$9.87
Second Quarter	$16.75	$9.04
First Quarter	$10.13	$4.82

As of August 31, 2012, there were approximately 3,205 stockholders of record of our common stock. Because most of our common stock is held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. We have never paid or declared any cash dividends on our common stock or other securities and do not anticipate paying cash dividends in the foreseeable future.

PERFORMANCE GRAPH

The following graph compares the cumulative total return to stockholders for our common stock to The NASDAQ Stock Market  Composite Index—U.S. and the RDG Semiconductor Composite Index. The graph assumes that $100 was invested in our common stock and in each index on June 30, 2007. No dividends have been declared or paid on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.                 Selected Consolidated Financial Data.

            You should read the selected consolidated financial data set forth below together with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the notes to those statements included elsewhere in this report. The selected consolidated statements of operations data for the fiscal years ended June 30, 2012, 2011, 2010, 2009 and 2008, and the selected consolidated balance sheet data as of June 30, 2012, 2011, 2010, 2009 and 2008, set forth below have been derived from our consolidated financial statements which have been audited by Ernst & Young LLP, independent auditors for all years.

	Fiscal year ended June 30,
	2012(1)	2011(1)	2010(1)	2009(1)	2008(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue:
Royalties	$47,855	$53,690	$45,665	$42,521	$45,593
License and Contract revenue	38,376	28,350	25,291	27,672	29,984
Total revenue	86,231	82,040	70,956	70,193	75,577
Operating expenses:
Cost of sales	1,275	1,324	894	667	1,833
Research and development	35,914	27,673	24,330	21,496	30,150
Sales and marketing	17,582	19,129	15,780	11,015	17,874
General and administrative	14,548	13,463	13,564	15,523	19,588
Impairment of acquired intangible assets (2)	—	—	—	—	1,704
Restructuring	—	—	696	659	1,559
Total operating expenses	69,319	61,589	55,264	49,360	72,708
Operating income	16,912	20,451	15,692	20,833	2,869
Other income (expense), net	183	868	210	(2,381)	(4,113)
Income (loss) before income taxes	17,095	21,319	15,902	18,452	(1,244)
Provision (benefit) for income taxes	2,829	3,774	3,274	7,529	(3,811)
Income (loss) from continuing operations	14,266	17,545	12,628	10,923	(5,055)
Gain (loss) from discontinued operations, net of tax	—	212	214	(22,059)	(126,780)
Gain on disposition, net of tax	—	—	—	1,698	—
Net income (loss)	$14,266	$17,757	$12,842	$(9,438)	$(131,835)
Net income (loss) per share, basic – continuing operations	$0.27	$0.35	$0.28	$0.24	$(0.11)
Net income (loss) per share, basic – discontinued operations	$—	$0.00	$0.00	$(0.45)	$(2.89)
Net income (loss) per share, basic	$0.27	$0.35	$0.28	$(0.21)	$(3.00)
Net income (loss) per share, diluted – continuing operations	$0.26	$0.33	$0.27	$0.24	$(0.11)
Net income (loss) per share, diluted – discontinued operations	$—	$0.00	$0.01	$(0.45)	$(2.89)
Net income (loss) per share, diluted	$0.26	$0.33	$0.28	$(0.21)	$(3.00)
Shares used in per share calculations:
Basic	52,992	50,489	45,477	44,634	43,964
Diluted	54,086	53,328	46,371	44,935	43,964
	June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents & short term investments	$110,884	$109,396	$52,361	$44,507	$12,713
Working capital (deficiency)	124,032	102,007	42,050	30,664	(10,214)
Total assets (3)	155,140	121,627	70,907	63,406	36,688
Total long-term liabilities	9,815	5,231	6,116	17,416	8,443

(1)
Consolidated statement of operations data for 2011, 2010, 2009 and 2008 for the Analog Business Group (ABG) has been classified as discontinued operations for the period from August 27, 2007 through June 30, 2011.  On May 7, 2009, we divested ABG.  We had no discontinued operations activities in fiscal 2012.

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

You should read the following discussion and analysis together with our consolidated financial statements and notes to those statements included elsewhere in this report.    Except for the historical information contained in this Annual Report on Form 10-K, this discussion contains forward-looking statements that involve risks and uncertainties including statements regarding our expectation for specific aspects of our results of operations in fiscal 2012. Our actual results could differ materially from those indicated in these forward-looking statements as a result of certain factors, as more fully described under “Risk Factors,” and other risks included from time to time in our other Securities and Exchange Commission reports, copies of which are available from us upon request. The forward-looking statements within this Annual Report on Form 10-K are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “may” and other similar expressions. However, these words are not the exclusive means of identifying such statements. We undertake no obligation to update any forward-looking statements included in this discussion.

Introduction

 MIPS Technologies is a leading provider of industry-standard processor architectures and cores for home entertainment, networking, mobile and embedded applications. The MIPS architecture powers some of the world’s most popular electronic products. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment (CPE), WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural, product and patent rights, as well as royalties based on processor unit shipments.

Overview

Total revenue in fiscal 2012 was $86.2 million, an increase of 5% or $4.2 million from the $82.0 million reported in the prior fiscal year.

Royalty revenue in fiscal 2012 was $47.8 million, a decrease of 11% from the $53.7 million reported during fiscal 2011.  Total royalty units reported in fiscal year 2012 were 708 million or 8 percent higher than the 656 million units reported in fiscal 2011.   The decline in royalty revenue was due to a decrease in average royalty rate per unit from 8.2 cents in the fiscal 2011 to 6.8 cents in fiscal 2012.  This decrease in royalty per unit was primarily driven by certain customers hitting lower price tiers based on timing and volume. As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our fourth quarter represented our customer shipments from the quarter ended March 31, 2012.

License and contract revenue in fiscal 2012 was $38.4 million, an increase of 35% from the $28.4 million in the prior fiscal year.   The increase in license and contract revenue in fiscal 2012 as compared to the prior year was primarily due to the Broadcom License in the fourth quarter which contributed $26.3 million to our revenue.  This license more than offset the decline in revenue we experienced in fiscal 2012 from traditional license and contract arrangements caused by lower deal volume.  In fiscal 2012, we completed 14 new license agreements compared to 26 new license agreements in fiscal 2011.

    In fiscal 2012, we began to evaluate various opportunities to monetize our patent portfolio.  In June 2012, Broadcom signed a license agreement with us that included the rights to use our patent portfolio as well as providing them an extension on existing architecture and core licenses for our products.   The Broadcom License represents the first tangible results from our strategic efforts around patent monetization and we continue to evaluate all of our options in this area.

Our total operating expense in fiscal 2012 increased to $69.3 million, as compared to our operating expense of $61.6 million in fiscal 2011.  This increase in operating expense for our fiscal year 2012 compared to the same period of fiscal 2011 was primarily due to increase in research and development efforts associated with the launch of next generation products and ecosystem development.

We recorded a tax provision of $2.8 million in fiscal 2012 compared to $3.8 million in fiscal 2011 consisting mainly of U.S. federal and state taxes, foreign tax, and withholding tax expenses.

Our cash, cash equivalents and short term investments at June 30, 2012 were $110.9 million compared to $109.4 million at June 30, 2011.

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

In connection with the sale of our ABG to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have occurred and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

 In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented.

At June 30, 2012 and June 30, 2011, we had no assets or liabilities from discontinued operations of ABG.

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

License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components on currently available technology, including in certain situations, a license to our patents. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. These agreements include a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs and patents; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

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

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.  The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.1 million, $2.5 million and $2.7 million in fiscal 2012, 2011 and 2010, respectively.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In order for us to realize our deferred tax assets, we must be able to generate sufficient taxable income in those jurisdictions where the deferred tax assets are located. We have provided a partial valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in forecasting future results, and belief that we cannot rely on projections of future taxable income to realize deferred tax assets.  The remaining portion of our U.S. net deferred tax assets that have no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.  Net of these liabilities, we have not recognized any U.S. deferred tax assets as we do not believe such amounts are more likely than not to be realized.  Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal of, or decrease in, our valuation allowance.

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

We account for uncertain tax positions using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement. At June 30, 2012 and June 30, 2011, we had gross unrecognized tax benefits of $5.2 million and $4.6 million, respectively.

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

Contingencies and Litigation.

From time to time, we are involved in disputes, litigation and other legal actions (“Legal Matters”) in the ordinary course of business. We continually evaluate uncertainties associated with Legal Matters and record charges equal to the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that include substantive terms, conditions and amounts.  We did not incur any charges from Legal Matters for the years ended June 30, 2012, 2011 and 2010.

Results of Operations—Years Ended June 30, 2012, 2011 and 2010

Our results of continuing operations are discussed below.  See above in Item 7 Management’s Discussion and Analysis of Financial Condition and Note 6 of the Notes to Consolidated Financial Statements for additional details on our discontinued operations.

Revenue.    Total revenue primarily consists of royalties, license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and patents, associated maintenance agreements and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture. Our revenues in fiscal 2012, 2011 and 2010 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2012	2011	Change in Percent 2011-2012	2010	Change in Percent 2010-2011
Revenue
Royalties	$47.8	$53.7	-11%	$45.7	18%
Percentage of Total Revenue	55%	65%		64%
License and Contract Revenue	$38.4	$28.3	35%	25.3	12%
Percentage of Total Revenue	45%	35%		36%
Total Revenue	$86.2	$82.0	5%	$71.0	16%

 Royalties.

    Fiscal 2012 compared to fiscal 2011.     The royalty revenue in fiscal 2012 decreased by 11% compared to fiscal 2011.  Total royalty units reported by our customers in fiscal 2012 were 708 million compared to 656 million, an 8% increase from fiscal 2011.  The royalty per unit for fiscal 2012 was 6.8 cents compared to 8.2 cents in fiscal 2011.  The decline in the royalty per unit was primarily due to certain licensees reaching timing and volume tiers in their licenses that triggered lower royalty rates, coupled with decline in average selling price at certain of our customers whose royalties are calculated as a percentage of their revenue.

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

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores and in some cases our patents.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 13 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Fiscal 2012 compared to fiscal 2011.    The 35% increase in license and contract revenue was primarily due to the Broadcom License in the fourth quarter which contributed $26.3 million to our revenue.  This license more than offset the decline in revenue we experienced in fiscal 2012 from traditional license and contract arrangements caused by lower deal volume. The Broadcom License represents our first tangible result from strategic efforts around patent monetization.  There were 14 new license agreements in fiscal 2012 compared to 26 in fiscal 2011.

Fiscal 2011 compared to fiscal 2010.    The 12% increase in contract revenue was due to the higher average selling prices of our licenses in fiscal 2011 as compared to the prior year.  There were 26 new agreements in fiscal 2011 compared to 37 in fiscal 2010.

Unlimited use licenses accounted for $32.8 million of our license and contract revenue in fiscal 2012.  Excluding the Broadcom License, the range of terms of unlimited license agreements we completed in fiscal 2012 was 1 to 10 years with an average term of approximately 4 years.  License revenue from unlimited use license agreements was $17.4 million in fiscal 2011.

International revenue accounted for approximately 38% of our total revenue in fiscal 2012, 54% of our total revenue in fiscal 2011 and 59% of our total revenue in fiscal 2010. The majority of this revenue has been denominated in U.S. dollars. We expect that revenue derived from international licensees will continue to represent a significant portion of our total revenue.

In 2012, we had one customer that accounted for approximately 45% (Customer A),  in 2011 we had two customers that accounted for approximately 16% and 11% (Customer A and Customer B, respectively) and in 2010 we had one customer (Customer A) that accounted for approximately 16% of our revenue.

Broadcom License.

On June 29, 2012, we entered into the Broadcom License.  As per the terms of the agreement, MIPS granted to Broadcom and its affiliates a worldwide, fully paid-up, non-exclusive license, without the right to sub-license, to patents owned or licensable by MIPS for the purpose of making, having made, using, selling, offering for sale and importing Broadcom products.  In addition, MIPS granted Broadcom a multi-year license extension, including some pre-paid support and maintenance, to existing architecture and cores licenses for our products.  The Broadcom License expires upon the expiration of the last to expire of the patents being licensed to Broadcom under the Broadcom License.  The license fee associated with the license agreement was $26.5 million.  In connection with this agreement, MIPS recognized $26.3 million of contract and license revenue in fiscal 2012 and deferred $0.2 million in pre-paid maintenance to be recognized in future periods.

Operating Expenses.    Our costs and expenses in fiscal 2012, 2011, and 2010 were as follows (in millions, except percentages):

	Fiscal Year			Fiscal Year
	2012	2011	Change in Percent 2011-2012	2010	Change in Percent 2010-2011
Operating Expenses
Cost of Sales	$1.3	$1.3	-4%	$0.9	48%
Research and Development	$35.9	$27.7	30%	$24.3	14%
Sales and Marketing	$17.6	$19.1	-8%	$15.8	21%
General and Administrative	$14.5	$13.5	8%	$13.6	-1%
Restructuring	$—	$—	—%	$0.7	-100%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

Fiscal 2012 compared to fiscal 2011.    The cost of sales was $1.3 million in both fiscal 2012 and fiscal 2011.

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

Fiscal 2012 compared to fiscal 2011.    Research and development expenses in fiscal 2012 increased by $8.2 million compared to fiscal 2011.  This increase was primarily due to a $4.0 million increase in research and development efforts provided by third parties associated with the launch of next generation products and ecosystem development and a $3.2 million increase in employee related expense due to increased headcount.  Our increased research and development efforts were primarily focused on (i) the development of our Aptiv cores, (ii) application development and porting programs to ensure application compatibility with MIPS-based processors, and (iii) continued investment in Android application development with Google.  In addition, research and development expenses increased by $0.7 million due to an increase in stock compensation expense related to grants to additional employees and $0.3 million from increased facilities and depreciation expenses due to purchase of capital equipment.

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

Our research and development staff totaled 100 employees at June 30, 2012 compared to 95 employees at June 30, 2011, and compared to 81 employees at June 30, 2010.

 Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools and applications, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

Fiscal 2012 compared to fiscal 2011. Our sales and marketing expense decreased by $1.5 million in fiscal 2012 compared to fiscal 2011 due to a mix of increases and decreases in various expenses, including  (i) a $1.5 million decrease in commission and incentive compensation, (ii) a $0.7 million decrease in employee related expense due to decreased headcount, (iii) an increase of $0.4 million in severance related to a former executive of the Company, (iv) an increase of $0.3 million in consulting and outside services fees related to mobile and Android projects, (v) an increase of $0.2 million in stock compensation based on the mix and timing of employee stock grants and (vi) a decrease of $0.3 million in sales consulting expenses (vii) a decrease of $0.1 million in sales supplies and maintenance expense.

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

Our sales and marketing staff totaled 38 employees at June 30, 2012 compared to 41 employees at June 30, 2011, and compared to 36 employees at June 30, 2010.

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

Fiscal 2012 compared to fiscal 2011. The increase in general and administrative expense of $1.1 million in fiscal 2012 compared to fiscal 2011 was due to increases of  (i) $0.9 million in consulting and outside services, (ii) $0.4 million in legal and related fees incurred in response to the activities and inquiries of an activist shareholder, (iii) $0.5 million  stock compensation expense primarily resulting from the mix and timing of employee stock grants, and (iv) $0.2 million in consulting expense related to a former executive of the Company.  These increases were partially offset by $0.5 million decrease in employer payroll taxes due to the higher level of employee stock option exercises in fiscal 2011 as compared to fiscal 2012 and $0.4 million decrease in incentive compensation.

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

Our general and administrative staff was 23 employees at June 30, 2012 compared to 26 employees at June 30, 2011, and compared to 24 employees at June 30, 2010.

Restructuring.    We had no restructuring expense in fiscal 2012 and fiscal 2011. The fiscal 2010 restructuring expense of $0.7 million related to terminations of headcount in the US and was primarily designed to reduce spending in general and administrative functions and to reallocate spending to other functions.

            Other Income, Net.   Other income, net in fiscal 2012, 2011 and 2010 was comprised of the following (in thousands):

	Years Ended June 30,
	2012	2011	2010
Interest income	$180	$482	$143
Interest expense	—	—	(349)
Gain on investment	29	646	669
Loan amortization fees	—	(7)	(127)
Other	(26)	(253)	(126)
Total interest and other income, net	$183	$868	$210

Other Income, net decreased by $0.7 million for fiscal 2012 compared to fiscal 2011 primarily due to a $0.6 million gain on investment in fiscal 2011 in a privately held company that was acquired by a public entity.  There was also a $0.3 million decrease in interest income in fiscal 2012 due to fiscal 2011 results including $0.3 million from interest payments with respect to late royalty payments with no comparable payments received in fiscal 2012.  These decreases were offset with an improvement of foreign exchange rate of $0.2 million in fiscal 2012 compared to fiscal 2011

Other Income, net increased by $0.7 million for fiscal 2011 compared to fiscal 2010 primarily due to a $0.3 million decrease in interest expense and a decrease of $0.1 million in loan amortization fees as our outstanding debt balances was fully paid off in April 2010.  In addition, there was an increase in interest income by $0.3 million due to increase in our cash and investment balance in fiscal 2011.

Income Taxes. In fiscal 2012, we recorded an income tax provision of $2.8 million. The tax provision was primarily comprised of U.S. federal, foreign and withholding taxes. The majority of U.S. federal tax has been offset by foreign tax credits from withholding taxes, tax benefits from employee stock option exercises and research and development credits.  The tax provision is lower than the applicable combined federal and state statutory rate primarily due to utilization of foreign tax credits and research and development credits that have been subject to a valuation allowance.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash, cash equivalents and short term investments of $110.9 million, an increase of approximately $1.5 million from June 30, 2011.

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

We ended our fiscal 2010 with cash and cash equivalents and short term investments of $52.4 million, up approximately $7.9 million from June 30, 2009. In fiscal 2010, we primarily generated cash from operations while we used cash in investing and financing activities. We used cash in investing activities to diversify our portfolio.  In addition, we used cash in financing activities to repay all our debt, including repaying the outstanding balance of $1.2 million on our revolving credit line in July 2009 and repaying the outstanding balance of $8.8 million of our term loan in April 2010. Since we paid off both the revolving credit line and the term loan in our fiscal 2010, we had no debt obligations as of June 30, 2010.

For complete statements of cash flows for fiscal 2012, 2011 and 2010, see Item 8 “Financial Statements and Supplementary Data.”

Operating Activities

For fiscal 2012, our operating activities used cash of $0.1 million.   Our net income in fiscal 2012 included the effects of non-cash charges of $6.5 million from stock compensation expense and $1.6 million in depreciation and amortization of intangible assets.  We used cash in operations primarily as a result of a $24.4 million increase in accounts receivable, reflecting timing of customer billings and payments received and a $0.5 million decrease in deferred revenue, reflecting timing of customer payments compared to timing of revenue recognition. These usages of cash were offset by cash generated as a result our positive net income net of the effects of non-cash items described above as well as a $2.0 million increase in accounts payable and accrued liabilities, primarily due to timing of engineering design software license payments and a  $0.8 million increase in long term liabilities, primarily reflecting timing of engineering design software license payments.

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

Investing Activities

    Net cash provided by investing activities was $3.0 million in fiscal 2012 as a result of proceeds of $4.9 million from the net sales and maturities of available-for-sale securities and $1.9 million used to purchase property, furniture and equipment.

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

Financing Activities

Net cash provided by financing activities was $4.2 million in fiscal 2012.   This cash generated from financing activities resulted from $3.3 million from stock option exercises and $0.9 million of cash provided by excess tax benefits from options exercised.

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

•	our ability to generate cash flow from operations;

•	litigation expenses, settlements and judgments;

•	required levels of research and development and other operating costs;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees in future years;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements as these payments vary and can be up to $1.0 million per quarter;

•	the costs associated with capital expenditures.

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

Contractual Obligations

Our contractual obligations as of June 30, 2012, were as follows:

Payments due by period
(in thousands)

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Operating lease obligations (1)	$4,471	$1,309	$2,186	$976	$—
Purchase obligations (2)	15,532	10,671	4,161	700	—
Other long-term liabilities and obligations (3)	1,341	—	1,341	—	—
Total	$21,344	$11,980	$7,688	$1,626	$—

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of $15.5 million at June 30, 2012 increased from our purchase obligations as of June 30, 2011 by $6.7 million primarily as a result of the company entering into purchase agreements in connection with engineering design software tools.  At June 30, 2012, $6.6 million of our purchase obligations relating to engineering design software license contracts are reflected in our accrued liabilities and other long term liabilities.  The remaining $8.9 million of purchase obligations includes $7.5 million of obligations which will be completed within one year with the balance to be completed within five years.

(3)	Other long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes an aggregate liability of $2.2 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Off-Balance-Sheet Arrangements

As of June 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. The guidance, which is effective beginning the Company’s fiscal year 2013, will not have an impact on our consolidated financial position, results of operations, or cash flows.

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

Item 8.  Financial Statements and Supplementary Data.

The following table presents selected unaudited quarterly information for fiscal 2012 and 2011 (in thousands except per share data):

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Revenue:
Royalties	$13,614	$14,817	$13,415	$11,844	$12,979	$13,224	$11,064	$10,588
License and Contract revenue	8,925	7,039	6,633	5,753	4,238	2,077	4,270	27,791
Total revenue	22,539	21,856	20,048	17,597	17,217	15,301	15,334	38,379
Operating Expenses
Cost of sales	586	311	163	264	261	344	348	322
Research and development	5,861	7,090	7,073	7,649	7,906	8,278	9,086	10,644
Sales and marketing	3,913	4,925	5,377	4,914	4,831	3,892	4,233	4,626
General and administrative	3,152	3,739	3,362	3,210	3,264	3,339	3,443	4,502

Total costs and expenses	13,512	16,065	15,975	16,037	16,262	15,853	17,110	20,094
Operating income	9,027	5,791	4,073	1,560	955	(552)	(1,776)	18,285
Other income (expense), net	(64)	821	137	(26)	53	14	69	47
Income before income taxes	8,963	6,612	4,210	1,534	1,008	(538)	(1,707)	18,332
Provision for income taxes	1,347	776	845	806	485	434	825	1,085
Net income from continuing operations	7,616	5,836	3,365	728	523	(972)	(2,532)	17,247
Gain from discontinued operations, net of tax	—	212	—	—	—	—	—	—
Net income	$7,616	$6,048	$3,365	$728	$523	$(972)	$(2,532)	$17,247
Net income (Loss) per share, basic – continuing operations	$0.16	$0.12	$0.06	$0.01	$0.01	$(0.02)	$(0.05)	$0.32
Net income per share, basic – discontinued operations	$—	$0.00	$—	$—	$—	$—	$—	$—
Net income (Loss) per basic share	$0.16	$0.12	$0.06	$0.01	$0.01	$(0.02)	$(0.05)	$0.32
Net income (Loss)per share, diluted – continuing operations	$0.16	$0.11	$0.06	$0.01	$0.01	$(0.02)	$(0.05)	$0.31
Net income per share, diluted – discontinued operations	$—	$0.00	$—	$—	$—	$—	$—	$—
Net income (Loss) per share, diluted	$0.16	$0.11	$0.06	$0.01	$0.01	$(0.02)	$(0.05)	$0.31
Common shares outstanding, basic	46,864	50,394	52,254	52,505	52,660	52,886	53,111	53,435
Shares outstanding, diluted	48,917	53,703	54,889	54,161	53,690	52,886	53,111	54,771

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited the accompanying consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. Our audits also included the financial statement schedule listed in the Index at Part IV, Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of MIPS Technologies, Inc. at June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 10, 2012 expressed an adverse opinion thereon.

                                                                                                                                                                                                                                                     /s/ Ernst & Young LLP

San Jose, California
September 10, 2012

MIPS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$76,242	$69,202
Short-term investments	34,642	40,194
Accounts receivable	27,044	2,619
Prepaid expenses and other current assets	1,793	1,615
Total current assets	139,721	113,630
Equipment, furniture and property, net	2,892	2,014
Intangible assets, net	1,927	2,132
Goodwill	565	565
Other assets	10,035	3,286
Total Assets	$155,140	$121,627
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,578	$1,684
Accrued liabilities	11,852	8,127
Deferred revenue	1,259	1,812
Total current liabilities	15,689	11,623
Long-term liabilities:
Other long-term liabilities	9,815	5,231
Total long-term liabilities	9,815	5,231
Liabilities of discontinued operations	—	—
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at June 30, 2012 and 2011; and 53,575,298 and 52,556,367 shares outstanding at June 30, 2012 and 2011, respectively, net of 121,297 and 70,269 reacquired shares at June 30, 2012 and at June 30, 2011, respectively	53	52
Preferred stock, $0.001 par value: 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	316,210	305,542
Accumulated other comprehensive income	557	629
Accumulated deficit	(187,184)	(201,450)
Total stockholders’ equity	129,636	104,773
Total Liabilities and Stockholders’ Equity	$155,140	$121,627

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended June 30,
	2012	2011	2010
Revenue:
Royalties	$47,855	$53,690	$45,665
License and contract revenue	38,376	28,350	25,291
Total revenue	86,231	82,040	70,956
Operating Expenses:
Cost of sales	1,275	1,324	894
Research and development	35,914	27,673	24,330
Sales and marketing	17,582	19,129	15,780
General and administrative	14,548	13,463	13,564
Restructuring	—	—	696
Total operating expenses	69,319	61,589	55,264
Operating income	16,912	20,451	15,692
Other income (expense), net	183	868	210
Income before income taxes	17,095	21,319	15,902
Provision for income taxes	2,829	3,774	3,274
Income from continuing operations	14,266	17,545	12,628
Gain from discontinued operations, net of tax	—	212	214
Net income	$14,266	$17,757	$12,842
Net income per share, basic – continuing operations	$0.27	$0.35	$0.28
Net loss, basic – discontinued operations	$—	$0.00	$0.00
Net income per share, basic	$0.27	$0.35	$0.28
Net income per share, diluted – continuing operations	$0.26	$0.33	$0.27
Net income per share, diluted – discontinued operations	$—	$0.00	$0.01
Net income per share, diluted	$0.26	$0.33	$0.28
Common shares outstanding, basic	52,992	50,489	45,477
Shares outstanding, diluted	54,086	53,328	46,371

See accompanying notes.

MIPS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity
	Common Shares	Amount
Balances at June 30, 2009	45,061,546	$45	$258,273	$392	$(232,049)	$26,661
Common stock issued under employee stock option and purchase plans, net	1,009,168	1	2,961	—	—	2,962
Stock-based employee compensation cost	—	—	3,560	—	—	3,560
Comprehensive income:
Net income	—	—	—	—	12,842	12,842
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Currency translation adjustment	—	—	—	5	—	5
Total comprehensive income	—	—	—	—	—	12,925
Balances at June 30, 2010	46,070,714	$46	$264,794	$475	$(219,207)	$46,108
Common stock issued under employee stock option and purchase plans, net	6,485,653	6	35,686	—	—	35,692
Stock-based employee compensation cost	—	—	5,062	—	—	5,062
Comprehensive income:
Net income	—	—	—	—	17,757	17,757
Net unrealized loss on available-for-sale securities	—	—	—	(69)	—	(69)
Currency translation adjustment	—	—	—	223	—	223
Total comprehensive income	—	—	—	—	—	17,912
Balances at June 30, 2011	52,556,367	$52	$305,542	$629	$(201,450)	$104,773
Common stock issued under employee stock option and purchase plans, net	1,018,931	1	3,285	—	—	3,286
Stock-based employee compensation cost	—	—	6,463	—	—	6,463
Tax benefit relating to stock option exercises	—	—	920	—	—	920
Comprehensive income:
Net income	—	—	—	—	14,266	14,266
Net unrealized loss on available-for-sale securities	—	—	—	(22)	—	(22)
Currency translation adjustment	—	—	—	(50)	—	(50)
Total comprehensive income	—	—	—	—	—	14,194
Balances at June 30, 2012	53,575,298	53	$316,210	$557	$(187,184)	$129,636

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended June 30,
	2012	2011	2010
Operating activities:
Net income – continuing operations	$14,266	$17,545	$12,628
Adjustments to reconcile net income to cash provided by (used in) operations:
Depreciation	1,093	983	1,502
Stock based compensation	6,463	5,062	3,560
Amortization of intangible assets	504	226	110
Excess tax benefits from stock based compensation	(920)	—	—
Gain on exchange and sale of investment	—	(611)	(714)
Amortization of investment premium, net	519	546	214
Other non-cash charges	123	114	26
Changes in operating assets and liabilities:
Accounts receivable	(24,425)	4,908	(5,066)
Prepaid expenses	(65)	(745)	809
Other assets	90	1,898	4,046
Accounts payable	921	121	(538)
Accrued liabilities	1,082	(5,684)	5,570
Deferred revenue	(524)	(1,689)	1,178
Long-term liabilities	790	(628)	(3,459)
Net cash provided by (used in) operating activities – continuing operations	(83)	22,046	19,866
Net cash provided by (used in) operating activities – discontinued operations	—	212	(1,172)
Net cash provided by (used in) operating activities	(83)	22,258	18,694
Investing activities:
Purchases of marketable securities	(50,000)	(63,628)	(30,142)
Proceeds from sales of marketable securities	2,613	5,413	9,900
Proceeds from maturities of marketable securities	52,307	38,591	—
Capital expenditures	(1,939)	(866)	(1,470)
Net cash provided by (used in) investing activities	2,981	(20,490)	(21,712)
Financing activities:
Net proceeds from issuance of common stock	3,286	35,692	2,961
Excess tax benefits from stock based compensation	920	—	—
Repayments of short-term debt	—	—	(12,799)
Net cash provided by (used in) financing activities	4,206	35,692	(9,838)
Effect of exchange rate on cash and cash equivalents	(64)	117	(26)
Net increase (decrease) in cash and cash equivalents	7,040	37,577	(12,882)
Cash and cash equivalents, beginning-of-year	69,202	31,625	44,507
Cash and cash equivalents, end-of-year	$76,242	$69,202	$31,625
Supplemental disclosures of cash transactions:
Income taxes paid (refund received)	$1,683	$1,444	$(738)
Interest paid	$—	$—	$397
Assets under the financing arrangements	$9,544	$—	$—
Release of restricted cash by escrow agent to former shareholders of Chipidea	$—	$—	$4,509

See accompanying notes.

MIPS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Description of Business and Basis of Presentation

MIPS Technologies, Inc. (MIPS) is a leading provider of industry-standard processor architectures and cores for home entertainment, networking, mobile and embedded applications. The MIPS architecture powers some of the world’s most popular electronic products. Our technology is broadly used in products such as digital televisions, set-top boxes, Blu-ray players, broadband customer premises equipment (CPE), WiFi access points and routers, networking infrastructure and portable/mobile communications and entertainment products. Our customers are global semiconductor companies and system original equipment manufacturers (system OEMs). We offer our customers high-performance, easy-to-use functionality at a fraction of the cost and time to market that internal development would require. Our customers pay us license fees for architectural, product and patent rights, as well as royalties based on processor unit shipments.

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

License and Contract Revenue.

We generally derive revenue from license fees for the transfer of proven and reusable IP components on currently available technology, including in certain situations, a license to our patents. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs and patents; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

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

 Maintenance and Support.

Certain arrangements include maintenance and support obligations. Under such arrangements, we provide unspecified upgrades, bug fixes and technical support. No other upgrades, products or other post-contract support are provided. These arrangements are generally renewable annually by the customer. Maintenance and support revenue is recognized at its selling price based on VSOE ratably over the period during which the obligation exists, typically 12 months.  The fair value of any maintenance and support obligation is established based on the specified renewal rate for such maintenance and support. Maintenance and support revenue is included in license and contract revenue in the statement of operations and was $2.1 million, $2.5 million and $2.7 million in fiscal 2012, 2011 and 2010, respectively.

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at June 30, 2012.

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

Computer Aided Design Tools.    A number of our computer aided design tools, consisting of software used to develop our intellectual property, are now acquired through term licenses typically with terms of three years.  These licenses are recorded in other assets and amortized over the term of the license.

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

Stock-Based Compensation.     Stock based compensation cost recognized for the years ended June 30, 2012, 2011 and 2010 includes compensation cost that is based on the grant date fair value for all share-based payments and  is being amortized on a straight-line basis over the requisite service period for the entire awards.

The following table shows total stock-based employee compensation expense (see “Note 11 Stockholders’ Equity”) included in the consolidated statement of operations for the years ended June 30, 2012, 2011 and 2010 (in thousands):

	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010
Costs and expenses:
Research and development	$2,185	$1,467	$1,343
Sales and marketing	1,669	1,471	909
General and administrative	2,609	2,124	1,308
Total stock-based compensation expense	$6,463	$5,062	$3,560

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

For restricted stock units we measure the compensation expense at the grant date and recognize the expense on a straight- line basis over the vesting periods of the awards.  Total compensation expense recognized in our financial statements for restricted stock units was $2.2 million, $1.0 million and $64,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

Contingencies and Litigation.  From time to time, we are involved in disputes, litigation and other legal actions (“Legal Matters”) in the ordinary course of business. We continually evaluate uncertainties associated with Legal Matters and record charges equal to the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. This generally occurs when an agreement in principle has been reached by both parties that include substantive terms, conditions and amounts.  We did not incur any charges from Legal Matters for the years ended June 30, 2012, 2011 and 2010.

Income Taxes.    We account for income taxes in accordance with ASC 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Years ended June 30,
	2012	2011	2010
Numerator:
Net income from continuing operations	$14,266	$17,545	$12,628
Net income from discontinued operations	$—	$212	214
Net income	$14,266	$17,757	$12,842
Denominator:
Shares used in computing basic net income per share	52,992	50,489	45,477
Effect of dilutive securities-employee stock options and shares subject to repurchase	1,094	2,839	894
Shares used in computing diluted net income per share	54,086	53,328	46,371
Net income per share, basic - from continuing operations	$0.27	$0.35	$0.28
Net income per share, basic - from discontinued operations	$—	$0.00	$0.00
Net income per share, basic	$0.27	$0.35	$0.28
Net income per share, diluted - from continuing operations	$0.26	$0.33	$0.27
Net income per share, diluted - from discontinued operations	$—	$0.00	$0.01
Net income per share, diluted	$0.26	$0.33	$0.28
Potentially dilutive securities excluded from diluted net income per share because they are anti-dilutive	3,458	471	8,713

Comprehensive Income (loss).    Total comprehensive income includes net income and other comprehensive income, which for us comprises adjustments from foreign currency translations and unrealized gains or losses on marketable securities.

Total comprehensive income was $14.2 million, $17.9 million and $12.9 million in fiscal 2012, 2011 and 2010, respectively.

The components of accumulated other comprehensive income were as follows (in thousands):

	June 30,
	2012	2011
Accumulated net unrealized gain on available-for-sale securities	$(12)	$10
Accumulated foreign currency translation adjustment	569	619
Total accumulated other comprehensive income	$557	$629

Segment Information.     As a result of the divestiture of the ABG, effective May 7, 2009, we operate in one reportable segment.

Reclassifications.    Certain reclassifications have been made to prior year balances in order to conform to current year’s presentation of financial information.

Recent Accounting Pronouncements.

In September 2011, the Financial Accounting Standards Board, or FASB, issued updated guidance on goodwill impairment that gives companies the option to perform a qualitative assessment that may allow them to skip the annual two-step test and reduce costs. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011. Early application is permitted. The guidance, which is effective beginning the Company’s fiscal year 2013, will not have an impact on our consolidated financial position, results of operations, or cash flows.

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

Note 3.	Customer Concentration and Geographic Information

We market and license our technology and patent portfolio to a limited number of customers and generally do not require collateral.   Revenue from our largest customers accounted for the following percentages of revenue by year:

	Years Ended June 30,
	2012	2011	2010
Customer A	45%	16%	16%
Customer B	—	11%	—

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

Our revenue by geographic area is as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
United States	$53,873	$37,725	$28,986
Japan	8,529	11,195	11,723
Pacific Rim	17,808	24,350	19,138
Europe	1,374	3,508	5,277
Rest of World	4,647	5,262	5,832
Total revenue	$86,231	$82,040	$70,956

    Accounts receivable from our largest customers accounted for the following percentages of accounts receivable at June 30:

	2012	2011
Customer A	98%	—
Customer B	—	55%
Customer C	—	16%
Customer D	—	10

Our long-lived assets include tangible long-term assets. The following is a summary of our long-lived assets by geographic area (in thousands):

	June 30,
	2012	2011
United States	$12,481	$4,861
Japan	227	220
Pacific Rim	196	207
Europe	16	3
Rest of World	8	9
Total long lived assets	$12,928	$5,300

On June 29, 2012, we entered into the Broadcom License.  As per the terms of the agreement, MIPS granted to Broadcom and its affiliates a worldwide, fully paid-up, non-exclusive license, without the right to sub-license, under patents owned or licensable by MIPS for the purpose of making, having made, using, selling, offering for sale and importing Broadcom products.  In addition, MIPS granted Broadcom a multi-year license extension, including some pre-paid support and maintenance, to existing architecture and cores licenses for our products.  The Broadcom License expires upon the expiration of the last to expire of the patents being licensed to Broadcom under the Broadcom License.  The license fee associated with the license agreement was $26.5 million.  In connection with this agreement, MIPS recognized $26.3 million of contract and license revenue in fiscal 2012 and deferred $0.2 million in pre-paid maintenance to be recognized in future periods.

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

We had no Level 3 assets as of June 30, 2012 and 2011.

On a recurring basis, the Company measures the fair value of certain of its assets and liabilities, which include cash equivalents, short-term investments and non-qualified deferred compensation plan assets. The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.  The deferred compensation plan assets, which were all Level 1 assets, recorded as of June 30, 2012 and 2011 was $1.3 million.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2012 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$65,884	$65,884	$—	$—
Commercial Paper	$11,493	$—	$11,493	$—
Corporate Bonds	18,146	—	18,146	—
Government Agency	5,003	—	5,003	—
Total Short-term Investments	$34,642	$—	$34,642	$—

(1)	At June 30, 2012, $65.9 million of money market funds were included in the cash and cash equivalents in our condensed consolidated balance sheet.

 Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of June 30, 2012 were as follows (in thousands):

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial Paper	$11,493	$—	$—	$11,493
Corporate Bonds	18,159	$—	(13)	18,146
Government Agency	5,003	—	—	5,003
Total Short-term Investments	$34,655	$—	$(13)	$34,642

The following table presents our cash equivalents and short-term investments by the above pricing levels as of June 30, 2011 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds	$52,712	$52,712	$—	$—
Commercial Paper	2,500	—	2,500	—
Total Cash Equivalents	$55,212	$52,712	$2,500	$—
Commercial Paper	$12,189	$—	$12,189	$—
Corporate Bonds	12,454	—	12,454	—
Government Agency	13,552	—	13,552	—
Treasury Bills	1,999	1,999	—	—
Total Short-term Investments	$40,194	$1,999	$38,195	$—

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

All contractual maturities of the Company’s available-for-sale marketable securities at June 30, 2012 were within one year. We review our investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near term prospects of the investee, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. We maintain an investment portfolio of various holdings, types and maturities. We do not use derivative financial instruments. We place our cash investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issue, issuer or type of instrument.  As of June 30, 2012 we had insignificant unrealized loss positions of $13,000 on our investments in corporate bonds. The gross unrealized losses related to these investments were due to changes in interest rates. We have determined that the gross unrealized losses on these investments at June 30, 2012 are temporary in nature.

Note 5.	Goodwill and Purchased Intangible Assets

 Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired.   Our goodwill balance related to our continuing operations of $565,000 is primarily attributable to the First Silicon Solutions, Inc. acquisition in 2006 and did not change in 2011 and 2012.

In the fourth quarter of 2012, 2011 and 2010, we conducted our annual impairment test of goodwill.  The outcome of the Company’s goodwill impairment analysis in 2012, 2011 and 2010 was that no impairment was indicated.

The balances of our acquisition related intangible assets, all relating to developed and core technology, and purchased software licenses were as follows (in thousands):

	June 30, 2012			June 30, 2011
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(1,045)	$55	$1,100	$(935)	$165
Purchased software licenses	2,383	(511)	1,872	2,083	(116)	1,967
Purchased intangible assets	$3,483	$(1,556)	$1,927	$3,183	$(1,051)	$2,132

 Developed and core technology is being amortized over its useful life of 10 years.  Purchased software licenses are being amortized over their useful lives of 3 to 6 years.

 Estimated future amortization expense related to purchased intangible assets is as follows:

in thousands
Fiscal Year
2013	$599
2014	503
2015	300
2016	300
2017	225
Total	$1,927

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

In connection with the sale of our ABG to Synopsys, we agreed to retain responsibility for certain actual or contingent liabilities and agreed to indemnify Synopsys against certain breaches of representations and warranties and other liabilities.  Our potential liability to Synopsys is subject to certain limitations, including limitations on the time period during which claims may be asserted and the amounts for which we are liable.  To date, we have not incurred any losses in respect of claims asserted by Synopsys in connection with this transaction. However, there can be no assurance that we will not incur future liabilities to Synopsys in connection with this transaction, or that the amount of such liabilities will not be material.  In May 2010, Synopsys delivered a letter to MIPS asserting breaches of certain representations and warranties and requesting compensation in an aggregate amount of approximately $3.7 million.  We responded to Synopsys in June 2010 and denied all claims set forth in the May 2010 letter.  In July 2010, Synopsys responded to our letter.  General discussions between the parties have occurred and additional documents have been exchanged. However, there can be no assurance that the current dispute can be resolved on terms that are acceptable to us.

In fiscal 2011, we recorded a gain from discontinued operations of $0.2 million as a result of receiving a withholding tax refund from discontinued operations.  In fiscal 2010, we recorded a gain from discontinued operations of $0.2 million, primarily as a result of receiving a withholding tax refund of approximately $0.3 million from discontinued operations.  This gain was partially offset by administrative costs for closure of foreign subsidiaries.   The payments and receipts relating to discontinued operations have been reflected as cash activities from discontinued operations in our consolidated statement of cash flows for all periods presented.

At June 30, 2012 and June 30, 2011, we had no assets or liabilities from discontinued operations of ABG.

Note 7.	Restructuring

There was no restructuring activity in fiscal 2012 and 2011.

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

Note 8.	Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	June 30,
	2012	2011
Investments in privately-held companies	$400	$400
Long-term computer aided design licenses	7,224	1,229
Deferred compensation plan assets	1,345	1,332
Other	1,066	325
Other Long-Term Assets	$10,035	$3,286

 There was no impairment loss in 2012, 2011 and 2010.

Note 9.           Accrued Liabilities and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	June 30,
	2012	2011
Accrued compensation and employee-related expenses	$5,593	$6,268
Engineering design software licenses	2,686	100
Customer advance	900	—
Other accrued liabilities	2,673	1,759
Accrued Liabilities	$11,852	$8,127

The components of long-term liabilities are as follows (in thousands):

	June 30,
	2012	2011
Deferred compensation	$1,341	$1,461
Long-term income tax liability	2,241	1,248
Long-term obligation related to engineering design software licenses	4,210	500
Long-term deferred revenue	1,738	1,709
Other	285	313
Other long-term liabilities	$9,815	$5,231

Note 10.     Commitments

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the five years from fiscal 2013 through 2017 were approximately $7.5 million, $0.5 million, $0.4 million, $0.3 million and $0.2 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $6.6 million that are reflected in the Company’s accrued liabilities (see Note 9).  In fiscal 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal 2013 to 2017.

Operating Lease Commitments.   On February 27, 2009, the Company entered into a new operating lease to move our headquarters to Sunnyvale, California for an initial lease period of seven years commencing May 29, 2009, with an option to renew for additional five years.  Payments due to the landlord commence in the seventh month of our occupancy of the space, and the lease includes annual increases of three percent per year plus certain operating expenses.  We account for lease expense based on a straight-line basis of total amounts due over the term of the lease.  At June 30, 2012, the Company’s future minimum payments for operating lease obligations are as follows:

Operating Leases
(In thousands)
2013	$1,309
2014	1,094
2015	1,092
2016	912
2017	64
Total minimum operating lease payments	$4,471

Rent expense under non-cancelable operating leases was approximately $1.3 million in fiscal 2012, 2011and 2010.

Note 11.	Stockholders’ Equity

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

At June 30, 2012, a total of approximately 11.7 million shares of common stock were reserved for issuance upon the exercise of outstanding awards (including stock options, restricted stock units and other awards) under the 1998 Plan and 4.1 million shares were available for future awards.

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

In connection with the amendment and restatement of the 1998 Plan in 2007, we terminated the Directors’ Stock Option Plan, although it remains in place with respect to outstanding awards. As of June 30, 2012, a total of 190,000 shares of common stock were reserved for awards outstanding under the Directors’ Plan, and no shares were available for future awards.

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

 At June 30, 2012, 3.9 million shares had been issued under the Purchase Plan and 1.6 million shares were available for future issuance.

Supplemental Stock Purchase Plan.    The Supplemental Stock Purchase Plan (the Supplemental Purchase Plan), formerly known as the Non-U.S. Purchase Plan, was adopted by our board of directors in July 1998 and amended by the board in May 1999 and October 2005. The Compensation Committee of our board of directors administers the Supplemental Plan. The purpose of the Supplemental Purchase Plan is to provide our employees and consultants who do not provide services in the United States and who participate in the Supplemental Purchase Plan with an opportunity to purchase our common stock through periodic contributions at the same discount and subject to the same general rules as the Purchase Plan. The maximum number of shares reserved under the Supplemental Plan is 60,000. At June 30, 2012, 37,945 shares have been issued under the Supplemental Purchase Plan and 22,055 shares were reserved for future issuance.

Restricted Stock Units.    Restricted stock units are awards that can be granted to any employee, director or consultant which obligates the Company to issue a specific number of shares of the Company’s common stock in the future if the vesting terms and conditions are satisfied.  These awards have a service condition, generally a service period of three years.  The purchase price for the shares is $0.00 per share. Through December 6, 2011, restricted stock unit grants were counted against shares available shares from our 1998 Plan at a ratio of 2.07 to 1.  Restricted stock unit vesting is based on continued service and generally vests over a three-year period from the date of grant, with one-third of the shares vesting on each anniversary of the grant date.  From December 7, 2011 the restricted stock unit grants are counted against shares available shares from our amended and restated 1998 Plan at a ratio of 1.39 to 1.

As of June 30, 2012, 5.7 million shares were available for future awards under all plans.

Activity under our Stock Option Plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding at July 1, 2011	6,121,461	$5.74	4.12		$11,951
Options granted	1,195,831	$5.07
Options exercised	(520,852)	$3.62
Options forfeited	(246,802)	$8.73
Options expired	(570,715)	$8.49
Outstanding at June 30, 2012	5,978,923	$5.40		$
Exercisable at June 30, 2012	4,353,699	$5.18	3.15		$8,671

The weighted-average grant date fair value of options granted in 2012 was $2.73.

          Aggregate intrinsic value represents the excess of our closing stock price on the last trading day of the period over the exercise price multiplied by the number of options outstanding or exercisable. The intrinsic value of options exercised represents the excess of our closing stock price on the exercise date over the exercise price multiplied by the number of options exercised. Total intrinsic value of options at time of exercise was $1.4 million, $39.2 million and $0.9 million for 2012, 2011 and 2010, respectively.

 Non-vested restricted stock unit award activity for the year ended June 30, 2012 is summarized as follows:

	Non-vested Number of Shares	Weighted Average Grant-Date Fair Value
Non-vested balance at July 1, 2011	519,445	$8.51
Awarded	926,638	$5.23
Vested	(177,604)	$4.86
Forfeited	(106,345)	$6.10
Non-vested balance at June 30, 2012	1,162,134	$5.12

For the years ended June 30, 2012 and 2011, we recognized $2.2 million and $1.0 million of compensation expense from restricted stock units granted under our equity incentive plans.  As of June 30, 2012 and 2011, we have $7.8 million and $3.6 million of unrecognized compensation costs from restricted stock units that will be recognized over a weighted-average period of 2.1 and 2.2 years. For the years ended June 30, 2012 and 2011, there were 177,604 and 35,109 restricted stock units vested.  The total fair value of shares vested for the years ended June 30, 2012 and 2011, was $0.9 million and $0.4 million.

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

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options Year Ended June 30,			Employee Stock Purchase Plan Year Ended June 30,
	2012	2011	2010	2012	2011	2010
Expected life (in years)	4.20	4.20	4.20	0.50	0.50	0.50
Risk-free interest rate	0.67%	1.18%	1.99%	0.09%	0.19%	0.27%
Expected volatility	0.71	0.62	0.62	0.76	0.56	0.68
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Grant date fair value	$2.73	$4.38	$1.90	$2.17	$2.75	1.24

Note 12.	Income Taxes

Income before income taxes consisted of the following for continuing operations (in thousands):

	Years Ended June 30,
	2012	2011	2010
United States	$16,582	$18,957	$12,012
Foreign	$513	$2,362	$3,890
Total income before taxes	$17,095	$21,319	$15,902

The provision for income taxes consists of the following (in thousands):

	Years Ended June 30,
	2012	2011	2010
Federal:
Current	$1,784	$(97)	$(482)
Deferred	(876)	—	—
	$908	$(97)	$(482)
State:
Current	4	60	723
Deferred	—	—	—
	4	60	723
Foreign:
Current	1,917	3,811	3,033
Deferred	—	—	—
	1,917	3,811	3,033
Total provision for income taxes	$2,829	$3,774	$3,274

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate to income before taxes from continuing operations as follows (in thousands):

	Years Ended June 30,
	2012	2011	2010
Federal tax at statutory rate	$5,983	$7,536	$5,566
State income taxes, net of related valuation allowance	4	60	733
Stock-based compensation	263	250	158
Changes in valuation allowance	(3,244)	(4,659)	(3,013)
Uncertain tax positions	117	102	(160)
Other	(294)	485	(10)
Total provision for income taxes	$2,829	$3,774	$3,274

The components of the net deferred income tax asset are as follows (in thousands):

	Years Ended June 30,
	2012	2011

Depreciation and amortization related items	$582	$828
Accrued expenses	1,394	1,453
Stock-based compensation	4,573	3,181
Deferred revenue	637	598
Capital loss and tax loss carryforward	5,625	5,595
Tax credit carryforward	388	3,807
Other, net	4	3
Total deferred income tax asset	13,203	15,465
Valuation allowance	(12,327)	(15,465)
Net deferred income tax asset	$876	$—

We have provided a partial valuation allowance against our U.S. net deferred tax assets due to unfavorable recent market trends, difficulty in forecasting future results, and belief that we cannot rely on projections of future taxable income to realize deferred tax assets.  The remaining portion of our U.S. net deferred tax assets that have no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.  Net of these liabilities, we have not recognized any U.S. deferred tax assets as we do not believe such amounts are more likely than not to be realized.  The valuation allowance decreased by $3.1 million in fiscal 2012 and decreased by $6.2 million in fiscal 2011.

There are federal research credit carryforwards of approximately $6.7 million that will expire beginning 2019 through 2032, if not utilized. We also have state research tax credit carryforwards of approximately $8.2 million at June 30, 2012, that have no expiration date. A total of $5.0 million of the federal research credit carryforwards and $5.7 million of the state research credit carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore, will be recorded to additional paid-in-capital in the period in which they are realized.  We also have federal foreign tax credit carryforwards of approximately $9.6 million, which expire beginning in 2015 through 2021, if not utilized.  A total of $9.4 million of the federal foreign tax credit carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore, will be recorded to additional paid-in-capital in the period in which they are realized.

As of June 30, 2012, principally as a result of the disposition of ABG during fiscal 2009, the Company had net operating loss carryforwards of approximately $90.3 million for state income tax reporting purposes, which expire beginning in 2020 through 2031, if not utilized. A total of $12.2 million of the state net operating loss carryforwards are related to excess tax benefits as a result of stock option exercises, and therefore, will be recorded to additional paid-in-capital in the period in which they are realized.

Utilization of federal and state tax credits may be subject to substantial limitation due to the ownership changes provided by the Internal Revenue Code and similar state provisions. The annual limitation may result in expiration of tax credits before utilization.

No provision of current U.S. income taxes has been provided for undistributed earnings of our non-U.S. subsidiaries because these earnings are either considered to be indefinitely reinvested, or have been previously taxed in the U.S. If these earnings were to be repatriated, the Company would be subject to additional U.S. income taxes (subject to adjustments for foreign tax credits).  It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated.

The total amount of gross unrecognized tax benefits was $4.3 million as of June 30, 2010, $4.6 million as of June 30, 2011, and $5.2 million as of June 30, 2012.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.1 million, $1.2 million, and $1.4 million as of June 30, 2010, June 30, 2011, and June 30, 2012, respectively. A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits are as follows (in thousands, prior year reconciliation to exclude discontinued operations for comparative purpose):

	Years Ended June 30,
	2012	2011	2010
Beginning of year	$4,565	$4,331	$3,842
Gross increases related to tax positions for current year	220	92	592
Gross increases related to tax positions for prior year	433	142	28
Gross decreases related to tax positions for prior year	—	—	—
Gross decreases related to lapsing of the statute of limitations	—	—	(131)
End of year	$5,218	$4,565	$4,331

We recognize interest and penalties related to uncertain tax positions as a component of provision for income taxes. Accrued interest and penalties recognized during the periods ended June 30, 2010, June 30, 2011 and June 30, 2012, was ($0.1) million, $0.1 million, and $0.1 million, respectively.  As of June 30, 2011 and June 30, 2012, the total accrued penalties and interest recognized in the statement of financial positions was $0.3 million and $0.4 million, respectively.

Although we file U.S. federal, U.S. state, and foreign tax returns, our major tax jurisdiction is the United States. Our fiscal 2008 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes. The Company does not expect a material change to its unrecognized tax benefits in the next 12 months.

Note 13.	Contingencies

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

Based on our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures, at a reasonable assurance level, were not effective as of June 30, 2012 due to the existence of the material weakness in internal control over financial reporting discussed under “Management’s Report on Internal Control over Financial Reporting” below.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in “Internal Control — Integrated Framework,” our management identified the following material weakness in our internal control over financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the quarter ended June 30, 2012, management determined that the Company did not maintain effective controls over the process of determining and reporting of the provision for income taxes. Specifically, controls relating to the oversight and review of the Company’s calculation of its income tax provision for completeness and accuracy by qualified personnel were ineffective. As a result of lack of oversight and review, errors were identified by our independent auditors affecting income tax expense  for the year ended June 30, 2012  and deferred tax assets and liabilities as of June 30, 2012.  These errors were corrected in the consolidated financial statements as of and for the year ended June 30, 2012.

As a result of the material weakness described above, management believes that, as of June 30, 2012, our internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework.

The effectiveness of our internal control over financial reporting as of June 30, 2012, has been audited by Ernst & Young LLP, an independent registered public accounting firm, who expressed an adverse opinion on the effectiveness of internal controls over financial reporting as stated in their report which is included below.

Sandeep Vij	William Slater
President and Chief Executive Officer,	Vice President and Chief Financial Officer,
MIPS Technologies, Inc.	MIPS Technologies, Inc.

(c)              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MIPS Technologies, Inc.

We have audited MIPS Technologies, Inc.’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). MIPS Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included as Management’s Report on Internal Control over Financial Reporting in Item 9A(b) above. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s process of determining and reporting the provision for income taxes. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MIPS Technologies, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the June 30, 2012 consolidated financial statements, and this report does not affect our report dated September 10, 2012,  which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, MIPS Technologies, Inc. has not maintained effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

                                                                                                                                                                                                                               /s/ Ernst & Young LLP

San Jose, California
September 10, 2012

(d)              Remediation Plan

We have an on-going process of analyzing and improving our internal controls, including those related to material weakness identified by management. Beginning in the first quarter of  2013, we expect to develop and implement a plan to address the material weakness discussed above and to improve our internal control over financial reporting: With regard to the process of accounting for income taxes, our remediation plan is expected to include consideration and implementation of additional review of tax provision and reconciliations by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes.

Changes in Internal Control over Financial Reporting

Other than the material weakness in our controls over the determination and reporting of the provision for income taxes described in Item 9A(b) above, there were no changes in the Company’s internal control over the financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, and Executive Officers and Corporate Governance.

Information concerning our directors is incorporated by reference to the information in the section entitled “Proposal No. 1—Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

Information concerning our executive officers is in Item 1 of this Annual Report on Form 10-K.

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to information in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

We have adopted a code of business conduct that applies to all of our directors, officers and employees and a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and Controller. A copy of this code is located on the Company’s website at www.mips.com.

Item 11.	Executive Compensation

Information regarding executive compensation is incorporated by reference to the information in the section entitled “Executive Compensation” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the information in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

Equity Compensation Plan Information

We maintain the 1998 Long-Term Incentive Plan, as Amended and Restated, Directors’ Stock Option Plan, and Employee Stock Purchase Plan, all of which were approved by our stockholders, and the 2002 Non-Qualified Stock Option Plan and the Supplemental Stock Purchase Plan, neither of which was subject to stockholder approval. The features of these plans are described in Note 11 of our Notes to Consolidated Financial Statements. In connection with the adoption of the 1998 Long-Term Incentive Plan, as Amended and Restated in 2007, we terminated the Directors’ Stock Option Plan and the 2002 Non-Qualified Stock Option Plan, except with respect to awards remaining outstanding under those plans. The following table presents information about these plans as of June 30, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,938,457	$5.41	5,698,236	(2)
Equity compensation plans not approved by security holders	202,600	$5.39	22,055	(3)
Total	7,141,057		5,720,291

(1)	Excludes purchase rights currently accruing under the Employee Stock Purchase Plan and the Supplemental Stock Purchase Plan.

(2)
These shares include 4,089,936 shares that remain available under the 1998 Long-Term Incentive Plan, as Amended and Restated and 1,608,300 shares that remain available under the Employee Stock Purchase Plan. The shares available under the 1998 Long-Term Incentive Plan, as Amended and Restated, may be issued as stock-based awards including incentive and non-statutory stock options, stock appreciation rights, restricted stock, stock units, bonus stock and other stock related awards.

(3)	These shares remain available under the Supplemental Stock Purchase Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions is incorporated by reference to the information in the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

Item 14.	Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference to the information in the section entitled “Fees Paid to the Independent Registered Public Accounting Firm” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission within 120 days after the end of our fiscal year ended June 30, 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements. The following consolidated financial statements and supplementary information and Report of Independent Auditors are included in Part II of this Report:

2.	Financial Statement Schedule:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

	Balance at Beginning of Year	Additions Charged (Credited) to Expenses	Net Deductions (Recoveries)	Balance at End of Year
Allowance for doubtful accounts for the year ended June 30,
2010	$—	$—	$—	$—
2011	$—	$—	$—	$—
2012	$—	$83	$(83)	$—
Valuation allowance for deferred tax assets for the year ended June 30,
2010	$28,090	$—	$(6,474)	$21,616
2011	$21,616	$—	$(6,151)	$15,465
2012	$15,465	$—	$(3,138)	$12,327

Deductions represent uncollectible accounts written off, net of recoveries.

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

Exhibit No.	List of Exhibits

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7
The Tax indemnification Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.01 to the Company’s Form S-8 filed on May 10, 2012).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

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

10.22*	Form of Stock Unit Award Agreement for Consultants (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011).

10.23*
Form of Stock Unit Award Agreement for Consultants Outside the U.S. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.25*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 16, 2007).

10.26*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.27	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

Exhibit No.	List of Exhibits

10.28*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.29*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

10.30*
Letter Agreement and Transition Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.31*
Consulting Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2011).

10.33*	Offer Letter for Frederick Weber dated November 11, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010).

10.34*	Letter Agreement regarding the Special Bonus Plan for the Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2011).

10.35*
Transition Agreement between MIPS Technologies, Inc. and Arthur Swift (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.36*
Consulting Agreement between MIPS Technologies, Inc. and Arthur Swift (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.37
Settlement Agreement, dated October 21, 2011, between MIPS Technologies, Inc. and Starboard (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2011).

10.38*	Offer Letter for William Slater, dated October 25, 2011 (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 27, 2011).

10.39*
Transition and Consulting Agreement, dated November 9, 2011, between MIPS Technologies, Inc. and Maury Austin (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.40**	License Agreement between MIPS Technologies, Inc. and Broadcom Corporation, dated June 29, 2012.

Exhibit No.	List of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

**	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ SANDEEP VIJ
Sandeep Vij
President and Chief Executive Officer.
Date: September 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDEEP VIJ
Sandeep Vij	Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2012

/s/ WILLIAM SLATER
William Slater	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2012

/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director and Chairman of the Board	September 10, 2012

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	September 10, 2012

/s/ ROBERT R. HERB
Robert R. Herb	Director	September 10, 2012

/s/ WILLIAM M. KELLY
William M. Kelly	Director	September 10, 2012

/s/ JEFFREY MCCREARY
Jeffrey McCreary	Director	September 10, 2012

/s/ KENNETH TRAUB
Kenneth Traub	Director	September 10, 2012

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	September 10, 2012

/s/ FRED WEBER
Fred Weber	Director	September 10, 2012

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

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

10.3	The Management Services Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registration Statement).

10.4	The Tax Sharing Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

Exhibit No.	Index of Exhibits

10.5	The Technology Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

10.6	The Trademark Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.6 to the Registration Statement).

10.7
The Tax indemnification Agreement between the Company and Silicon Graphics, Inc. (incorporated herein by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.01 to the Company’s Form S-8 filed on May 10, 2012).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

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

10.22*	Form of Stock Unit Award Agreement for Consultants (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011).

10.23*
Form of Stock Unit Award Agreement for Consultants Outside the U.S. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.25*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 16, 2007).

10.26*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

10.27	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

Exhibit No.	Index of Exhibits

10.28*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.29*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

10.39*
Letter Agreement and Transition Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.31*
Consulting Agreement between MIPS Technologies, Inc. and Sandy Creighton (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32*	Performance-Based Bonus Plan for Executives (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 9, 2011).

10.33*	Offer Letter for Frederick Weber dated November 11, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 12, 2010).

10.34*	Letter Agreement regarding the Special Bonus Plan for the Vice President of Worldwide Sales (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 17, 2011).

10.35*
Transition Agreement between MIPS Technologies, Inc. and Arthur Swift (incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.36*
Consulting Agreement between MIPS Technologies, Inc. and Arthur Swift (incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.37
Settlement Agreement, dated October 21, 2011, between MIPS Technologies, Inc. and Starboard (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 24, 2011).

10.38*	Offer Letter for William Slater, dated October 25, 2011 (incorporated herein by reference to Exhibit 10.01 to the Company's Current Report on Form 8-K filed on October 27, 2011).

10.39*
Transition and Consulting Agreement, dated November 9, 2011, between MIPS Technologies, Inc. and Maury Austin (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2011).

10.40**	License Agreement between MIPS Technologies, Inc. and Broadcom Corporation, dated June 29, 2012.

Exhibit No.	Index of Exhibits

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

**	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.