Form 10-K/A
period 2012-06-30
MIPS TECHNOLOGIES INC
filed 2012-10-26
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

    MIPS Technologies, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (SEC) on September 10, 2012 (Annual Report), in order to supplement the Annual Report to provide information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K.  In addition, we are also filing as exhibits to this Amendment No. 1 the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  The references in the Annual Report to the incorporation by reference of our Proxy Statement into Part III of the Annual Report are hereby amended to delete such references.

    Except as otherwise expressly stated in this Amendment No. 1, this Amendment No. 1 continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with our Annual Report and any other filings we made with the SEC subsequent to the filing of the Annual Report.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

DIRECTORS

Our board members serve staggered three-year terms. The Board of Directors has the ability to change the size and composition of our Board of Directors. Our Bylaws provide that any director who has been elected to fill a vacancy by the Board of Directors shall stand for election at the next annual meeting of stockholders, in such class as shall be determined by the Board.  Recently, our Board of Directors increased the size of the Board of Directors from seven to nine directors, effective as of the 2011 annual meeting of stockholders.

Our Board of Directors currently consists of nine directors, divided into three classes as set forth in the following table:

Class	Expiration of Term	Board Members
Class I	2014 Annual Meeting	Robert R. Herb Robin L. Washington Frederick Weber
Class II	2012 Annual Meeting	Fred M. Gibbons Jeffrey S. McCreary Sandeep Vij
Class III	2013 Annual Meeting	Kenneth L. Coleman William M. Kelly Kenneth H. Traub

The Company’s Board of Directors seeks, among other things, to have members with a variety of backgrounds and experiences. Set forth below is a brief description of the experience, qualifications, attributes or skills of each director that led the Board of Directors to conclude that it is in the best interests of stockholders to vote in favor of such director nominees.  The age of each director is calculated as of October 15, 2012.

Name	Principal Occupation and Business Experience

Kenneth L. Coleman Age: 69 Board Member since January 1998
Board Member, Accelrys, Inc. Since May 2003, Mr. Coleman has served as a member of the Board of Directors of Accelrys, Inc., and served as Chairman from 2006 to 2012. He was Founder, Chairman and CEO of ITM Software Corporation, an enterprise software company, from October 2000 until December 2005. Prior to that, from January 1987 to August 2001, Mr. Coleman served in various senior executive positions at Silicon Graphics, Inc. or SGI, a manufacturer of high performance computer solutions, such as Executive Vice President of Global Sales, Service and Marketing, Senior Vice President, Customer and Professional Services and Senior Vice President, Administration. Prior to joining SGI, Mr. Coleman was Vice President of Product Development at Activision, Inc., a developer of video game products. Mr. Coleman is a member of the board of directors of United Online, an internet service provider, City National Bank and Accelyrs (former Chairman), a scientific data software provider.  Mr. Coleman joined the Company’s Board of Directors in January 1998.

Mr. Coleman’s background in sales and marketing is complemented by his prior service as a chief executive officer of a software company. Mr. Coleman’s contributions are augmented by his experience as an outside director of multiple public companies.

Fred M. Gibbons Age: 63 Board Member since July 1998
Consulting Professor, Stanford University. Since 2006, Mr. Gibbons has been a Consulting Professor in the Electrical Engineering department at Stanford University. In 1995, Mr. Gibbons founded Venture-Concept, an investment firm based in California, and was a Partner until 2006. From 1995 through 1999, Mr. Gibbons was a lecturer at the Stanford University Graduate School of Electrical Engineering. In 1980, Mr. Gibbons founded Software Publishing Corporation based in San Jose, California, a company engaged in the development of software systems for personal computer applications, and was its Chief Executive Officer through 1994.  Mr. Gibbons joined the Company’s Board of Directors in July 1998.

Mr. Gibbons brings to the Board of Directors an engineering background as well as skill in the development of information technology businesses. He has valuable experience gained from service in the academic, corporate and venture capital arenas.

Robert R. Herb Age: 50 Board Member since January 2005
Venture Partner, Scale Venture Partners (formerly known as BA Venture Partners), a technology and healthcare venture capital firm, since July 2005. Mr. Herb was formerly an Executive Vice President and Chief Marketing Officer of Advanced Micro Devices, Inc. or AMD, a leading international semiconductor company. From 1983 to 2004, Mr. Herb served in a number of executive positions with AMD, including Vice President of Strategic Marketing for AMD’s Computation Products Group from 1996 to 1998, and Senior Vice President and Chief Marketing Officer from 1998 to 2000. He was promoted to Executive Vice President, Chief Marketing Officer and made a member of the office of the CEO in 2000. Mr. Herb is a member of the board of directors of Enpirion, Inc., NComputing, Inc., and Siimpel, Inc.  Mr. Herb joined the Company’s Board of Directors in January 2005.

Mr. Herb has leadership experience as the former chief marketing officer of a global semiconductor company. His marketing expertise is accompanied by a venture capital background and technology acumen.

William M. Kelly Age: 59 Board Member since January 1998
Partner, with the law firm of Davis Polk & Wardwell LLP. Mr. Kelly has been a partner with Davis Polk & Wardwell since January 2000. Prior to that time, Mr. Kelly served in several capacities with SGI. Mr. Kelly joined SGI in 1994 as Senior Vice President, Business Development, General Counsel and Secretary and, from 1997 to 1999, served as Senior Vice President, Corporate Operations of SGI. During 1996, Mr. Kelly also served as Senior Vice President, Silicon Interactive Group of SGI and as acting Chief Financial Officer of SGI from May 1997 to February 1998.  Mr. Kelly joined the Company’s Board of Directors in January 1998.

Mr. Kelly provides to the Board of Directors expertise in corporate finance, operations, business development, and legal matters, including experience gained in various roles with SGI and as a partner at the law firm of Davis Polk & Wardwell.

Name	Principal Occupation and Business Experience

Jeffrey S. McCreary Age: 55 Board Member since December 2011
Mr. McCreary has been an independent management consultant since 2006 and has served as a board member of the Isola Group, a provider of materials used to manufacture printed circuit boards, since 2006 and IDT Semiconductor, a manufacturer of low-power, high-performance mixed-signal semiconductors since June 2012.  Mr. McCreary also served as a board member of the Gennum Corporation, a provider of semiconductor solutions and intellectual property cores from 2008 to April 2012.  Mr. McCreary is a former Senior Vice President at Texas Instruments, which develops analog, digital signal processing RF and DLP semiconductor technologies.  Mr. McCreary was the Manager of Texas Instruments’ Worldwide Sales and Marketing, from 1998 through 2005, where he directed the global sales organization and was responsible for $12 billion dollars in revenue. Mr. McCreary held a variety of other executive positions within Texas Instruments, including the General Manager of Advanced Logic Products and General Manager of Worldwide Military Semiconductors. Mr. McCreary has led organizations conducting product design and development, manufacturing, marketing, and sales. His book, “Creating the I in Team” was published in 2007.  He is also currently working as a special consultant to the National Hockey League (NHL) Coaches Association.  Additionally, Mr. McCreary is a long-time member of the Board of Trustees of the Rose-Hulman Institute of Technology.  Mr. McCreary holds a bachelor's degree in electrical engineering from the Rose-Hulman Institute of Technology and received an honorary doctorate in engineering from the Rose-Hulman Institute of Technology in 2004. Mr. McCreary joined the Company’s Board of Directors in December 2011.

Mr. McCreary's technology expertise, together with his experience as an executive and director of technology companies, including Texas Instruments, well qualifies him to serve on the Board of Directors.

Kenneth H. Traub Age: 51 Board Member since December 2011
President and Chief Executive Officer of Ethos Management, a private investment and consulting firm since January 2009.  From April 1999 until its acquisition by JDS Uniphase Corp. (“JDSU”) in February 2008, Mr. Traub served as President, Chief Executive Officer and a member of the board of directors of American Bank Note Holographics, Inc. (“ABNH”), a publicly traded, global leader in product and document security.  Mr. Traub managed an extensive turnaround of ABNH, and under his leadership, ABNH’s stockholders enjoyed a gain of over 1000% from 2001 to 2008.  Following the acquisition of ABNH, Mr. Traub served as Vice President of JDSU through September 2008.  Prior to ABNH, Mr. Traub was a founder, Executive Vice President and Chief Financial Officer of Voxware, Inc., a publicly traded supplier of voice processing software, and Vice President of Finance of Trans-Resources, Inc., a privately held multi-national holding company.  Mr. Traub currently serves as Chairman of the Board of Directors of MRV Communications, Inc., a leading provider of optical communications network infrastructure equipment and services.  Mr. Traub also currently serves on the Board of Directors of iPass, Inc., a global provider of mobility software and services, DSP Group, Inc., a leading global provider of wireless chipset solutions for converged communications, and Athersys, Inc., a biotechnology company engaged in the discovery and development of therapeutic product candidates designed to extend and enhance the quality of human life. In addition, Mr. Traub is currently Chairman of the Board of Directors of Omnego, Inc., a privately held software company which supplies a platform for digital cards, tickets and coupons for mobile devices.  Mr. Traub served on the Board of Directors of Phoenix Technologies, Inc. from December 2009 until its sale in December 2010 and also served as Chairman of the Board of Directors of the New Jersey chapter of the Young Presidents Organization in 2010 and 2011.   Mr. Traub received a Masters in Business Administration from Harvard Business School and a B.A. from Emory University. Mr. Traub joined the Company’s Board of Directors in December 2011.

Mr. Traub brings significant operational, financial and leadership experience from his roles as a senior executive of various companies, including ABNH, where he managed an extensive turnaround and orchestrated its sale to JDSU.  He brings a wealth of board experience and corporate governance awareness from his current and past service as a director of various public and private companies.

Name	Principal Occupation and Business Experience

Sandeep Vij Age: 47 Board Member since January 2010	Chief Executive Officer and President of MIPS Technologies, Inc. Mr. Vij has served as our Chief Executive Officer and our President since January 2010 and has served on the Company’s Board of Directors since January 2010. He has more than 20 years of senior-level management and marketing experience in the semiconductor industry. Prior to assuming his current position, Mr. Vij served as Vice President and General Manager of the Broadband and Consumer Division of Cavium Networks, a company specializing in network and security processors, from February 2009 to January 2010 and VP of Strategic Markets and Business Development of Cavium Networks from January 2008 through February 2009. From 1996 to January 2008, Mr. Vij was on the executive staff of Xilinx Inc., a digital programmable logic manufacturer. From 2007 to 2008 he served as VP of Worldwide Marketing, Services and Support at Xilinx. From 2001 to 2007, he served as VP of Worldwide Marketing at Xilinx. From 1997 to 2001, he served as VP and GM, General Products Division at Xilinx where he held profit and loss responsibility for their high-volume Field Programmable Gate Array (FPGA) products. Prior to Xilinx, Mr. Vij also worked at Altera Corporation, a manufacturer of programmable logic devices, in a variety of marketing and management roles. Mr. Vij serves on the board of directors of Coherent, Inc., a laser and photonics company.

As President and Chief Executive Officer, Mr. Vij contributes leadership experience accumulated from more than 20 years of service in multiple executive roles at leading technology companies. These roles have required knowledge of the semiconductor industry, as well as expertise in management, marketing and business development.

Robin L. Washington Age: 50 Board Member since April 2008
Senior Vice President and Chief Financial Officer of Gilead Sciences, Inc., a biopharmaceutical company, since May 2008. From 2006 to 2007, Ms. Washington was Chief Financial Officer of Hyperion Solutions, a business performance management software company, which was acquired by Oracle Corporation in March 2007. From 1986 to 2005, Ms. Washington served in a number of executive positions with PeopleSoft, a software company focused on human resource management, financial management, and customer relationship management products, most recently in the role of Senior Vice President and Corporate Controller.  From May 2005 to November 2007, Ms. Washington served on the board of directors of Tektronix, Inc. (which was acquired by Danaher).  Ms. Washington joined the Company’s Board of Directors in April 2008.

Ms. Washington provides valuable experience as the Chief Financial Officer of a large publicly traded corporation.  Her finance and accounting experience is especially helpful in her role as a member of the Company’s Audit and Corporate Governance Committee.

Frederick Weber Age: 48 Board Member since November 2010	Mr. Weber has been retired since 2009, but has served as a board member of SeaMicro, Inc., a provider of energy efficient computer servers, since 2009, and GlassPoint Solar, Inc., a manufacturer of solar steam generators for the oil and gas industry, since 2009. Mr. Weber was the founder and former president and CEO of MetaRAM Inc., a semiconductor company, from 2006 to 2009. Prior to that, from 1997 to 2006, Mr. Weber held various design and executive positions at AMD, the last of which was corporate vice president and Chief Technology Officer. At AMD, Mr. Weber pioneered the company’s Athlon and Opteron processors. Mr. Weber began his career working with Gordon Bell at Encore Computer Corporation from 1985 to 1987, where he focused on parallel software development. He also worked with influential startups, including Kendall Square Research from 1987 to 1993 and Nexgen from 1994 to 1997. He is a member of the National Academy of Engineering. Mr. Weber is a member of the Boards of Directors of SeaMicro, Inc. and GlassPoint Solar, Inc. Mr. Weber joined the Company’s Board of Directors in November 2010.

Mr. Weber provides extensive engineering expertise to the Board of Directors as well as valuable experience in the development of processor technology. In addition, he has leadership, operations and management experience from his years of service at AMD and other companies.

Information regarding our executives is incorporated by reference from the information set forth under the caption "Executive Officers of the Registrant" in PART 1, Item 1 of the Annual Report.

AUDIT COMMITTEE

Our Board of Directors has established the Audit and Corporate Governance Committee. Each member of the committee is an independent director in accordance with NASDAQ standards, and meets the special independence standards established by the Securities and Exchange Commission (“SEC”) for audit committees.

During fiscal 2012, the members of the Audit and Corporate Governance Committee were Mr. Kelly (Chairman), Mr. Gibbons, Mr. Traub, and Ms. Washington.  Mr. Gibbons was a member of the Audit and Corporate Governance Committee until December 2011, at which point Mr. Traub was appointed to the Committee. Our Board of Directors has determined that Mr. Kelly and Ms. Washington satisfy the definition of an “audit committee financial expert” under SEC rules. This designation does not impose any duties, obligations or liabilities on Mr. Kelly and Ms. Washington that are greater than those generally imposed on them as members of the Audit and Corporate Governance Committee and the Board of Directors, and their designation as audit committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of the Audit and Corporate Governance Committee or the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, executive officers, and any persons holding more than 10% of our common stock are required to report to the Securities and Exchange Commission and the NASDAQ National Market their initial ownership of our stock and any subsequent changes in that ownership. Based on a review of Forms 3, 4 and 5 filed pursuant to the Exchange Act furnished to us, we believe that during fiscal 2012, our officers, directors and holders of more than 10% of our common stock filed all Section 16(a) reports on a timely basis.

CODE OF CONDUCT AND CODE OF ETHICS

We maintain a Code of Business Conduct (“Code”), which incorporates our written code of ethics that is applicable to our Chief Executive Officer, Chief Financial Officer and Controller. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code is available on our website at http://www.mips.com by clicking on “Company,” then “Investor Relations,” and finally on “Corporate Governance.” Changes to or waivers of the code of ethics will be disclosed on the same website.

Item 11.   Executive Compensation

EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

    This Compensation Discussion and Analysis describes our executive compensation philosophy, programs and decisions relating to the following named executive officers for fiscal year 2012;

•	Sandeep Vij – Chief Executive Officer and President;

•	William Slater – Vice President, Chief Financial Officer;

•	Maury Austin – Vice President, Chief Financial Officer;

•	Ravikrishna Cherukuri – Vice President, Engineering;

•	Gail Shulman – Vice President, General Counsel; and

•	Gideon Intrater – Vice President, Marketing

Mr. Austin served as Chief Financial Officer until his retirement, effective November 9, 2011.

OVERVIEW OF OUR COMPENSATION PROGRAM

We seek to invest our resources to grow our business in a manner that will increase stockholder value. To further this objective, our Compensation and Nominating Committee has designed our compensation program to support and reward the achievement of our financial goals and to promote the attainment of other key business objectives.  The main objectives of our compensation program are aligning the interests of our executive officers with those of our stockholders, paying for performance, and attracting, motivating and retaining qualified executives.

In order to conduct our business effectively, we must attract and retain executive officers who are highly skilled and have significant experience in the high technology industry, and in particular in semiconductors including microprocessor design. Our headquarters are located in the San Francisco Bay Area of California. Competition for skilled senior executives in this market is very competitive. Consequently, our compensation program for our executive officers has the objective, as is the case for all of our employees, of better enabling us to attract effective personnel and retain them in the competitive market place in which we operate.

The compensation program that we provide for our executives, including our named executive officers, has three main components:

•	Salary

•	Bonus

•	Equity compensation

We also provide our executive officers with benefits under plans generally available to all employees in the particular geography, a deferred compensation program in the U.S., and an automobile or automobile allowance to certain executive officers where relevant to their jobs.

SUMMARY OF FISCAL 2012 COMPENSATION PROGRAM

The following is a summary of the important aspects of our fiscal 2012 executive compensation:

•
Base salary increases for two executive officers, which took into account such executives’ experience, performance, and responsibilities, and comparable executive officer salaries within the Company’s peer group.

•	Fiscal 2012 bonus awards were based on Company revenue, which grew 5% on a year-over-year basis, and pro forma operating income, which decreased by 19% compared to fiscal 2011.

•	In fiscal 2012, we used a mix of equity-based compensation, consisting of stock option awards and time-based restricted stock unit awards, each vesting over three year periods.

•	In fiscal 2012, our benefit programs for our executive officers included the following:

➢	Benefits generally available to all employees such as our employee stock purchase plan, health insurance plan, and a qualified 401(k) savings plan.

➢
Non-qualified voluntary deferred compensation program for U.S. director-level employees and above. This program encourages retirement savings because the company does not maintain a defined benefit retirement program.

➢	An automobile or automobile allowance to one executive (VP of Worldwide Sales), which is necessary to that executive’s responsibility to regularly visit customers.

PROCESS FOR DETERMINING EXECUTIVE COMPENSATION

Our Compensation and Nominating Committee has engaged an executive compensation consultant to assist it in establishing the compensation of our executive officers. This consultant, Frederic W. Cook & Co., Inc. has provided executive compensation advice to the Compensation and Nominating Committee for over nine years.

With the assistance of our compensation consultant we have identified a list of peer companies whose compensation we evaluate and use to help us establish the amounts of each element of compensation that we pay to our executive officers. These peer companies are primarily in semiconductor-related businesses, with select companies from the broader technology hardware and equipment industry, and are broadly similar in size based on sales, market capitalization and number of employees. At the time of our most recent competitive pay study, annual revenues for the trailing 12 months ranged from $60 million to $254 million, market capitalizations as of April 30, 2012 ranged from $175 million to $1,090 million and total employees ranged from 162 to 885.  These ranges exclude ARM Holdings, which is also included in the peer group, despite being significantly larger in sales ($764 million), market capitalization ($11,619 million) and total employees (2,116), as we regard it as a primary competitor for business and executive talent. We believe these peer companies are relevant for comparative purposes since they require key employees with a similar set of knowledge and skills and are subject to similar market conditions for executive talent. In addition to the evaluation of this peer group, we also use compensation surveys to obtain relevant compensation information, including the Radford surveys that focus on the technology industry.

The list of companies comprising our peer group is reviewed each year to determine whether any changes should be made.  In May 2011, the peer group was reconfigured to fit MIPS’ financial size, profitability and performance, and in light of the fact that a number of the fiscal 2011 peers had been acquired. The peer companies that we used in establishing fiscal 2012 compensation guidelines were: ARM Holdings, CEVA, DTS, Faro Technologies, Inphi, Kopin, Mindspeed Technologies, Nanometrics, Rubicon Technology, Rudolph Technologies, Silicon Image, Stratasys, Supertex, Ultratech, and Voltera Semiconductor Corporation.  Peers eliminated from the fiscal 2011 group were: Advanced Analogic Technology, California Micro Devices, Entropic Communications, Exar Corporation, GSI Technology, ikanos Communications, Intellon, Magma Design Automation, Microtune, Pericom Semiconductor Corporation, PDF Solutions, PLX Technology, Techwell, TranSwitch, Trident Microsystems, and Virage Logic.

The group of fiscal 2012 peer companies was also used in establishing fiscal 2013 compensation guidelines.

Our Compensation and Nominating Committee approves the compensation for our executive officers other than our Chief Executive Officer and recommends for approval by the full Board of Directors the compensation for our Chief Executive Officer. In establishing compensation of executive officers other than our Chief Executive Officer, the committee reviews recommendations of our Chief Executive Officer.

COMPENSATION RISK ASSESSMENT

In determining compensation, the Compensation and Nominating Committee strives to create incentives that encourage an appropriate level of risk-taking behavior consistent with our business strategy. In 2012, the Compensation and Nominating Committee undertook a review of the compensation programs for our executive officers, as well as for our other employees, to assess whether those programs encourage excessive risk taking that would create a material risk to our economic viability. Based on that review, the Compensation and Nominating Committee concluded that our compensation programs do not present any such material risk that would be reasonably likely to have a material adverse effect on the Company. In reaching this conclusion, the Compensation and Nominating Committee considered various characteristics of our compensation programs, including characteristics that discourage excessive or unnecessary risk taking.

ELEMENTS OF COMPENSATION

The following is a discussion of why we choose to pay each element of compensation and our objectives in doing so. As further explained below, we generally set our executive salaries and target bonuses at the 75th percentile of the peer group. We use this level for two reasons. First, our business does not involve the production of a physical product like the semiconductor companies included in the peer group. We have very limited investments in our physical facilities or in a manufacturing and distribution capability. Rather, we derive our revenue from the development, and the marketing and sales, of the highly complex architectures, processor cores and other semiconductor designs that we undertake to develop more effectively than our customers can develop on their own, or obtain from one of our competitors. As such, we believe that we are particularly reliant on executive and key employee talent that can continue to develop products for, and sell them to, our very discerning customer base, which in turn necessitates a higher competitive positioning of pay. Second, we have used this relative pay scale since the formation of our company as a separate subsidiary of our former parent over 14 years ago. We believe that we will be most effective in attracting, retaining and motivating our executives if we maintain an overall compensation philosophy that is consistent with that which we have used historically to attract and retain our key employees.

On occasion, the Company has set an executive officer’s salary and target bonus at a level above or below the 75th percentile of the peer group.  This may be due to a number of factors, including executive officer performance, Company performance, the difficulty of benchmarking certain positions against other companies, market changes in Silicon Valley compensation practices, and other compensation metrics considered by the Compensation and Nominating Committee (including Radford surveys).

Salary. We set salary amounts at levels that we believe will enable us to be competitive for executive talent in our markets, based on the review of the data provided by our compensation consultant and other market data, as described above. We generally establish salaries that match, approximately, those paid at the 75th percentile of the peer companies that we have identified. The salary component of compensation assures our executives a reasonable level of income at a competitive rate and we believe that paying above-median salaries helps us to attract the highest level of executive talent.  On occasion, the Company has set an executive officer’s salary at a level that deviates from the 75th percentile of the peer group consistent with the reasons described above.

Bonuses. We believe that a significant percentage of the annual cash compensation that is available to be earned by our executive officers should be tied to the achievement of corporate performance objectives, and that this serves to motivate our executive officers to meet or exceed company performance targets and provides the proper incentives for such achievement. We maintain our Performance-Based Bonus Plan for Executives with this goal in mind, as well as to enable us to offer our executive officers the opportunity to earn competitive levels of cash compensation. As with our executive officers' salaries, the target cash bonuses under our Performance-Based Bonus Plan are generally set at levels that will enable our executive officers to be paid cash bonuses near the 75th percentile of our peer companies if we achieve our financial plan, and more if we exceed the plan and less if we do not.  On occasion, the Company has set an executive officer’s target bonus at a level that deviates from the 75th percentile of the peer group consistent with the reasons described above.

Under our Performance-Based Bonus Plan for Executives, a specified percentage of the executive officer’s base salary is established as the target bonus and, if earned, is paid in a single payment after the end of the fiscal year. Bonuses are paid to the extent that we achieve both the revenue and operating income targets contained in the financial plan that our Board of Directors approves each year for the operation of our business. We have chosen these two metrics as the basis for management bonuses because we believe that revenue growth is the key to our ability to enhance stockholder value. Our revenues consist of both contract revenue and royalties and, to the extent that we are successful in increasing contract revenues in any given period, we not only increase revenue for that period but also position ourselves for the possibility of receiving increased royalties in the future. We include operating income as a second metric in order to encourage discipline in the management of our business and in the pursuit of the higher revenues that are our goals. For purposes of the executive bonus plan, operating income is calculated on a pro forma basis, which excludes certain amounts such as stock based compensation expense, acquisition charges and restructuring charges. For fiscal 2012, the revenue and pro forma operating income targets contained in the financial plan approved by the Board of Directors were $75.5 million and $6.6 million, respectively. We believe this basic model for our executive bonus plan is well understood by both our executive officers and our Compensation and Nominating Committee and that it is effective in motivating our management and is regarded as fair by them in its operation.

Under the Performance-Based Bonus Plan for Executives, an executive officer’s target bonus is multiplied by a multiplier, which is calculated based on overall corporate performance for the fiscal year and the executive officer’s individual performance for the fiscal year.  The corporate performance component constitutes four-fifths of the bonus multiplier and the individual performance component constitutes one-fifth of the bonus multiplier. The corporate performance component of the multiplier is tied to the revenue and operating income targets contained in the financial plan that the Board of Directors approves each year. The corporate performance component of the bonus multiplier will be zero if we fail to achieve at least 80% of the revenue and operating income targets set forth in the financial plan.  The individual performance component is tied to a set of goals established by the CEO for each executive. The goals for the CEO are set by the Compensation and Nominating Committee. If the corporate performance component of the bonus multiplier is zero, an executive may still be eligible for a bonus if he or she has met their individual performance goals.

A maximum bonus payment of two times the target percentage is payable under the Performance-Based Bonus Plan for Executives. The maximum bonus payment of two times the target percentage will be paid only if actual revenues and actual operating income both achieve plan targets and operating income exceeds the plan target by 30% or more, and if the executive has received the highest possible number for the individual performance component of the bonus multiplier.  When actual performance falls between the 80% level and the 130% levels for revenues and operating income, as applicable, a bonus payment shall be made according to a formula based on the revenue and operating income targets. In establishing operating income levels for this plan we do not take account of certain income or expense items that we did not anticipate in establishing the plan and that are not reflective of the effectiveness of our operations, such as charges associated with acquisitions, divestitures and restructuring.

We choose to pay bonuses if we achieve less than 100% of our targets, because we do not believe it is effective to have a 100% cliff payment of bonus tied to complete achievement of our financial plan, which, as further discussed below, is not certain of achievement in any given year. That is, we believe that it is important to continue to motivate our executives for improved performance even when it becomes evident that plan levels of operating results will not be attained. We selected 80% as the threshold for this purpose because this level of achievement would still represent substantial attainment of our financial plan, and so that the plan would continue to motivate our executives when our operating results may be negatively impacted by difficult economic times.  In fiscal 2012 we made bonus payments to our executive officers under the Performance-Based Bonus Plan for Executives; additional information regarding such bonus payments is set forth below.

We have a two-component bonus program for our Vice President of Worldwide Sales. This vice president participates in the Performance-Based Bonus Plan with other executives. In addition, this vice president is eligible to earn a separate bonus under the Special Bonus Plan for the Vice President of Worldwide Sales based on achievement of the annual license revenue goal.

Under the Special Bonus Plan, the Vice President of Worldwide Sales is eligible for a bonus (in an amount up to 1/4% of the company’s annual license revenue) based on achievement of the annual license revenue goal in the corporate financial plan.  The bonus is calculated as follows: an amount equal to 1/4% (that is, 0.0025) of the company’s license revenue accrues on a linear basis, but the bonus is only payable if the company achieves at least 80% of the license revenue goal set forth in the corporate financial plan.  The bonus amount percentage shall remain at 1/4% if the license revenue goal is exceeded during the fiscal year.  The payout is subject to adjustment on the discretion of the CEO and upon the advice and consent of the Compensation and Nominating Committee.  The corporate financial plan is approved annually by the Board of Directors for the fiscal year and includes an annual license revenue goal to be used for the purposes of the bonus calculations above. The amount of the bonus that can be earned under this plan is not subject to a maximum limit.

In the case of each of the Bonus Plans, our Compensation and Nominating Committee and the Board of Directors, retains the discretion to grant bonuses in amounts that are higher or lower than the amounts determined under the formula provided in each of the Bonus Plans.  In fiscal 2012, the Board of Directors exercised its discretion to lower the corporate performance component of the multiplier from a 2 to a l under the Performance-Based Bonus Plan for Executives.  This resulted in a lower bonus payment to the executives under this plan. In addition, the Board of Directors determined that, under the Performance-Based Bonus Plan for Executives for fiscal 2012, executives should receive 50% of the bonus in cash and 50% of the bonus in the form of restricted stock units (based on the current market price at the time of the grant) that vest one year following the date of grant (and would accelerate upon a change of control of the Company).

In connection with our hiring of individuals to serve as executive officers or retention of such officers, we may agree to pay certain relocation or similar bonuses or agree to certain minimum payments of our performance bonuses as we believe is necessary to allow us to attract or retain such individual and to allow us to provide an optimal compensation package.

Equity Compensation. We have for many years granted our U.S. executive officers equity awards in the form of stock options. We believe that stock options are appropriate because they have value only if the price of our stock increases after the date of grant, and that they thereby effectively connect compensation with increased stockholder value. In addition, our stock options help retain key employees because they typically become exercisable over a vesting period of 36 months and if not exercised are forfeited if the employee leaves the employ of the Company. The vesting schedule also helps keep employees focused on our long-term performance. In fiscal 2006, the Board of Directors reduced the term of options granted under the Company’s equity-based compensation plans from ten years to seven years in order to reduce the expense of such option awards, and at that time reduced the standard vesting schedule from 50 to 36 months. The Compensation and Nominating Committee reviews the trends and data regarding equity compensation for executives in the peer group, and considers the recommendations of the CEO in light of prior grants and the desire to retain executives in granting annual stock option renewals.

Beginning in fiscal 2010, we have also granted restricted stock unit awards to our executive officers. Our restricted stock unit awards typically vest over a three year period with one third of the restricted stock units vesting on each of the first three annual anniversaries of the grant date. Stock option grants are by nature more sensitive to changes in our stock price because they only have value to the extent the market price of the underlying shares appreciates over the exercise price of the option. Restricted stock units, on the other hand, continue to provide value and serve as a meaningful retention vehicle for our executive officers, even in periods of declining stock prices. The Compensation and Nominating Committee reviews the trends and data regarding equity compensation for executives in the peer group, and considers the recommendations of the CEO in light of prior grants and the desire to retain executives in granting annual restricted stock unit renewals.

Generally, we make annual grants of stock options, and beginning in fiscal 2011 annual grants of restricted stock units, to our executive officers. In July 2006 our Compensation Committee determined that the annual grants would typically be made each year on August 15 (or on the next business day if August 15 falls on a weekend). However, in August 2012, the Board of Directors elected not to grant annual renewal grants to our executive officers in respect of fiscal 2013.

We grant new hire stock option awards and new hire restricted stock unit awards to new executive hires. New hire grants are made on the last Thursday of each month to all employees (including executives) who commenced employment by the Monday immediately preceding the last Thursday of the month.  During fiscal 2012, a new hire grant of stock options and restricted stock units was made to one of our executives (Mr. Slater) in connection with his hiring, and a promotion grant of options and restricted stock units was made to one of our executives (Mr. Intrater) in connection with his promotion.

We believe that a mixture of stock options and restricted stock units is an effective way to compensate our executive officers and offers them a long-term equity incentive opportunity with the appropriate balance of risk, performance and retention.  A mixture of stock options and restricted stock units also allows the Company to remain competitive with the compensation practices of our peer companies.  In addition, a mixture of stock options and restricted stock units enhances the retention value of our overall long-term incentive program, but continues to align the program with stockholder interests because the ultimate value delivered is tied to stock price performance.

Benefits. We also provide our executives with benefits that are generally available to all our salaried employees in the particular geography, such as for U.S. executives participation in our employee stock purchase plan, health insurance, 401(k) plan (under which the Company matches contributions up to $2,500 in order to encourage employees to invest in the savings program) and a deferred compensation program available to all employees at a level of director and above. For further discussion, see “Non-Qualified Deferred Compensation Plan” below. The Company does not provide a traditional defined benefit retirement plan, so the deferred compensation program provides a means for U.S. executives to structure their own savings plan. In addition, one of our executives, Mr. Holtzinger, received an automobile allowance in fiscal 2012.

Relationship of the Compensation Elements. We view the elements of compensation as related but distinct. The level of each compensation element is based in part, but not exclusively, on competitive benchmarking consistent with our key compensation objectives. We do not have a policy for allocating compensation between our cash compensation, which is paid as salary or earned as bonus each year, and our equity compensation, which may be regarded as long term compensation because of the vesting provisions and the length of the option or restricted stock unit term.

FISCAL 2012 COMPENSATION

The compensation of our executive officers for fiscal 2012 was consistent with the objectives and programs discussed above. The salaries for our Chief Executive Officer and our Vice President of Engineering were increased for fiscal 2012, consistent with our strategy for the payment of salaries to our executive officers as discussed above. No salary increases were made for the other named executive officers.

Bonuses were paid to our executive officers for fiscal 2012 under the Performance-Based Bonus Plan for Executives.  The Vice President of Worldwide Sales also received a separate bonus under the Special Bonus Plan for the Vice President of Worldwide Sales. For fiscal 2012, the revenue and pro forma operating income targets contained in the financial plan approved by the Board of Directors were $75.5 million and $6.6 million, respectively, and the actual amounts of revenue and pro forma operating income were $86.2 million and $20.6 million, respectively. Pro forma operating income is calculated by taking Generally Accepted Accounting Principles operating margin less certain non-cash costs (such as stock compensation expenses) and other exceptional charges (such as restructuring or severance expenses).

For fiscal 2012 the target level of bonus under the Performance-Based Bonus Plan for Executives was 90% for the CEO, 60% for the Vice President of Engineering, 50% for the Chief Financial Officer, the General Counsel, and the Vice President of Marketing, and 40% for the Vice President of Corporate Development & Strategy and the Vice President of Sales.  For fiscal 2012, the target level of bonus under the Special Bonus Plan for the Vice President of Worldwide Sales was equal to 1/4% of the Company’s license revenue for the fiscal year (accruing on a linear basis), but the bonus was only payable if the Company achieves at least 80% of the license revenue goal set forth in the corporate financial plan.  The financial plan for fiscal 2012 was set with the same approach as used in prior years, which was to establish somewhat aggressive, but achievable, levels of growth. To put this approach into the context of our compensation practices, we have used a similar bonus program since fiscal 2000. In the eleven fiscal years from fiscal 2000 to fiscal 2011, our operating results, and resulting bonuses, exceeded the target levels five times, and our operating results fell below the applicable threshold six times, resulting in no bonus payments in those years. For fiscal 2012, the revenue and pro forma operating income targets contained in the financial plan approved by the Board of Directors were $75.5 million and $6.6 million, respectively, and the actual amounts of revenue and pro forma operating income were $86.2 million and $20.6 million, respectively.  For fiscal 2012, the Board of Directors determined to limit the corporate performance component of the multiplier to a 1 (for purposes of the payout of the executive bonuses) and that the executive bonuses should be paid 50% in cash and 50% in the form of restricted stock units (based on the market price at the time of grant) that vest one year following the date of grant (and would accelerate upon a change of control of the Company).  In addition, the General Counsel was paid a special bonus of $100,000 in the form of restricted stock units (based on the market price at the time of the grant) that vest one year following the date of grant (and would accelerate upon a change of control of the Company).  The restricted stock unit grants for the executive bonuses and the special bonus were issued on August 31, 2012.

In August 2011, we granted 100,000 options and 40,000 restricted stock units to our CEO, 50,000 options and 20,000 restricted stock units to our Vice President of Engineering, 40,000 options and 16,000 restricted stock units to our General Counsel, 30,000 options and 12,000 restricted stock units to our Vice President of Corporate Development & Strategy and the Vice President of Sales, and 16,000 options and 6,400 restricted stock units to our Vice President of Marketing (which was granted prior to his promotion).  In addition, in November 2011, we granted 50,000 options and 20,000 restricted stock units to our Vice President of Marketing in connection with his promotion to Vice President of Marketing.  We also granted 125,000 options and 50,000 restricted stock units to our current Chief Financial Officer in connection with his hiring in November 2011.  Consistent with the decisions made by the Board of Directors in fiscal 2006, option grants for new hires and promotions have a seven-year term and vest over 36 months with a one year cliff and monthly vesting thereafter, and renewal option grants to existing employees (who have previously received a new hire option grant) have a seven-year term and vest monthly over 36 months without a one year cliff. Unless otherwise indicated, grants of restricted stock units to employees have a three year vesting schedule with one third (1/3rd) of the restricted stock units vesting on each of the first three annual anniversaries of the grant date.

FISCAL 2013 COMPENSATION

Our Compensation and Nominating Committee has established the basic elements of compensation for our executives for fiscal 2013.  No salary increases were made for any named executive officers. Our Chief Executive Officer and other executive officers will participate in the Performance-Based Bonus Plan for Executives, as described above under “Elements of Compensation”.   Consistent with the percentages applicable for the prior fiscal year, the target bonus percentage is 90% for the CEO, 60% for the Vice President of Engineering, 50% for the Chief Financial Officer, the General Counsel, and the Vice President of Marketing, and 40% for the Vice President of Corporate Development & Strategy and the Vice President of Sales, and uses the business plan established by our Board of Directors as the target for plan bonuses. The revenue targets used to measure overall corporate performance are those targets that formed the basis for the financial plan for fiscal 2013.

In addition, the Vice President of Worldwide Sales participates in the Special Bonus Plan, which is described above under “Elements of Compensation”. Under the Special Bonus Plan, the bonus payable is an amount equal to 1/4% of the Company’s license revenue for the fiscal year (accruing on a linear basis), but the bonus is only payable if the Company achieves at least 80% of the license revenue goal set forth in the corporate financial plan.

In August 2012, we granted 28,006 restricted stock units to our CEO in connection with the payout of fiscal 2012 bonuses as discussed under Fiscal 2012 Compensation above.  In August 2012, we granted six other executive officers between 6,812 and 27,484 restricted stock units each, in connection with the payout of fiscal 2012 bonuses as discussed under Fiscal 2012 Compensation above. The restricted stock units vest on the one year anniversary of the August 31, 2012 grant date.  Within thirty days after the vesting date, each recipient will receive one share of the Company’s common stock for each vested restricted stock unit that has vested on such vesting date (subject to certain exceptions).  The restricted stock units were granted under the Company’s 1998 Long-Term Incentive Plan, as Amended and Restated.

SAY ON PAY

    Our Board of Directors, Compensation and Nominating Committee, and management value the opinions of our stockholders.  At our 2011 annual meeting of stockholders, approximately 97% of the votes cast on the Say on Pay proposal were in favor of our executive compensation program.  Accordingly, the Compensation and Nominating Committee reviewed the final advisory vote results and did not make any changes to our executive compensation program based on such results.  In addition, our stockholders voted in favor of an annual advisory vote on executive compensation.

CHANGE IN CONTROL AGREEMENTS

We have entered into change in control agreements with our executive officers, including each of our named executive officers. These agreements provide that upon a change in control, the officer’s stock options will become fully vested and the officer may elect, within six months following the change in control, to have his or her options “cashed out” based on the closing NASDAQ price on the day prior to the cash-out election. In addition, if the officer is terminated without cause, or voluntarily terminates for good reason (as such terms are defined in the change in control agreements), within 24 months after a change in control, the officer is entitled to receive a lump sum cash payment equal to 24 months salary. For further discussion, see “Potential Payments upon Change in Control and Termination” below. Further, this provision will encourage executives to remain in our employ throughout the uncertainty that may exist in a potential change in control situation. With regard to the “double trigger” for severance payments in the event their employment is terminated within 24 months under specified circumstances, we recognize that executives are frequently not afforded the opportunity to continue in the employ of the acquiring company following a change of control transaction, and we believe that our change in control agreements will motivate our executives to remain our employees through any change of control transaction in which we may become involved. Further, we believe the change in control agreements enable our executives to focus on the performance of their duties and to provide us with advice about a potential change in control without being distracted about the effects of the transaction on their continued employment.  In addition to the acceleration of stock options provided for under the officers' change in control agreements, under the terms of the applicable award agreements, any restricted stock units held by a named executive officer will become vested in the event the officer's employment is terminated without cause or by the officer for good reason (as such terms are defined in the plan and/or award agreement under which the award was granted) within 24 months following a change in control.

POTENTIAL PAYMENTS UPON CHANGE IN CONTROL OR TERMINATION

If a change in control of MIPS had occurred on June 30, 2012 (the last day of the 2012 fiscal year) and the employment of each of the named executive officers was terminated either without cause or the executive resigned for good reason on the same date, the value of each executive officer’s severance and accelerated stock option and restricted stock unit vesting, whether pursuant to the terms of the officer's change in control agreement or the terms of the applicable award agreement, would be the amount shown in the table below. For purposes of the following table, we have assumed that (i) the price per share of MIPS’ common stock is equal to the closing price per share on June 30, 2012, which was the last trading day of MIPS’ fiscal year, (ii) the value of any stock option that is assumed to be accelerated is equal to the excess of the closing price for a share of MIPS’ common stock on June 30, 2012 over the option’s exercise price (i.e., the full “spread” value of the option), and (iii) the value of each restricted stock unit that is assumed to be accelerated is based on the closing price of MIPS’ common stock on June 30, 2012.

Name	Severance Payment ($)	Estimated Total Value of Option Acceleration ($)	Estimated Total Value of Stock Acceleration ($)	Total ($)
Sandeep Vij	$870,000	$340,702	$602,554	$1,813,256
William Slater	$600,000	$260,000	$384,926	$1,244,926
Maury Austin (1)	$—	$—	$—	$—
Ravikrishna Cherukuri	$620,000	$189,793	$217,922	$1,027,715
Gail Shulman	$550,000	$56,400	$290,032	$896,432
Gideon Intrater	$560,000	$122,987	$329,618	$1,012,605

(1)
Maury Austin served as Chief Financial Officer from March 2008 until his retirement, effective November 9, 2011.  As such, he would not have received any payment upon a change in control as of June 30, 2012.

    In accordance with an offer letter dated December 22, 2009 between Mr. Vij and the Company, in the event Mr. Vij’s employment is terminated by MIPS without cause (i.e. failure to perform duties, willfully engaging in gross misconduct, committing a felony or act of fraud or materially breaching the confidentiality and proprietary information agreement with the Company) or he resigns for good reason (as defined in the offer letter), subject to certain conditions, Mr. Vij will be entitled to receive an amount equal to one year of his base salary (currently $435,000) plus his annual target bonus (currently $391,500) as well as a payment sufficient to cover one year of COBRA premium payments.

OTHER AGREEMENTS

Sandy Creighton, the Company’s former Vice President of Corporate Administration, resigned as an executive officer of the Company, effective as of June 23, 2010. On July 8, 2010, the Company entered into an agreement with Ms. Creighton regarding the terms and conditions of her departure from the Company.  Under the terms of the agreement, Ms. Creighton’s last day of employment with the Company was August 12, 2010.  In addition, Ms. Creighton received a lump sum severance payment of $286,000, and a lump sum payment equal to 12 months of COBRA premiums.  Ms. Creighton provided consulting services to the Company at a rate of $5,000 per month through March 2012.

On September 30, 2011, the Company entered into a transition agreement with Arthur Swift, the Company’s former Vice President of Marketing and Business Development, regarding the terms and conditions of his departure from the Company.  Under the terms of the agreement, Mr. Swift received a lump sum payment equal to 12 months of COBRA premiums and his last day of employment with the Company was September 30, 2011.  In addition, Mr. Swift provided consulting services to the Company at a rate of $23,334 per month through September 2012.  Mr. Swift was also paid a bonus of $112,000 for fiscal year 2012 based on Mr. Swift’s provision of consulting services to the Company.

On November 9, 2011, the Company entered into a Transition and Consulting Agreement with Maury Austin, the Company’s former Chief Financial Officer, regarding the terms and conditions of Mr. Austin’s departure from the Company.  Under the terms of the agreement, Mr. Austin provided consulting services to the Company at a rate of $28,529.91 per month through August 2012.

TAX TREATMENT OF EXECUTIVE COMPENSATION

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that compensation in excess of $1 million paid to the chief executive officer or to any of the other three most highly compensated executive officers of a company (excluding the chief financial officer) will not be deductible for federal income tax purposes unless such compensation is paid pursuant to one of the performance-based exceptions under Section 162(m). Our primary objective in designing and administering compensation policies is to support and encourage the achievement of our long-term strategic goals and to enhance stockholder value. When consistent with this compensation philosophy, we also intend to attempt to structure compensation programs such that compensation paid thereunder will be tax deductible by us. In general, stock options granted under our stock option plans are intended to qualify under and comply with the “performance based compensation” exemption provided under Section 162(m), thus excluding from the Section 162(m) compensation limitation any income recognized by executives pursuant to such stock options.

The following table summarizes compensation information for our Chief Executive Officer, Chief Financial Officer (and our former Chief Financial Officer) and each of the other three most highly compensated executive officers as of June 30, 2012. These officers are referred to as the named executive officers.

Summary Compensation Table for Fiscal Year 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)		Stock Awards ($)(2)		Option Awards ($)(3)(6)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Sandeep Vij	2012	$435,000	$—			$195,600	$262,200	$371,922	$3,040	$1,267,762
Chief Executive Officer and President	2011	$410,000	$—			$192,000	$230,872	$362,128	$3,683	$1,198,683
	2010	$162,981	$135,000	(7)		$316,500	$1,243,440	$—	$630	$1,858,551
William Slater (8)	2012	$192,692	$—			$229,500	$311,088	$102,395	$3,361	$839,036
Vice President, Chief Financial Officer	2011	$—	$—			$—	$—	$—	$—	$—
	2010	$—	$—			$—	$—	$—	$—	$—
Maury Austin (9)	2012	$113,367	$—			$—	$—	$—	$1,186	$114,553
Vice President, Chief Financial Officer	2011	$313,567	$—			$96,000	$115,436	$158,260	$3,009	$686,272
	2010	$313,567	$—			$—	$165,410	$218,523	$3,093	$700,593
Ravikrishna Cherukuri	2012	$310,000	$—			$97,800	$131,100	$186,000	$502	$725,402
Vice President, Engineering	2011	$290,000	$—		$		$115,436	$146,365	$1,206	$649,007
	2010	$88,986	$—			$—	$509,400	$62,014	$548	$660,948
Gail Shulman	2012	$275,000	$100,000	(10)		$78,240	$104,880	$164,994	$2,946	$726,060
Vice President, General Counsel	2011	$—	$—			$—	$—	$—	$—	$—
	2010	$—	$—			$—	$—	$—	$—	$—
Gideon Intrater (12)	2012	$265,010	$2,400	(11)		$123,096	$166,387	$122,697	$2,954	$682,544
Vice President, Marketing	2011	$—	$—			$—	$—	$—	$—	$—
	2010	$—	$—			$—	$—	$—	$—	$—

(1)	Amounts consist of bonuses earned for services rendered in fiscal 2012 for Ms. Shulman and Mr. Intrater and fiscal 2010 for Mr. Vij.

(2)
The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of restricted stock units awarded during the applicable fiscal year under the 1998 Long-Term Incentive Plan, as Amended and Restated. For each of the restricted stock units, the grant date fair value is calculated using the closing price of the Company’s common stock on the grant date as if these awards were vested and issued on the grant date. The amounts shown disregard estimated forfeitures. There can be no assurance that these grant date fair values will ever be realized by the named executive officers. See the “Grants of Plan-Based Awards in Fiscal Year 2012” table below for information on restricted stock unit awards made in fiscal 2012.  See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012 regarding the assumptions underlying the valuation of equity awards, Note 14 in our Annual Report on Form 10-K for the year ended June 30, 2011, and Note 14 in our Annual Report on Form 10-K for the year ended June 30, 2010.

(3)
The amounts in the Option Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock option awards issued during the applicable fiscal year pursuant to the 1998 Long-Term Incentive Plan, as Amended and Restated. There can be no assurance that these grant date fair values will ever be realized by the named executive officers. See the “Grants of Plan-Based Awards in Fiscal Year 2012” table below for information on stock option grants made in fiscal 2012. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012 regarding the assumptions underlying the valuation of equity awards, Note 14 in our Annual Report on Form 10-K for the year ended June 30, 2011, and Note 14 in our Annual Report on Form 10-K for the year ended June 30, 2010.

(4)
Amounts consist of bonuses earned for services rendered in each respective fiscal year.  In Fiscal Year 2012 half of the bonus was paid in cash and the other half was paid in restricted stock units with a one year vesting term.

(5)	Represents matching contributions under MIPS’ 401(k) plan and life insurance premiums paid on behalf of the executive.

(6)
Amounts disclosed in this column may differ from the previously reported amounts for such fiscal year because they have been restated to reflect aggregate grant date fair values of equity awards awarded during such fiscal year in accordance with FASB ASC Topic 718. Prior to fiscal year 2010, the amounts reported reflected the dollar amount of expense recognized for financial statement reporting purposes for the applicable fiscal year.

(7)	This amount relates to a one-time employment bonus of $135,000, which was paid in August 2010.

(8)	Mr. Slater has served as Vice President, Chief Financial Officer and Treasurer since November 2011.

(9)	Mr. Austin served as Chief Financial Officer until his retirement, effective November 9, 2011.

(10)	This amount includes a special bonus payment of $100,000 to Ms. Shulman in fiscal year 2012, which was paid in the form of restricted stock units having a one-year vesting term.

(11)	This amount includes a patent bonus payment of $2,400 to Mr. Intrater in fiscal year 2012.

(12)	Mr. Intrater has served as our Vice President of Marketing since November 2011.

Grants of Plan-Based Awards in Fiscal Year 2012

The following table provides details regarding all plan-based awards granted to the named executive officers in fiscal year 2012.

Name	Grant Date	Estimated Possible Payouts under Non-Equity Incentive Plan Awards (1)			All other Stock Awards: Number of Securities Underlying Stock (#)(2)	All other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Stock and Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)
Sandeep Vij	8/31/12	—	—	—	28,006	—	—	$185,960
	8/15/11	—	—	—	—	100,000	4.89	$262,200
	8/15/11	—	—	—	40,000	—	—	$195,600
	N/A	—	$391,500	$783,000	—	—	—	—
William Slater	8/31/12	—	—	—	7,710	—	$—	$51,194
	11/23/11	—	—	—	—	125,000	4.59	$311,088
	11/23/11	—	—	—	50,000	—	—	$229,500
	N/A	—	$96,346	$192,692	—	—	—	—
Maury Austin (4)	N/A	—	$125,427	$250,854	—	—	—	—
Ravikrishna Cherukuri	8/31/12	—	—	—	14,006	—	$—	$93,000
	8/15/11	—	—	—	—	50,000	4.89	$131,100
	8/15/11	—	—	—	20,000	—	—	$97,800
	N/A	—	$186,000	$372,000	—	—	—	—
Gail Shulman	8/31/12	—	—	—	27,484	—	$—	$182,494
	8/15/11	—	—	—	—	40,000	4.89	$104,880
	8/15/11	—	—	—	16,000	—	—	$78,240
	N/A	—	$137,500	$275,000	—	—	—	—
Gideon Intrater	8/31/12	—	—	—	8,486	—	$—	$56,347
	11/23/11	—	—	—	—	50,000	$4.59	$124,435
	11/23/11	—	—	—	20,000	—	$—	$91,800
	8/15/11	—	—	—	—	16,000	4.89	$41,952
	8/15/11	—	—	—	6,400	—	—	$31,296
	N/A	—	$124,667	$249,333	—	—	—	—

(1)
Amounts shown represent possible payouts for fiscal 2012 to Mr. Vij, Mr. Slater, Mr. Cherukuri, Ms. Shulman and Mr. Intrater under our Performance-Based Bonus Plan for Executives.  Mr Slater’s estimated payments were prorated based on the base salary earned by Mr. Slater in fiscal 2012.  Mr. Intrater’s estimated payouts were prorated based on salary earned and bonus targets with respect to the time he served as Vice President of Marketing versus the time he served as Vice President of Product Marketing and Applications in fiscal 2012.

(2)
 Each restricted stock unit award listed in this column was granted under the 1998 Long-Term Incentive Plan, as Amended and Restated.  Unless noted otherwise, the awards to Mr. Vij, Mr. Slater, Mr. Cherukuri, Ms. Shulman and Mr. Intrater vest over a three year period from the date of grant, with one-third of the shares vesting on each anniversary of the grant date. The awards granted on August 31, 2012 vest over a one year period from the date of grant, with all the shares vesting on the anniversary of the grant date.

(3)
All options were granted under our 1998 Long-Term Incentive Plan, as Amended and Restated and have exercise prices equal to the fair market value of our common stock on the date of grant. In general, the options vest in thirty-six equal monthly installments, unless otherwise noted. The 11/23/11 grants to Mr. Slater and Mr. Intrater vest 33% on 11/23/12 and then vest monthly in 2.7% increments thereafter. The equity awards identified in the table above are also reported in the table entitled, “Outstanding Equity Awards at Fiscal Year-End,” below.

(4)	Mr. Austin served as Chief Financial Officer until his retirement, effective November 9, 2011.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards held by our named executive officers at June 30, 2012, the end of the 2012 fiscal year. The equity granted in 2012 is reported in the following table and in the table entitled, “Grants of Plan-Based Awards in Fiscal Year 2012”, above.  Unless otherwise indicated, all unvested option grants vest monthly over a thirty-six month period.

Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares of or units of stock that have not Vested (#)		Market value of shares of or units of stock that have not Vested ($)*
Sandeep Vij	433,334	116,667	(1)	$4.22	1/28/17
	48,889	31,111		$6.00	8/16/17
	27,778	72,222		$4.89	8/15/18
						86,333	(9)	$575,841
Maury Austin	5,555	5,556		$3.27	8/17/16
	14,444	15,556		$6.00	8/16/17
						10,666	(9)	$71,142
Ravikrishna Cherukuri	187,500	62,500	(2)	$4.17	3/25/17
	24,444	15,556		$6.00	8/16/17
	13,889	36,111		$4.89	8/15/18
						30,666	(9)	$204,542
Gideon Intrater	31,251	31,249	(3)	$15.63	12/30/17
	4,444	11,556		$4.89	8/15/18
	—	50,000	(8)	$4.59	11/23/18
						43,066	(9)	$287,250
Gail Shulman (10)	2,583	—		$6.11	8/29/12
	2,917	—	(4)	$6.47	8/15/13
	1,500	—	(5)	$8.10	12/28/13
	1,875	—		$7.80	8/15/14
	1,667	—	(6)	$4.55	4/24/15
	2,444	—		$3.89	8/15/15
	4,125	—		$1.28	11/26/15
	70,000	—	(7)	$1.95	2/26/16
	22,500	2,500		$3.27	8/17/16
	20,000	15,556		$6.00	8/16/17
	11,111	28,889		$4.89	8/15/18
						26,666	(9)	$177,862
William Slater	—	125,000	(8)	$4.59	11/23/18
						50,000	(9)	$333,500

*
The market value of the restricted stock units that have not vested is calculated by multiplying the number of units that have not vested by the closing price of our common stock on June 30, 2012, which was $6.67.

(1)	Options granted on 1/28/10 vest 33% on 1/28/11 and then vest monthly in 2.7% increments thereafter.

(2)	Options granted on 3/25/10 vest 33% on 3/25/11 and then vest monthly in 2.7% increments thereafter.

(3)	Options granted on 12/30/10 vest 33% on 12/30/11 and then vest monthly in 2.7% increments thereafter.

(4)	Options granted on 8/15/06 vest 33% on 8/15/07 and then vest monthly in 2.7% increments thereafter.

(5)	Options granted on 12/28/06 vest 33% on 12/28/07 and then vest monthly in 2.7% increments thereafter.

(6)	Options granted on 4/24/08 vest 33% on 4/24/09 and then vest monthly in 2.7% increments thereafter.

(7)	Options granted on 2/26/09 vest 33% on 2/26/10 and then vest monthly in 2.7% increments thereafter.

(8)	Options granted on 11/23/11 vest 33% on 11/23/12 and then vest monthly in 2.7% increments thereafter.

(9)	Restricted stock unit awards vest one third on the first annual anniversary of the grant date and then one third annually for the next two years.

(10)
Ms. Shulman entered into an agreement with Brian C. Knittel, dated November 21, 2008, pursuant to which Brian C. Knittel continues to exercise (as of October 24, 2012) sole beneficial ownership with respect to 6,292 options awarded to Ms. Shulman.

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise and all stock awards that vested and the value realized upon vesting by the named executive officers during fiscal 2012.  The table also presents the value realized upon such exercises and vesting, as calculated, in the case of stock options, based on the difference between the market price of our common stock at exercise and the option exercise price, and as calculated, in the case of restricted stock units, based on the closing selling price per share of our common stock on the NASDAQ Global Select Market on the vesting date.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Sandeep Vij	—	$—	35,667	$192,532
Maury Austin	78,361	$515,614	5,334	$24,643
Ravikrishna Cherukuri	—	$—	5,334	$24,643
Gideon Intrater	—	$—	8,334	$37,170
Gail Shulman	—	$—	5,334	$24,643
William Slater	—	$—	—	$—

(1)	Value is the fair market value of an underlying share on the date of exercise over the exercise price, multiplied by the number of shares covered by the option award.

(2)	Value is the fair market value of an underlying share on the date of vesting multiplied by the number of shares covered by the stock award.

PENSION BENEFITS

The named executive officers received no benefits in fiscal 2012 from MIPS under pension plans.

NON-QUALIFIED DEFERRED COMPENSATION PLAN

The following table shows certain information for the named executive officers under the Non-Qualified Deferred Compensation Plan.

Non-Qualified Deferred Compensation for Fiscal 2012
Name	Executive contributions in Last Fiscal Year ($)(2)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Gain in Last Fiscal Year ($) (1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year end ($)
Sandeep Vij	$—	$—	$—	$—	$—
William Slater	$—	$—	$—	$—	$—
Maury Austin	$—	$—	$—	$—	$—
Ravikrishna Cherukuri	$—	$—	$—	$—	$—
Gail Shulman	$—	$—	$—	$—	$—
Gideon Intrater	$14,400	$—	$1,225	$—	$15,625

(1)	There were no above-market or preferential earnings included in these amounts.

(2)	The entire amounts were included in either the compensation information in the "Summary Compensation" table or in compensation report in previous years.

The MIPS Technologies, Inc. Non-Qualified Deferred Compensation Plan is designed to provide participants with an opportunity to supplement their retirement income through the deferral of pre-tax income. Participants in the Non-Qualified Deferred Compensation Plan may defer up to 100% of their regular salary, bonus awards and commissions. Participants in the Non-Qualified Deferred Compensation Plan have the option to choose from a portfolio of investment options and may change their investment allocation periodically. Amounts earned on the assets invested by participants are determined based upon the earnings of the investments selected by the participants. Payments under the Non-Qualified Deferred Compensation Plan may be paid in a lump sum or in up to ten equal annual installments as selected by the participant. In addition, payment will be made upon retirement, termination, hardship, death or disability.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation and Nominating Committee during fiscal 2012 were Kenneth L. Coleman, Fred M. Gibbons, Robert R. Herb, and Frederick Weber.  Mr. Coleman, Mr. Gibbons, Mr. Herb and Mr. Weber are all “non-employee directors” under Rule 16b-3 of, and have no interlocking relationships as defined by, the Securities Exchange Act of 1934, as amended.

COMPENSATION AND NOMINATING COMMITTEE

Composition of the Committee

During fiscal 2012, the Compensation and Nominating Committee of the Board of Directors of MIPS consisted of Mr. Kenneth L. Coleman (Chairman), Mr. Fred M. Gibbons, Mr. Robert R. Herb, and Mr. Frederick Weber.

Compensation Committee Report

The information contained in the following report of the Compensation and Nominating Committee is not considered to be “soliciting material,” “filed” or incorporated by reference in any past or future filing under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

The Compensation and Nominating Committee of the Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis included in this annual report on Form 10-K. Based on this review and discussion, the committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

The Compensation and Nominating Committee
Kenneth L. Coleman, Chairman
Fred M. Gibbons
Robert R. Herb
Frederick Weber

DIRECTOR COMPENSATION

The policy of the board is that compensation for independent directors should be a mix of cash and equity-based compensation. MIPS does not pay employee directors for board service in addition to their regular employee compensation. Independent directors may not receive consulting, advisory or other compensatory fees from the Company. The Compensation and Nominating Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to directors’ compensation.

In fiscal 2012, directors who did not receive compensation as officers or employees of MIPS or as directors, officers or employees of any of our affiliates received an annual board membership retainer of $25,000, which was paid in four quarterly installments. The annual board membership retainer for the chairman of the board was $100,000. The chairman of the Audit and Corporate Governance Committee received an additional annual retainer of $17,500. The chairman of the Compensation and Nominating Committee received an additional annual retainer of $12,500.  The chairman of the Strategic Advisory Committee received an additional annual retainer of $12,500.  In addition, non-employee directors received $1,500 for each board meeting attended (in person or by telephone), and $1,000 for each committee meeting attended (in person or by telephone). Non-employee directors are reimbursed for reasonable expenses incurred in attending board and committee meetings.

Effective during fiscal 2012, upon a non-employee director’s election or appointment to the board, he or she automatically received an initial equity award of $70,000 in restricted stock units that vest 50% annually. In addition, each non-employee director (that did not received an initial equity award referred to in the prior sentence) automatically received an annual equity renewal award of $35,000 in restricted stock units that vest 100% after one year, granted on the day of the annual stockholders meeting. Pursuant to the terms of our standard form for director restricted stock unit awards, unvested awards become fully vested on the date of a director’s death, disability or retirement from the Board of Directors.

The “Director Compensation for Fiscal 2012” table below provides further details regarding director compensation for fiscal 2012.  The director’s compensation program for non-employee directors that was effective in fiscal 2012 remains in effect for fiscal 2013.

Under the terms of our 1998 Long-Term Incentive Plan, as Amended and Restated, on the date of our 2011 annual meeting of stockholders, held on December 7, 2011, Messrs. McCreary and Traub were each granted 15,086 restricted stock units which vest over a two year period, and Messrs. Coleman, Gibbons, Herb, Kelly and Weber, and Ms. Washington, were each granted 7,543 restricted stock units which vest over a one year period. All of the restricted stock units vest on the anniversary of the grant date.

The following table shows compensation information for MIPS’ current non-employee directors for fiscal 2012.

Director Compensation for Fiscal 2012

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)		Total ($)
Kenneth L. Coleman	$154,000	$35,000	$—	(2)	$189,000
Fred M. Gibbons	$61,000	$35,000	$—	(3)	$96,000
Robert R. Herb	$66,500	$35,000	$—	(4)	$101,500
William M. Kelly	$75,000	$35,000	$—	(5)	$110,000
Jeffrey S. McCreary	$27,698	$69,999	$—	(6)	$97,697
Kenneth Traub	$26,698	$69,999	$—	(7)	$96,697
Robin Washington	$53,000	$35,000	$—	(8)	$88,000
Frederick Weber	$64,000	$35,000	$—	(9)	$99,000

(1)
The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of restricted stock units awarded during the applicable fiscal year under our 1998 Long-Term Incentive Plan, as Amended and Restated. For each of the restricted stock units, the grant date fair value is calculated using the closing price of the Company’s common stock on the grant date as if these awards were vested and issued on the grant date. The amounts shown disregard estimated forfeitures. There can be no assurance that these grant date fair values will ever be realized by the directors. See Note 11 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended June 30, 2012 regarding the assumptions underlying the valuation of equity awards.

(2)	Mr. Coleman held options to purchase 85,000 shares of common stock and 7,543 restricted stock units as of June 30, 2012.

(3)	Mr. Gibbons held options to purchase 95,000 shares of common stock and 7,543 restricted stock units as of June 30, 2012.

(4)	Mr. Herb held options to purchase 102,500 shares of common stock and 7,543 restricted stock units as of June 30, 2012.

(5)	Mr. Kelly held options to purchase 85,000 shares of common stock and 7,543 restricted stock units as of June 30, 2012.

(6)	Mr. McCreary held 15,086 restricted stock units as of June 30, 2012.

(7)	Mr. Traub held 15,086 restricted stock units as of June 30, 2012.

(8)	Ms. Washington held options to purchase 65,000 shares of common stock and 7,543 restricted stock units as of June 30, 2012.

(9)	Mr. Weber held 7,543 restricted stock units as of June 30, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2012 except as indicated, certain information regarding the beneficial ownership of our common stock by:

•	each stockholder known by us to own beneficially more than 5% of our common stock,

•	each of our directors,

•	each named executive officer listed in the Summary Compensation Table below, and

•	all directors and executive officers as a group.

In the table below, percentage ownership is based upon 53,858,162 shares of common stock outstanding as of September 30, 2012. Common stock subject to restricted stock units that would vest within 60 days of September 30, 2012 and options that are currently exercisable or exercisable within 60 days of September 30, 2012 are deemed to be outstanding and to be beneficially owned by the person holding such restricted stock units or options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the number of shares owned and percentage ownership of any other person. Unless otherwise indicated, the persons named have sole voting and investment power over the shares beneficially owned by them subject to community property laws. Where information is based on Schedule 13Ds and Schedule 13Gs filed by the named stockholder, the number of shares owned is as of the date for which information was provided in such schedule. For each individual (and the director and officer group) included in the table below, percentage ownership is calculated by dividing the number of shares beneficially owned by such person (or the director and officer group) by the sum of: the 53,858,162 shares of common stock outstanding on September 30, 2012 plus the number of shares of common stock that such person (or the director and officer group) had the right to acquire on or within 60 days after September 30, 2012.

Shares Beneficially Owned

	Common Stock
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Starboard Value LP and related entities (1) 599 Lexington Avenue, 19th Floor New York, New York 10022	4,925,000	9.14%
Schroder Investment Management Inc. (2) 875 Third Avenue, 21st floor New York, New York 10022	2,983,300	5.54%
The Vanguard Group, Inc. (3) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	2,675,301	4.97%

Directors and Named Executive Officers: (4)
Maury Austin	71,155	*
Ravikrishna Cherukuri	284,029	*
Kenneth L. Coleman	93,891	*
Fred M. Gibbons	114,392	*
Robert R. Herb	109,892	*
Gideon Intrater	83,767	*
William M. Kelly	96,138	*
Gail Shulman	161,669	*
William Slater	58,334	*
Sandeep Vij	681,548	1.25%
Robin L. Washington	67,392	*
Frederick Weber	4,784	*
Jeffrey S. McCreary	17,000	*
Kenneth H. Traub	30,000	*
Directors and executive officers as a group (17 persons)	2,138,156	3.84%

*	Less than 1%.
(1)
As reported by Starboard Value and Opportunity Master Fund Ltd, Starboard Value and Opportunity S LLC, Starboard Value LP, Starboard Value GP LLC, Starboard Principal Co LP, Starboard Principal Co GP LLC, Jeffrey C. Smith, Mark Mitchell and Peter A. Feld (collectively, the “Reporting Persons”) on Schedule 13D/A filed on March 19, 2012,  (i) Starboard Value and Opportunity Master Fund Ltd has sole voting power and sole dispositive power over 3,366,757 shares of common stock, (ii) Starboard Value and Opportunity S LLC has sole voting power and sole dispositive power over 1,508,243 shares of common stock, (iii) Starboard Value LP, as the investment manager of Starboard Value and Opportunity Master Fund Ltd and the manager of Starboard Value and Opportunity S LLC, may be deemed the beneficial owner of 4,925,000 shares of common stock, (iv) Starboard Value GP LLC, as the general partner of Starboard Value LP, may be deemed the beneficial owner of 4,925,000 shares of common stock, (v) Starboard Principal Co LP, as a member of Starboard Value GP LLC, may be deemed the beneficial owner of 4,925,000 shares of common stock, (vi) Starboard Principal Co GP LLC, as the general partner of Starboard Principal Co LP, may be deemed the beneficial owner of 4,925,000 shares of common stock, (vii) each of Jeffrey C. Smith, Mark Mitchell, and Peter A. Feld, as a member of Starboard Principal Co GP LLC and as a member of each of the Management Committee of Starboard Value GP LLC and the Management Committee of Starboard Principal Co GP LLC, may be deemed the beneficial owner of 4,925,000 shares of common stock.  In addition, (i) Robert Kramer, as a member of a “group” with the other Reporting Persons for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons, (ii) Jeffrey S. McCreary has sole voting and sole dispositive power over 17,000 shares of common stock and as a member of a “group” with the other Reporting Persons for purposes of Section 13(d)(3) of the Exchange Act may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons, and (iii) Kenneth H. Traub has sole voting and sole dispositive power over 20,000 shares of common stock and as a member of a “group” with the other Reporting Persons for purposes of Section 13(d)(3) of the Exchange Act may be deemed the beneficial owner of the shares directly owned by the other Reporting Persons.

(2)
As reported by Schroder Investment Management Inc. on a Schedule 13G as filed with the Securities and Exchange Commission on February 14, 2006. According to such Schedule 13G, Schroder Investment Management Inc. has sole power to vote and dispose of 2,983,300 shares of common stock.

(3)
As reported by The Vanguard Group, Inc. on a Schedule 13G as filed with the Securities and Exchange Commission on February 10, 2012.  According to such Schedule 13G, The Vanguard Group, Inc. has sole power to vote 69,725 shares of common stock and dispose of 2,605,576 shares of common stock.

(4)
The amounts reported under common stock for our directors and executive officers includes the following shares which are subject to options and restricted stock units that are exercisable and/or vested on September 30, 2012 or within 60 days thereof: Mr. Austin 27,778; Mr. Cherukuri 273,055; Mr. Coleman 85,000; Mr. Gibbons 95,000; Mr. Herb 102,500; Mr. Intrater 68,196; Mr. Kelly 85,000; Ms. Shulman 151,751; Mr. Slater 58,334; Mr. Vij 618,335; Ms. Washington 65,000; and directors and executive officers as a group 1,834,920.

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

Item 13.   Certain Relationships and Related Transactions, and Director Independence

RELATED-PERSON TRANSACTIONS POLICY AND PROCEDURES

We maintain a Code of Business Conduct (“Code”), which incorporates our written code of ethics that is applicable to our Chief Executive Officer, Chief Financial Officer and Controller. The Code incorporates guidelines designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The Code is available on our website at http://www.mips.com by clicking on “Company,” then “Investor Relations,” and finally on “Corporate Governance.” Changes to or waivers of the code of ethics will be disclosed on the same website.

The Code does not distinguish between potential conflict of interest transactions with executive officers or directors and those with other employees. It notes that all covered persons must avoid situations where their interests conflict, or would appear to conflict, with those of the Company. The Code notes that it is not possible to list all types of conflict situations, but provides examples of several types of scenarios that could involve a conflict of interest, including:

•	Related party transactions

•	Outside employment

•	Personal benefit from MIPS' business

•	Outside board memberships

The Code requires that covered persons report to their manager any ownership interest or other relationship that might affect their ability to exercise impartial, ethical judgment. The Code does not expressly set forth the standards that would be applied in reviewing or approving related party transactions in which directors or executive officers of the Company have a material interest. In general, any such transactions that are so identified would be submitted for approval to the Audit and Corporate Governance Committee of the Board of Directors, which is authorized by the Charter of the Audit and Corporate Governance Committee to review related party transactions. The Company expects that in reviewing, and potentially approving, any such transactions, the Audit and Corporate Governance Committee would be provided with all material facts relative to the proposed transaction, the nature and extent of the director’s or executive officer’s interest in the transaction, and the terms upon which the products, services or other subject matter of the transaction could be provided by alternative sources. The Company further expects that any such transaction would be approved only if the Audit and Corporate Governance Committee determined that it was in the interest of the Company to proceed with it. The Company expects that pre-approval would be sought for any such transaction whenever practicable, and if pre-approval is not obtained, any such transaction would be submitted for ratification as soon as practicable.

CERTAIN RELATED PERSON TRANSACTIONS

Sandy Creighton, the Company’s former Vice President of Corporate Administration, resigned as an executive officer of the Company, effective as of June 23, 2010. On July 8, 2010, the Company entered into an agreement with Ms. Creighton regarding the terms and conditions of her departure from the Company.  Under the terms of the agreement, Ms. Creighton’s last day of employment with the Company was August 12, 2010.  In addition, Ms. Creighton received a lump sum severance payment of $286,000, and a lump sum payment equal to 12 months of COBRA premiums.  Ms. Creighton provided consulting services to the Company at a rate of $5,000 per month through March 2012.

On September 30, 2011, the Company entered into a transition agreement with Arthur Swift, the Company’s former Vice President of Marketing and Business Development, regarding the terms and conditions of his departure from the Company.  Under the terms of the agreement, Mr. Swift received a lump sum payment equal to 12 months of COBRA premiums and his last day of employment with the Company was September 30, 2011.  In addition, Mr. Swift provided consulting services to the Company at a rate of $23,334 per month through September 2012.  Mr. Swift was also paid a bonus of $112,000 for fiscal year 2012 based on Mr. Swift’s provision of consulting services to the Company.

On November 9, 2011, the Company entered into a Transition and Consulting Agreement with Maury Austin, the Company’s former Chief Financial Officer, regarding the terms and conditions of Mr. Austin’s departure from the Company.  Under the terms of the agreement, Mr. Austin provided consulting services to the Company at a rate of $28,529.91 per month through August 2012.

On October 21, 2011, the Company entered into the Settlement Agreement with Starboard relating to the election of directors.  Pursuant to the Settlement Agreement, the Company’s Board of Directors agreed to increase the size of the Board from seven to nine directors, effective as of the 2011 Annual Meeting. To fill the new positions resulting from the increase in the size of the Board, the Company agreed to nominate, upon the recommendation of the Company’s Compensation and Nominating Committee, Starboard nominees Mr. Jeffrey S. McCreary and Mr. Kenneth H. Traub (the “Starboard Nominees”) for election at the 2011 Annual Meeting as a Class II director with a term expiring at the Company’s 2012 annual meeting of stockholders and as a Class III director with a term expiring at the Company’s 2013 annual meeting of stockholders, respectively.  In addition, if either of the Starboard Nominees is unable to serve as a director, resigns as a director or is removed as a director prior to the 2012 annual meeting and at such time Starboard beneficially owns at least (approximately) 7% of the Company’s then outstanding shares of common stock, then Starboard will be entitled to recommend a replacement director.  The replacement director must qualify as an “independent director” pursuant to NASDAQ listing standards and have relevant financial and business experience to fill the resulting vacancy, subject to the reasonable good faith approval of the Compensation and Nominating Committee.

BOARD INDEPENDENCE

    The evaluation of director independence by the Board of Directors involves application of NASDAQ’s objective criteria as well as a subjective determination of independence. In making its subjective determination of independence, the Board of Directors generally considers commercial and other transactions and other relationships between MIPS and each director and his or her family members and affiliated entities.  Additional independence requirements applicable to committee members are set forth in the Company’s Corporate Governance Guidelines and the charters for the Audit and Corporate Governance Committee, the Compensation and Nominating Committee and the Strategic Advisory Committee. The Corporate Governance Guidelines and the committee charters are available on MIPS’ website at http://www.mips.com by clicking on “Company,” then “Investor Relations,” and finally on “Corporate Governance.” Based on this review and consistent with our independence criteria, our Board of Directors has determined that each of our directors other than Mr. Vij qualifies as an independent director and all committees of the Board of Directors are composed entirely of independent directors, in each case in accordance with NASDAQ listing requirements.

Item 14.   Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Ernst & Young LLP in connection with the audit of the annual financial statements for fiscal 2012 and fiscal 2011, and the fees billed for other services rendered by Ernst & Young LLP.

Audit and Non-Audit Fees

	2012	2011
Audit fees (1):
Audit fees	$858,583	$801,880
Total audit fees	$858,583	$801,880
Audit-related fees	$—	$—
Tax fees (2)	$23,080	$92,117
All other fees (3)	$2,000	$101,008
Total fees	$883,663	$995,005

(1)
Audit fees includes fees associated with the annual audit of our consolidated financial statements, the audit of internal controls over financial reporting, the reviews of our quarterly reports on Form 10-Q, statutory audits required for non-US subsidiaries and services normally provided by the independent registered public accounting firm in connection with regulatory filings. It also includes fees associated with accounting consultations on matters that arose during, or as a result of, the audit or reviews of financial statements and statutory audits.

(2)	Tax fees represent assistance in the preparation and review of tax returns, assistance in compliance with tax rules and regulations, and tax advice.

(3)       Other fees represent audit fees for customer contract compliance audits and fees for a subscription to an online accounting research tool.

The Audit and Corporate Governance Committee pre-approved all audit and non-audit services provided to us by Ernst & Young LLP during fiscal 2012. It is the policy of the Audit and Corporate Governance Committee to pre-approve each engagement with our independent registered public accounting firm with respect to audit and non-audit services. The committee has delegated to the chairman of the committee the authority to grant pre-approvals provided that the pre-approval decision and related services are presented to the committee at its next regularly scheduled meeting.

The Audit and Corporate Governance Committee has determined that the non-audit services provided by Ernst & Young LLP are compatible with maintaining the independence of Ernst & Young LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ SANDEEP VIJ
Sandeep Vij
President and Chief Executive Officer.
Date: October 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDEEP VIJ
Sandeep Vij	Chief Executive Officer and Director (Principal Executive Officer)	October 26, 2012

/s/ WILLIAM SLATER
William Slater	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 26, 2012

/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director and Chairman of the Board	October 26, 2012

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	October 26, 2012

/s/ ROBERT R. HERB
Robert R. Herb	Director	October 26, 2012

/s/ WILLIAM M. KELLY
William M. Kelly	Director	October 26, 2012

/s/ JEFFREY MCCREARY
Jeffrey McCreary	Director	October 26, 2012

/s/ KENNETH TRAUB
Kenneth Traub	Director	October 26, 2012

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	October 26, 2012

/s/ FRED WEBER
Fred Weber	Director	October 26, 2012

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.