Form 10-Q
period 2012-09-30
MIPS TECHNOLOGIES INC
filed 2012-11-09
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

As of October 31, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 54,019,716.

PART I – FINANCIAL INFORMATION

Item Item 1.	Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets
Condensed Consolidated Statements of Income
Condensed Consolidated Statements of Comprehensive Income
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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,941	$76,242
Short-term investments	34,392	34,642
Accounts receivable, net	2,591	27,044
Prepaid expenses and other current assets	2,186	1,793
Total current assets	135,110	139,721
Equipment, furniture and property, net	3,323	2,892
Intangible assets, net	1,751	1,927
Goodwill	565	565
Other assets	9,791	10,035
Total Assets	$150,540	$155,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,480	$2,578
Accrued liabilities	9,751	11,852
Deferred revenue	812	1,259
Total current liabilities	13,043	15,689
Long-term liabilities:
Other long-term liabilities	9,621	9,815
Total long-term liabilities	9,621	9,815
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at September 30, 2012 and June 30, 2012; and 53,858,162 and 53,575,298 shares outstanding at September 30, 2012 and June 30, 2012, respectively, net of 174,655 and 121,297 reacquired shares at September 30, 2012 and June 30, 2012, respectively	54	53
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	318,705	316,210
Accumulated other comprehensive income	627	557
Accumulated deficit	(191,510)	(187,184)
Total stockholders’ equity	127,876	129,636
Total Liabilities and Stockholders’ Equity	$150,540	$155,140

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
Revenue:
Royalties	$10,473	$12,979
License and contract revenue	3,470	4,238
Total revenue	13,943	17,217
Operating Expenses:
Cost of sales	362	261
Research and development	8,298	7,906
Sales and marketing	4,425	4,831
General and administrative	5,566	3,264
Total operating expenses	18,651	16,262
Operating income (loss)	(4,708)	955
Other income, net	8	53
Income (loss) before income taxes	(4,700)	1,008
Provision for (benefit from) income taxes	(374)	485
Net income (loss)	$(4,326)	$523
Net income (loss) per share, basic	$(0.08)	$0.01
Net income (loss) per share, diluted	$(0.08)	$0.01
Common shares outstanding, basic	53,699	52,660
Common shares outstanding, diluted	53,699	53,690

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Three Months Ended
	September 30,
	2012	2011

Net income (loss)	$(4,326)	$523
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	53	(30)
Unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2013 and 2012	17	(22)
Other comprehenstive income (loss)	70	(52)
Comprehensive income (loss)	(4,256)	471

See accompanying notes.

 MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities:
Net income (loss)	$(4,326)	$523
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation	351	219
Stock-based compensation	1,864	1,541
Excess tax benefits from stock-based compensation	(168)	—
Amortization of intangible assets	189	126
Amortization of investment premium, net	123	142
Other non-cash charges	28	128
Changes in operating assets and liabilities:
Accounts receivable	24,454	(1,776)
Prepaid expenses	(249)	(241)
Other assets	671	874
Accounts payable	(182)	(580)
Accrued liabilities	(2,180)	(3,200)
Deferred revenue	(480)	(236)
Long-term liabilities	(498)	(112)
Net cash provided by (used in) operating activities	19,597	(2,592)
Investing activities:
Purchases of marketable securities	(16,857)	(15,546)
Proceeds from maturities of marketable securities	17,000	6,700
Capital expenditures	(595)	(405)
Net cash used in investing activities	(452)	(9,251)
Financing activities:
Net proceeds from issuance of common stock	372	422
Excess tax benefits from stock-based compensation	168	—
Net cash provided by financing activities	540	422
Effect of exchange rates on cash	14	21
Net increase (decrease) in cash and cash equivalents	19,699	(11,400)
Cash and cash equivalents, beginning of period	76,242	69,202
Cash and cash equivalents, end of period	$95,941	$57,802

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

Basis of Presentation. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements as allowed by such SEC rules and regulations. The balance sheet at June 30, 2012 has been derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. However, we believe that the disclosures are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes for the fiscal year ended June 30, 2012, included in our 2012 Annual Report on Form 10-K.

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

License and Contract Revenue.

We generally derive license revenue for the transfer of proven and reusable IP components on currently available technology, including in certain situations, a license to our patents. We enter into licensing agreements that provide licensees the right to incorporate our IP components in their products with terms and conditions that have historically varied by licensee. Each of these types of contracts includes a nonexclusive license for the underlying IP. Fees for contracts for currently available technology include: license fees relating to our IP, including processor designs and patents; maintenance and support, typically for one year; and royalties payable following the sale by our licensees of products incorporating the licensed technology. Generally, our customers pay us a single upfront fee that covers the license and first year maintenance and support. Our deliverables in these arrangements include (a) processor designs and related IP and (b) maintenance and support.

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

License and contract revenue is recorded as revenue when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured. We assess the credit worthiness of each customer when a transaction under the agreement occurs. If collectability is not considered reasonably assured, revenue is recognized when the fee is collected. Other than maintenance and support, there is no continuing obligation under these arrangements after delivery of the IP.

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at September 30, 2012.

 Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4).  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in other income (expense), net. Realized gains and losses, if any, are recorded on the specific identification method and are included in other income (expense).

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

Note 2.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,
	2012	2011
Numerator:
Net income (loss)	$(4,326)	$523
Denominator:
Weighted-average shares of common stock outstanding	53,699	52,660
Effect of dilutive securities	—	1,030
Shares used in computing diluted net income (loss) per share	53,699	53,690
Net income (loss) per share, basic	$(0.08)	$0.01
Net income (loss) per share, diluted	$(0.08)	$0.01
Potentially dilutive securities from outstanding stock options and restricted stock units excluded from diluted net income (loss) per share because they are anti-dilutive (A)	1,460	3,336

(A)
For the three months ended September 30, 2011, we excluded approximately 3.3 million weighted average stock options and restricted stock units from the calculation of diluted earnings per common share because the exercise prices of these stock options and releases of restricted stock units were greater than or equal to the average market value of the common shares.  Some portion, or all, of the shares underlying these options and restricted stock units would be included in the calculation of earnings per share in future periods when we report net income if  they become dilutive.

For the three months ended September 30, 2012, dilutive securities were excluded from diluted net loss per share because they are anti-dilutive.

Note 3.  Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which primarily comprises foreign currency adjustments and changes in unrealized gains (losses) on short-term investments. Total comprehensive loss for the first quarter of fiscal year 2013 was $4.3 million and total comprehensive income for the comparable period in the prior year was $0.5 million.

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

We had no Level 3 assets as of September 30, 2012 or June 30, 2012.

Cash equivalents, short-term investments and non-qualified deferred compensation plan assets are measured at fair value on a recurring basis. The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.  The deferred compensation plan assets, which were all Level 1 assets, recorded as of September 30, 2012 and June 30, 2012 were $1.4 million and $1.3 million.

The following table presents our cash equivalents and short-term investments by the above pricing levels as of September 30, 2012 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$91,212	$91,212	$—	$—
Commercial Paper	$17,871	—	17,871	$—
Corporate Bonds	16,521	—	16,521	—
Total Short-term Investments	$34,392	$—	$34,392	$—

(1)	At September 30, 2012, $91.2 million of money market funds were included in the cash and cash equivalents in our condensed consolidated balance sheet.

Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of September 30, 2012 were as follows (in thousands):

	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial Paper	$17,870	$1	$—	$17,871
Corporate Bonds	16,517	5	(1)	16,521
Total Short-term Investments	$34,387	$6	$(1)	$34,392

The following table presents our cash equivalents and short-term investments by pricing category as of June 30, 2012 (in thousands):

	Fair value measurement at reporting dates using
	Total	Quoted Price in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Money Market Funds (1)	$65,884	$65,884	$—	$—
Commercial Paper	$11,493	$—	$11,493	$—
Corporate Bonds	18,146	—	18,146	—
Government Agency	5,003	—	5,003	—
Total Short-term Investments	$34,642	$—	$34,642	$—

(1)	At June 30, 2012, $65.9 million of money market funds were included in the cash and cash equivalents in our condensed consolidated balance sheet.

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

All contractual maturities of the Company’s available-for-sale marketable securities at September 30, 2012 were within one year.

Note 5.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition that occurred in September 2005 and did not change in fiscal year 2012 and in the first three months of fiscal year 2013.

The balances of our acquisition related intangible assets, all relating to developed and core technology, and the basis in purchased software licenses were as follows (in thousands):

	September 30, 2012			June 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(1,073)	$27	$1,100	$(1,045)	$55
Purchased software licenses	2,383	(659)	1,724	2,383	(511)	1,872
Purchased intangible assets	$3,483	$(1,732)	$1,751	$3,483	$(1,556)	$1,927

Developed and core technology is being amortized over its useful life of 10 years.  Purchased software licenses are being amortized over their useful lives of 3 to 6 years.

Estimated future amortization expense related to our existing acquisition related intangible assets and purchased software licenses is as follows:

	in thousands
Fiscal Year
Remaining 2012	$
2013		436
2014		490
2015		300
2016		300
2017		225
Total		$1,751

Note 6.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	September 30, 2012	June 30, 2012
Investment in privately held company	$400	$400
Long-term engineering design software licenses	6,440	7,224
Deferred compensation plan	1,438	1,345
Other	1,513	1,066
Total other assets	$9,791	$10,035

Note 7.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	September 30, 2012	June 30, 2012
Accrued compensation and employee-related expenses	$3,743	$5,593
Engineering design software licenses	2,386	2,686
Customer advance	—	900
Other accrued liabilities	3,622	2,673
Total accrued liabilities	$9,751	$11,852

The components of other long-term liabilities are as follows (in thousands):

	September 30, 2012	June 30, 2012
Deferred compensation	$1,425	$1,341
Long-term income tax liability	2,776	2,241
Long-term obligation related to engineering design software licenses	3,448	4,210
Long-term deferred revenue	1,705	1,738
Other	267	285
Total long-term liabilities	$9,621	$9,815

Note 8.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the four years from fiscal year 2013 through 2016 were approximately $6.0 million, $0.5 million, $0.3 million, and $0.3 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $5.8 million that are reflected in the Company’s accrued liabilities (see Note 7).  In fiscal year 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal year 2013 to 2017.

Operating Lease Commitments.  At September 30, 2012, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2013	$993
2014	1,099
2015	1,095
2016	913
2017	64
Total	$4,164

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

Note 9.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 (in thousands):

	Three months ended September 30,
	2012	2011
Operating expenses:
Research and development	$683	$463
Sales and Marketing	499	496
General and administrative	682	582
Total stock-based compensation expense	$1,864	$1,541

In the three months ended September 30, 2012 and September 30, 2011 we issued 282,864 and 183,750 shares, respectively, of common stock for employee restricted stock awards and stock option exercises.

Stock Options

The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended September 30,		Employee Stock Purchase Plan for three months ended September 30,
	2012	2011	2012	2011
Expected volatility	0.72	0.70	0.62	0.62
Risk-free interest rate	0.45%	0.69%	0.16%	0.10%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.20	4.20	0.50	0.50
Weighted-average grant date fair value	$3.38	$2.67	$2.09	$2.69

Restricted Stock Units and Awards

For the three months ended September 30, 2012 and September 30, 2011, we granted 437,779 and 305,508 restricted stock units, respectively, with an average grant date fair value of $6.58 and $5.09, respectively.

Note 10.  Income Taxes

    We recorded an income tax benefit of $0.4 million for the three-month period ended September 30, 2012 compared to an income tax expense of $0.5 million for the comparable period in fiscal year year 2012 primarily as a result of receiving $0.7 million of withholding tax refunds in the first quarter of fiscal year 2013. We continue to recognize a partial valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be recognized.  The portion of our U.S. net deferred tax assets that has no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.

    Our annual income tax for fiscal year 2013 will consist of U.S. state income taxes, foreign income taxes and withholding taxes. Our annual income tax for fiscal year 2011 consisted of U.S. state income taxes, foreign income taxes, and withholding taxes.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended September 30, 2012. The total amount of gross unrecognized tax benefits as of September 30, 2012 and June 30, 2012 was approximately $5.3 million and $5.2 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of September 30, 2012 and June 30, 2012 was approximately $0.4 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.4 million for the periods ended September 30, 2012 and June 30, 2012, respectively.

    Although we file tax returns in several overseas tax jurisdictions, our major tax jurisdiction is the United States where we file U.S. federal and state returns. Our fiscal year 2008 and subsequent tax years remain subject to examination by the IRS for U.S. federal tax purposes.  The Company does not expect any significant change in the total amount of uncertain tax benefits in the next 12 months.

Note 11. Subsequent events

On November 5, 2012, we entered into separate definitive agreements with Bridge Crossing, LLC (“Bridge Crossing”), an acquisition vehicle of Allied Security Trust I (“AST”), and Imagination Technologies Group plc (LSE: IMG) (“Imagination”) with anticipated net proceeds of approximately $7.31 per share in cash to each holder of MIPS common stock.

Both transactions are subject to customary closing conditions, including the approval of the Company’s shareholders, who will vote separately on each of the transactions. Approval of the Bridge Crossing transaction is not subject to shareholder approval of the Imagination acquisition. The proceeds of the transactions, which are subject to a fixed holdback of approximately $100 million to cover tax and other liabilities, will be distributed to the Company’s  shareholders on a pro-rata basis through a recapitalization of MIPS common stock.

Patent Sale Agreement with Bridge Crossing, LLC

Bridge Crossing will acquire 498 of the Company’s total 580 patent assets for gross proceeds of $350 million. The Company will retain the remaining 82 patent properties that are directly relevant and key to the Company’s architecture, and will also be granted a royalty-free, perpetual license under all of the patent properties sold to Bridge Crossing. The Company will also provide a restricted license to Bridge Crossing under the 82 retained patent properties.

Consummation of the patent sale is subject to various conditions, including, among others, adoption of the Patent Sale Agreement by the stockholders of the Company.

The Patent Sale Agreement contains termination rights for Bridge Crossing and the Company, and further provides that, upon termination of the Patent Sale Agreement under certain specified circumstances, the Company will be obliged to pay Bridge Crossing a termination fee of $10 million.  In addition, in certain circumstances involving a material breach of the Patent Sale Agreement, if the Company enters into an agreement with a third party to sell, assign or exclusively license a majority of (1) the Assigned Patents (as defined in the Patent Sale Agreement) and (2) the Retained Patents (as defined in the Patent Sale Agreement) within 12 months after a termination of the Patent Sale Agreement, the Company is required to pay to Bridge Crossing a breakup fee of $30 million (less the termination fee of $10 million if previously paid).

Agreement and Plan of Merger with Imagination Technologies Group plc. and Imagination Acquisition Sub, Inc.

Subject to consummation of the Bridge Crossing transaction, Imagination will acquire the operating business of the Company, the 82 aforementioned patent properties, and license rights to all of the remaining patent properties of the Company for $60 million.

Consummation of the merger is subject to various conditions, including, among others, (i) approval of the Merger Agreement by the stockholders of the Company, (ii) consummation of the patent sale, (iii) consummation of the recapitalization transaction and (iv) receipt of written approval from the Committee on Foreign Investment in the United States approving the merger.

The Merger Agreement contains termination rights for Imagination and the Company, and further provides that, upon termination of the Merger Agreement under certain specified circumstances, the Company will pay Imagination a termination fee of $2.75 million and reimburse out-of-pocket fees and expenses, not to exceed $2.0 million.

Acquisition Related costs.

The Company has  retained investment banking firms and advisory firms to advise us in connection with potential transactions and to evaluate whether the consideration to be received by the holders of our common stock pursuant to the transactions was fair, from a financial point of view, to such holders. The Company will incur investment banking fees and other advisory costs relating to the transactions up to the completion of the transactions.

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

We reported first quarter fiscal year 2013 revenue of $13.9 million, representing a 19% decrease compared to first quarter of fiscal year 2012. Royalty revenue in the first quarter of fiscal year 2013 was $10.5 million, a 19% decrease compared to the first quarter of fiscal year 2012. Total royalty units reported in the first quarter of fiscal year 2013 were 182 million, a 5% increase from our first quarter of fiscal year 2012. As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our first quarter of fiscal year 2013 represented our customer shipments from the quarter ended June 30, 2012.  License and contract revenue in the first quarter of fiscal year 2013 was $3.5 million, an 18% decrease compared to the first quarter of fiscal year 2012.

Our total operating expense in the first quarter of fiscal year 2013 increased to $18.7 million, as compared to $16.3 million in the first quarter of fiscal year 2012.  This increase in operating expense for our first quarter of fiscal year 2013 compared to the same period of fiscal year 2012 was primarily due to the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value and professional services fees related thereto.

We recorded a tax benefit of $0.4 million in first quarter of fiscal year 2013 compared to a tax provision of $0.5 million in fiscal year 2012.  Our tax provision consists mainly of U.S. federal and state taxes, foreign tax, and withholding tax expenses and refunds.  In the first quarter of fiscal year 2013, we received withholding tax refunds of $0.7 million.

Our cash, cash equivalents and short term investments as of September 30, 2012 were $130.3 million compared to $110.9 million at June 30, 2012.

Results of Operations

Revenue.  Total revenue primarily consists of royalties and license and contract revenue. Royalties are based upon sales by licensees of products incorporating our technology. License and contract revenue consists of technology license fees generated from new and existing license agreements for developed technology and patents, associated maintenance agreements and engineering service fees generated from contracts for technology under development. Technology license fees vary based on, among other things, whether a particular technology is licensed for a single application or for multiple or unlimited applications, and whether the license granted covers a particular design or a broader architecture.

Our revenue in the three-month periods ended September 30, 2012 and September 30, 2011 was as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	Change in
			Percent
Revenue
Royalties	$10,473	$12,979	-19%
Percentage of Total Revenue	75%	75%
License and Contract Revenue	$3,470	$4,238	-18%
Percentage of Total Revenue	25%	25%
Total Revenue	$13,943	$17,217	-19%

Royalties.  Our royalty revenue in the first quarter of fiscal year 2013 decreased by 19% from the comparable period in fiscal year 2012. Total royalty units reported by our customers in the first quarter of fiscal year 2013 were 182 million, a 5% increase from our first quarter of fiscal year 2012. The royalty per unit for the current quarter was 5.8 cents compared to 7.5 cents in the year ago period.  The decline in royalty per unit was due to certain licensees reaching timing and volume tiers in their licenses that triggered lower royalty rates, a decline in average selling price for customers whose royalties are calculated as a percentage of their revenue, shifts in product mix at several of our licensees, and consolidation in the industry as certain of our smaller customers were acquired by larger customers with lower royalty rates.

License and Contract Revenue.

We license our embedded processor intellectual property in the form of both architectures and specific processor cores and in some cases our patents.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation in the number of years that license is valid and only cover those products specifically licensed and available at the time of the license.  Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 13 active architecture customers.  We recognize all license revenues under limited and unlimited use license agreements when there is persuasive evidence of an arrangement, fees are fixed or determinable, delivery has occurred and collectability is reasonably assured.

Our license and contract revenue decreased by 18% in the first quarter of fiscal year 2013 from the comparable period in fiscal year 2012. There was one new license agreements executed in the first quarter of fiscal year 2013 compared to three in the first quarter of fiscal year 2012.   Unlimited use licenses accounted for $2.6 million of our license and contract revenue in our first quarter of fiscal year 2013, and had terms ranging from 5 to 9 years with an average term of approximately 7 years.  Contract revenue from unlimited use license agreements was $2.9 million in the same period of fiscal year 2012.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,
	2012	2011	Change in Percent
	(in thousands, except for percentages)
Cost and Expenses
Cost of Sales	$362	$261	39%
Research and Development	$8,298	$7,906	5%
Sales and Marketing	$4,425	$4,831	-8%
General and Administrative	$5,566	$3,264	71%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The increase in cost of sales in the first quarter of fiscal year 2013 over the same period in fiscal year 2012 was primarily due to increased amortization of purchased third party software licenses in fiscal year 2013.

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

The $0.4 million increase in research and development expense for the first quarter of fiscal year 2013 over the comparable period in fiscal year 2012 was primarily due to a $0.5 million increase in incentive compensation resulting from the Company meeting certain financial targets in the first quarter of fiscal year 2013.  There was also a $0.2 million increase in stock compensation expense related to timing and mix of grants to employees.  These increases were partially offset by a $0.3 million decrease in research and development porting projects in the first quarter of fiscal year 2013 over the comparable period in fiscal year 2012.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools and applications, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

The $0.4 million decrease in sales and marketing expense for first quarter of fiscal year 2013 over the comparable period in fiscal year 2012 was due to a mix of increases and decreases in various expenses, including (i) a $0.5 million decrease in consulting expenses, (ii) a $0.3 million decrease in severance costs, (iii) a $0.2 million increase in incentive compensation resulting from the Company meeting certain financial targets in the first quarter of fiscal year 2013, and (iv) a $0.2 million increase in ecosystem development activities.

General and Administrative.    General and administrative expenses comprise salaries, outside professional service fees, legal fees including those associated with the establishment and protection of our patent, trademark and other intellectual property rights which are integral to our business, expenses related to compliance with the reporting and other requirements of a publicly traded company including directors and officers liability insurance and financial audit fees.

The $2.3 million increase in our general and administrative expense for the  first quarter of fiscal year 2013 over the comparable period in fiscal year 2012 was due to increases of (i) $1.9 million in connection with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value (ii) $0.1 million stock compensation expense primarily resulting from the timing and mix of employee stock grants, and (iii) $0.3 million in incentive compensation resulting from the Company meeting certain financial targets in the first quarter of fiscal year 2013.

Other Income (Expense), Net. Other Income (Expense) was relatively flat at less than $0.1 million for the first quarter of fiscal year 2013 and the same period in fiscal year 2012.

 Income Taxes.  Our income tax primarily consists of U.S. state income taxes, foreign income taxes and withholding taxes.

We recorded an income tax benefit of $0.4 million for the three-month period ended September 30, 2012 compared to an income tax expense of $0.5 million for the comparable period in fiscal year 2012 primarily as a result of receiving $0.7 million of withholding tax refunds in the first quarter of fiscal year 2013. We continue to recognize a partial valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be recognized.  The portion of our U.S. net deferred tax assets that has no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.

Liquidity and Capital Resources

At September 30, 2012, we had cash, cash equivalents and short term investments of $130.3 million, an increase of approximately $19.4 million from June 30, 2012.

Operating Activities

Net cash provided by operating activities was $19.6 million for the three months ended September 30, 2012. Our net loss included the effects of non-cash charges of $1.9 million from stock compensation expense and $0.5 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities increased primarily as a result of a $24.5 million decrease in accounts receivable, reflecting timing of customer billings and payments received, and an $0.4 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to the amortization of the associated licenses.  These increases in cash were offset by cash used as a result of (i) a $0.5 million decrease in long term liabilities, primarily reflecting timing of engineering design software design software license payments, (ii) a $2.4 million decrease in accounts payable and accrued liabilities, primarily due to the payment of our fiscal year 2012 incentive compensation in the first quarter of fiscal year 2013, and (iii) a $0.5 million decrease in deferred revenue, reflecting timing of customer payments compared to timing of revenue recognition.

Net cash used in operating activities was $2.6 million for the three months ended September 30, 2011. The cash used in operations was primarily a result of our positive net income net of non-cash expenses offset by net changes in our asset and liability balances. Our net income included the effects of non-cash charges of $1.5 million from stock compensation expense and $0.3 million in depreciation and amortization of intangible assets. We used cash in operating activities primarily as a result of (i) a $3.2 million decrease in accrued liabilities, primarily due to the payment of our fiscal year 2011 bonus and commissions in the first quarter of fiscal year 2012, (ii) a $1.8 million increase in accounts receivable, reflecting timing of customer billings and payments received and (iii) a $0.6 million decrease in accounts payable, due to the timing of vendor payments. These decreases were partially offset by cash provided by a $0.6 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments as compared to their amortization.

Investing Activities

 Net cash used in investing activities was $0.5 million for the three months ended September 30, 2012 as a result of $0.6 million used to purchase property, furniture and equipment partially offset by proceeds of $0.1 million from the net purchases of available-for-sale securities.

Net cash used in investing activities was $9.3 million for the three months ended September 30, 2011 as a result of usage of $8.8 million for the net purchases of available-for-sale securities and $0.4 million used to purchase property, furniture and equipment.

Financing Activities

Net cash provided by financing activities was $0.5 million for the three months ended September 30, 2012.   This cash generated from financing activities resulted from $0.4 million from stock option exercises and $0.1 million of cash provided by excess tax benefits from options exercised.

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

•	our ability to continue to generate cash flow from operations;

•	litigation expenses, settlements and judgments;

•	required levels of research and development and other operating costs;

•	changes in our compensation policies;

•	the issuance of restricted stock units and the related cash payments we make for withholding taxes due from employees in future years;

•	the level of exercises of stock options and stock purchases under our employee stock purchase plan;

•	the timing and payment of taxes;

•	significant payments to suppliers including Computer Aided Design (CAD) system vendors required under long term purchase agreements as these payments vary and can be up to $1.0 million per quarter;

•	The costs associated with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value;

•	the costs associated with capital expenditures.

    Our short term investments are liquid, and in the event we need to access these funds, we will be able to do without a material loss.

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

Our contractual obligations as of September 30, 2012 were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations (1)	$4,164	$993	$2,194	$977
Purchase obligations (2)	12,986	8,428	4,033	525
Other long-term liabilities and obligations (3)	1,425	—	1,425	—
Total	$18,575	$9,421	$7,652	$1,502

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of approximately $13 million at September 30, 2012 decreased from our purchase obligations as of June 30, 2012 by $2.5 million.  Of the total, $5.8 million of the obligations relate to purchased software licenses or engineering design software license contracts that are reflected in the Company’s accrued liabilities. The remaining $7.2 million of purchase obligations includes approximately $6.0 million due by September 30, 2013 with the balance to be completed within four years.

(3)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes aggregate of $2.8 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement.

Critical Accounting Polices and Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We regularly evaluate our accounting estimates and assumptions. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results inevitably will differ from the estimates, and such differences may require material adjustments to our financial statements. We believe there have been no significant changes to the items we disclosed as our critical accounting policies and estimates in our discussion and analysis of financial condition and results of operations in our 2012 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe there have been no significant changes to the discussion of quantitative and qualitative disclosures about market risk in our 2011 Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were not effective as of September 30, 2012, because of the material weakness described in Part II, Item 9A, in our 2012 Annual Report on Form 10-K.  In that section, we describe the material weakness in our internal control over financial reporting as a result of the error found during the preparation of financial statements with regards to the process of accounting for income taxes.

We lacked adequate controls over the process of determining and reporting the provision for income taxes. Specifically, controls relating to the oversight and review of the Company’s calculation of its income tax provision for completeness and accuracy by qualified personnel were ineffective.

We have an ongoing process of analyzing and improving our internal controls, including this material weakness identified by management.  Our remediation plan includes: (a) implementing additional reviews of the provision for income taxes by qualified personnel experienced in application of tax rules and regulations and accounting for income taxes; and (b) implementing the use of a new provision model that is more automated with built-in checks and control mechanisms to identify potential errors.

Other than the changes implemented as part of the remediation plan discussed above, there were no changes in our internal control over the financial reporting that occurred during the first quarter of fiscal year 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    Our business and results of operations may be affected by the announcement of the sale of certain of our patents to Bridge Crossing or our proposed acquisition by Imagination Technologies.

    On November 5, 2012, we entered into the patent sale agreement with Bridge Crossing, pursuant to which we will sell certain U.S. and foreign patents and patent applications to Bridge Crossing. On November 5, 2012, we entered into the merger agreement with Imagination Technologies and an acquisition subsidiary, pursuant to which the acquisition sub will merge with and into us, and we will continue as the surviving corporation and as a wholly owned subsidiary of Imagination Technologies. The terms of the patent sale agreement and the merger agreement, and the patent sale and the merger, which we refer to as the proposed transactions, are described in Note 11 of this Quarterly Report on Form 10-Q.

    The proposed transactions could have an adverse effect on our revenue in the near term if customers delay, defer, or cancel purchases until the completion of the proposed transactions. While we are attempting to mitigate this risk through communications with our customers, current and prospective customers could be reluctant to use and pay us license fees for architectural, product and patent rights, as well as royalties based on processor unit shipments. To the extent that the proposed transactions create uncertainty among customers or our employees such that any significant number of customers delay decisions to use our technology pending completion of the proposed transactions, or our employees depart the company or become distracted, our results of operations and ability to operate profitably could be negatively affected. Decreased revenue or a failure to be profitable could have a variety of adverse effects, including negative consequences to our relationships with, and ongoing obligations to, customers, suppliers, employees, business partners, and others with whom we have business relationships. In addition, our quarterly operating results could fail to meet the expectations of market analysts, which could cause our stock price to decline.

    We are also subject to additional risks in connection with the proposed transactions, including: (1) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us under the merger agreement of $2.75 million and the payment of Imagination Technologies’ out-of-pocket transaction-related expenses in an amount up to $2.0 million, in each case pursuant to and in accordance with the terms of the merger agreement, (2) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us under the patent sale agreement of $10 million, or $20 million if we wrongfully terminate the agreement but have already paid the termination fee of $10 million, or $30 million if we have not yet paid the termination fee of $10 million, in each case pursuant to and in accordance with the terms of the patent sale agreement, (3) the outcome of any legal proceedings that may be instituted against us, our directors and others relating to the proposed transactions, (4) the failure of the proposed transactions to close for any reason, including due to the failure to obtain the necessary stockholder approvals, (5) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the patent sale agreement and merger agreement and the potential impact of such covenants on our business, (6) the risk that the proposed transactions will divert management’s attention resulting in a potential disruption of our current business plan, and (7) potential difficulties in employee retention arising from the proposed transactions.

    We may suffer additional consequences if the proposed patent sale to Bridge Crossing or acquisition by Imagination Technologies are not completed.

    If the proposed transactions are not completed, we could suffer a number of consequences that may adversely affect our business, results of operations and stock price, including the following:

•
activities relating to the proposed transactions and related uncertainties may divert our management’s attention from our day-to-day business and cause disruptions among our employees and to our relationships with customers and business partners, thus detracting from our ability to grow revenue and possibly leading to a loss of revenue and market position that we may not be able to regain if the proposed transactions do not occur;

•
the market price of our common stock could decline following an announcement that the proposed transactions have been abandoned, to the extent that the current market price reflects a market assumption that the proposed transactions will be completed;

•
if the patent sale agreement is terminated under certain circumstances, we may be required to pay a termination fee or a wrongful termination payment to Bridge Crossing, and if the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee to Imagination Technologies and reimburse Imagination Technologies for its transaction-related expenses;

•
certain costs related to the proposed transactions, including the fees and/or expenses of our legal, accounting and financial advisors, must be paid even if the proposed transactions are not completed;

•	our stockholders may fail to approve the patent sale or the merger;
•	we may be subject to legal proceedings related to the proposed transactions;
•	we may be the subject of other patent sale or acquisition proposals that require management attention and that may be less favorable to us and our stockholders than the proposed transactions;
•
the timing of the completion of the patent sale or the merger and the impact of the patent sale or the merger may negatively affect our capital resources, cash requirements, profitability, management resources and liquidity;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and
•	a failed transaction may result in negative publicity and/or a negative impression of us in the investment community or business community generally.

    The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of technology license fees paid for access to our developed technology (and in some cases, our patents), associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 9% in fiscal year 2010. However, our license and contract revenue increased by 12% in fiscal year 2011 and 35% in fiscal year 2012 as compared to prior years.  The fiscal year 2012 increase was due to a license agreement with a customer providing them the rights to use our patent license portfolio.  In the first quarter of fiscal year 2013, our license and contract revenue decreased by 18% as compared to the first quarter of fiscal year 2012.

Changes in the size and nature of the license agreements that we enter into in a given period could cause our operating results to differ significantly from one period to another.  We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 13 active architecture customers.  In addition, in June 2012 we entered into a license agreement with a customer providing them the rights to use our patent license portfolio.  No assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization.

We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 51% in fiscal year 2010, 61% in fiscal year 2011 and 86% in fiscal year 2012 of our total license and contract revenue. Additionally, in the first quarter of fiscal year 2013, license revenue from unlimited use license agreements was 73% of our total license and contract revenue.

The revenue recognized by a license-based business can vary significantly from period to period, depending on the number and size of the license deals closed during the quarter.  As a result, it is difficult to predict the level of licensing activity in future periods. Our licensees are not obligated to license new or future generations of our products, so past license and contract revenue may not be indicative of the amount of such revenue in any future period. In addition, consolidation, merger and acquisition activity involving our customers and potential customers may limit our ability to enter into new license agreements, as such activity reduces the number of potential licensees for our products. If we cannot maintain or grow our contract revenue or if our customers do not adopt our technology and obtain corresponding licenses, our results of operations will be adversely affected.

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

We may not be successful in our strategic efforts around patent monetization.  Our future success depends in part on our ability to monetize our patents.  In the fourth quarter of fiscal year 2012, we entered into a license agreement with Broadcom Corporation, pursuant to which we licensed our patents and received a license fee of $26.5 million.  We have historically not licensed our patent portfolio in connection with our licensing business model, and it is difficult to predict if we will be able to enter into future license agreements for our patent portfolio. If we do not enter into future patent license agreements, and we are not otherwise successful in alternative patent monetization strategies, our financial condition, revenue and results of operations could be adversely impacted in the future. In addition, our ability (or inability) to successfully conclude patent license agreements in any given quarter may have a significant impact on our quarterly revenue.  Furthermore, no assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization.

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

Revenue from our five largest customers represented approximately 60% and 54% of our net revenue in the quarters ended September 30, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our first quarters of fiscal year 2013 and 2012, 56%  and 52% of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

Catastrophic events may disrupt our business and harm our operating results.  Our corporate headquarters, a significant portion of our research and development activities, our data centers and certain other critical business operations are located in California. A disruption or failure of our operations in the event of a major natural disaster, telecommunications failure, cyber attack, civil unrest, acts of war, terrorist attack or other catastrophic event could cause system interruptions, delays in our product development and loss of critical data, and could prevent us from fulfilling our customers’ orders.  An earthquake or other catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or IT systems would severely affect our ability to conduct normal business operations and, as a result, our operating results would be adversely affected.  In addition, the March 2011 earthquake and tsunami in Japan negatively impacted the operations, facilities, development plans, sales, and financial condition of our existing licensees and potential licensees with operations in Japan.  The Japan earthquake and tsunami and other future catastrophic events may adversely affect our ability to enter into new agreements with licensees and the ability of these licensees to complete product shipments upon which we earn royalty revenue.

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

 ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Item 4.	Mine Safety Disclosures

Not Applicable

  ITEM 5 IS NOT APPLICABLE AND HAS BEEN OMITTED.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc., a Delaware corporation

November 9, 2012	By:	/s/ WILLIAM SLATER
William Slater
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)