Form 10-K/A
period 2012-06-30
MIPS TECHNOLOGIES INC
filed 2013-01-14
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of December 31, 2012, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 54,414,684.

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

    MIPS Technologies, Inc. is filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission (SEC) on September 10, 2012 (Annual Report), which Annual Report was supplemented by Amendment No. 1 to the Annual Report, filed with the SEC on October 26, 2012, in response to comment letters received from the SEC in connection with its review of our application for confidential treatment for certain omitted portions of Exhibit 10.40.

    Except as otherwise expressly stated in this Amendment No. 2, this Amendment No. 2 continues to speak as of the date of the Annual Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with our Annual Report and any other filings we made with the SEC subsequent to the filing of the Annual Report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

3.	Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	List of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

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

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.01 to the Company’s Form S-8 filed on May 10, 2012).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

Exhibit No.	List of Exhibits

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

10.24	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.25*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 16, 2007).

10.26*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

Exhibit No.	List of Exhibits

10.27	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.28*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.29*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

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

10.40**	License Agreement between MIPS Technologies, Inc. and Broadcom Corporation, dated June 29, 2012.

Exhibit No.	List of Exhibits

21.1	Subsidiaries of the Registrant (incorporated herein by reference to exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

31.3
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2012)

31.4
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.2 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2012)

31.5	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

**	Portions of this exhibit have been omitted in conjunction with a confidential treatment application filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MIPS Technologies, Inc.
By:	/s/ SANDEEP VIJ
Sandeep Vij
President and Chief Executive Officer.
Date: January 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SANDEEP VIJ
Sandeep Vij	Chief Executive Officer and Director (Principal Executive Officer)	January 11, 2013

/s/ WILLIAM SLATER
William Slater	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 11, 2013

/s/ KENNETH L. COLEMAN
Kenneth L. Coleman	Director and Chairman of the Board	January 11, 2013

/s/ FRED M. GIBBONS
Fred M. Gibbons	Director	January 11, 2013

/s/ ROBERT R. HERB
Robert R. Herb	Director	January 11, 2013

/s/ WILLIAM M. KELLY
William M. Kelly	Director	January 11, 2013

/s/ JEFFREY MCCREARY
Jeffrey McCreary	Director	January 11, 2013

/s/ KENNETH TRAUB
Kenneth Traub	Director	January 11, 2013

/s/ ROBIN L. WASHINGTON
Robin L. Washington	Director	January 11, 2013

/s/ FRED WEBER
Fred Weber	Director	January 11, 2013

EXHIBIT INDEX

Exhibit No.	Index of Exhibits

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on November 14, 2003).

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K filed on August 18, 2010).

4.1	Amended and Restated Preferred Stock Rights Agreement, as amended (incorporated herein by reference to Exhibit 10.11.3 to the Company’s Form 8-A12G/A filed on November 18, 2003).

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

10.8*	The 1998 Long-Term Incentive Plan, as amended and restated (incorporated herein by reference to Exhibit 99.01 to the Company’s Form S-8 filed on May 10, 2012).

10.9*	The Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 4.03 to the Company’s Current Report on Form 8-K filed on January 11, 2008).

10.10*	Directors’ Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

10.11*	Nonqualified Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000).

10.12*	2002 Non-Qualified Stock Option Plan (incorporated herein by reference to Exhibit 4.1 to the Company’s Form S-8 filed on April 29, 2002).

Exhibit No.	Index of Exhibits

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

10.24	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 31, 2005).

10.25*	Change in Control Agreement (incorporated herein by reference to Exhibit 99.03 to the Company’s Current Report on Form 8-K filed on October 16, 2007).

10.26*	Amendment to Change in Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on February 6, 2009).

Exhibit No.	Index of Exhibits

10.27	Industrial Lease dated February 27, 2009 (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.28*	Offer Letter dated December 22, 2009 to Sandeep Vij (incorporated herein by reference to Exhibit 99.02 to the Company's Form 8-K filed on January 25, 2010).

10.29*	Offer Letter dated March 10, 2010 to Ravikrishna Cherukuri, Vice President of Engineering (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on May 6, 2010).

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

10.40**	License Agreement between MIPS Technologies, Inc. and Broadcom Corporation, dated June 29, 2012.

Exhibit No.	Index of Exhibits

21.1	Subsidiaries of the Registrant (incorporated herein by reference to exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

23.1	Consent of Independent Registered Public Accounting Firm (incorporated herein by reference to exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

31.1
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012).

31.2
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

31.3
Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.1 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2012)

31.4
Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 31.2 to the Company’s Amendment No. 1 to its Annual Report on Form 10-K for the year ended June 30, 2012)

31.5	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

32.2
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated herein by reference to exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012)

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of said form.

**	Portions of this exhibit have been omitted in conjunction with a confidential treatment application filed with the Securities and Exchange Commission.