Form 10-Q
period 2012-12-31
MIPS TECHNOLOGIES INC
filed 2013-02-05
CIK 1059786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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

As of January 31, 2013, the number of outstanding shares of the registrant’s common stock, $0.001 par value, was 54,507,113.

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

Signatures

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$131,299	$76,242
Short-term investments	—	34,642
Accounts receivable, net	1,068	27,044
Prepaid expenses and other current assets	2,985	1,793
Total current assets	135,352	139,721
Equipment, furniture and property, net	3,214	2,892
Intangible assets, net	1,588	1,927
Goodwill	565	565
Other assets	9,003	10,035
Total Assets	$149,722	$155,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,619	$2,578
Accrued liabilities	13,093	11,852
Deferred revenue	769	1,259
Total current liabilities	15,481	15,689
Long-term liabilities:
Other long-term liabilities	8,874	9,815
Total long-term liabilities	8,874	9,815
Stockholders’ equity:
Common stock, $0.001 par value: 250,000,000 shares authorized at December 31, 2012 and June 30, 2012; and 54,414,684 and 53,575,298 shares outstanding at December 31, 2012 and June 30, 2012, respectively, net of 193,625 and 121,297 reacquired shares at December 31, 2012 and June 30, 2012, respectively	54	53
Preferred stock, $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Additional paid-in-capital	322,629	316,210
Accumulated other comprehensive income	581	557
Accumulated deficit	(197,897)	(187,184)
Total stockholders’ equity	125,367	129,636
Total Liabilities and Stockholders’ Equity	$149,722	$155,140

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenue:
Royalties	$10,751	$13,224	$21,224	$26,203
License and contract revenue	3,840	2,077	7,310	6,315
Total revenue	14,591	15,301	28,534	32,518
Operating Expenses:
Cost of sales	332	344	694	605
Research and development	9,031	8,278	17,329	16,184
Sales and marketing	4,141	3,892	8,566	8,723
General and administrative	5,478	3,339	11,044	6,603
Transaction related costs	1,918	—	1,918	—
Total operating expenses	20,900	15,853	39,551	32,115
Operating income (loss)	(6,309)	(552)	(11,017)	403
Other income, net	52	14	60	67
Income (loss) before income taxes	(6,257)	(538)	(10,957)	470
Provision (benefit) for income taxes	130	434	(244)	919
Net loss	$(6,387)	$(972)	$(10,713)	$(449)
Net loss per share, basic	$(0.12)	$(0.02)	$(0.20)	$(0.01)
Net income loss per share, diluted	$(0.12)	$(0.02)	$(0.20)	$(0.01)
Common shares outstanding, basic	54,109	52,886	53,904	52,773
Common shares outstanding, diluted	54,109	52,886	53,904	52,773

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (unaudited)

(In thousands)

	Six Months Ended December 31,
	2012	2011
Net loss	$(10,713)	$(449)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of $0 tax in 2013 and 2012	12	(15)
Changes in unrealized gains (losses) on available-for-sale securities, net of $0 tax in 2013 and 2012	12	(28)
Other comprehenstive income (loss)	24	(43)
Comprehensive loss	(10,689)	(492)

See accompanying notes.

MIPS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(In thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities:
Net loss	$(10,713)	$(449)
Adjustments to reconcile net loss to cash provided by operations:
Depreciation	724	471
Stock-based compensation	3,762	2,953
Excess tax benefits from stock-based compensation	(168)	—
Amortization of intangible assets	340	252
Amortization of investment premium, net	164	265
Other non-cash charges	124	139
Changes in operating assets and liabilities:
Accounts receivable	25,976	1,500
Prepaid expenses	(1,260)	(230)
Other assets	1,459	791
Accounts payable	(1,074)	(613)
Accrued liabilities	1,283	(3,620)
Deferred revenue	(572)	(488)
Long-term liabilities	(1,196)	53
Net cash provided by operating activities	18,849	1,024
Investing activities:
Purchases of marketable securities	(16,857)	(22,588)
Proceeds from sales of marketable securities	27,032	2,613
Proceeds from maturities of marketable securities	24,419	26,000
Capital expenditures	(966)	(659)
Net cash provided in investing activities	33,628	5,366
Financing activities:
Net proceeds from issuance of common stock	2,410	1,269
Excess tax benefits from stock-based compensation	168	—
Net cash provided by financing activities	2,578	1,269
Effect of exchange rates on cash	2	(32)
Net increase in cash and cash equivalents	55,057	7,627
Cash and cash equivalents, beginning of period	76,242	69,202
Cash and cash equivalents, end of period	$131,299	$76,829

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

Pending Acquisition by Bridge Crossing LLC and Imagination Technologies Group plc

    On November 5, 2012, MIPS entered into a patent sale agreement with Bridge Crossing, LLC (“Bridge Crossing”), an acquisition vehicle of Allied Security Trust I (“AST”), and a merger agreement with Imagination Technologies Group plc (LSE: IMG) (“Imagination”) with anticipated net proceeds of approximately $7.31 per share in cash to each holder of MIPS common stock.  On December 9, 2012, MIPS entered into an amendment to its merger agreement with Imagination that increased the purchase price being paid by Imagination to $80 million (from an original purchase price of $60 million) and removed the conditions to closing requiring the approval of the Committee on Foreign Investment in the United States and that MIPS is not a real property holding corporation. As a result of the amendment, the net proceeds to each holder of MIPS common stock following the consummation of the proposed patent sale transaction with Bridge Crossing, the proposed recapitalization and the proposed merger, increased to approximately $7.64 per share in cash.  On December 16, 2012, MIPS entered into an amendment to its merger agreement with Imagination that increased the purchase price being paid by Imagination to $100 million.  As a result of the amendment, the net proceeds to each holder of MIPS common stock, following the consummation of the proposed patent sale transaction with Bridge Crossing, the proposed recapitalization and the proposed merger, has increased to approximately $7.94 per share in cash.

    The patent sale agreement contemplates the sale of all of our right, title and interest in most of our active issued patents and patent applications to Bridge Crossing and sublicensable rights to a smaller group of our patents and patent applications for a total of $350 million. The patents and patent applications sold pursuant to the patent sale agreement relate to, among other categories, features, functionality, instruction set architectures and microarchitectural characteristics of microprocessors and related semiconductor hardware.

    The merger agreement contemplates the merger of an acquisition subsidiary (of Imagination) with and into MIPS, with MIPS continuing as the surviving corporation and a wholly owned, indirect subsidiary of Imagination following the merger.  The merger agreement provides that following the closing of the patent sale but prior to the closing of the merger, MIPS will effect a recapitalization by amending its certificate of incorporation.  If the certificate of amendment is adopted, approved and filed, MIPS will distribute the proceeds from the patent sale agreement and all cash on hand, less a fixed holdback of approximately $100 million and MIPS stockholders will be entitled to receive 0.226276 shares of MIPS common stock (which shares will be converted into cash in connection with the merger) and a cash payment, without interest and less any applicable withholding taxes, for each share of MIPS common stock held by such stockholder at the time of filing of the certificate of amendment.  The amount payable to stockholders in connection with the recapitalization will be affected by the Company’s operating results, estimated transaction expenses, timing of the recapitalization and other factors.

    Both the patent sale transaction and the merger transaction are subject to customary closing conditions, including the approval of the Company’s stockholders, who will vote separately on each of the transactions and the recapitalization. Approval of the patent sale transaction is not subject to stockholder approval of the recapitalization or the merger transaction.  Approval of the recapitalization is subject to stockholder approval of the patent sale transaction and the merger transaction.  Approval of the merger transaction is subject to stockholder approval of the patent sale transaction and the recapitalization.

    Assuming the stockholders approve both transactions and the recapitalization, the proceeds of the transactions, which are subject to a fixed holdback of approximately $100 million to cover tax and other liabilities, will be distributed to the Company’s stockholders on a pro-rata basis through a recapitalization of MIPS common stock. If the Company completes the patent sale transaction but does not complete the proposed merger transaction, the impact of the patent sale would be an increase to the Company’s cash balance by the proceeds of the patent sale and an increase to the Company’s liabilities to advisers with respect to the patent sale.  In addition, the gain that results from the patent sale would give rise to taxable income, which would be partially offset by the Company’s ability to realize, and therefore recognize, certain net U.S. deferred tax assets.

    The Company’s annual meeting is currently scheduled to be held on February 6, 2013.  At the annual meeting, stockholders will vote on a number of proposals, including the patent sale transaction, the recapitalization and the merger transaction.

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

Cash and Cash Equivalents and Short-Term Investments. Cash and cash equivalents consist mainly of cash, money market funds, and other highly liquid investments which have original maturities of three months or less at the time of acquisition.  Investments with original maturities of greater than 90 days at the time of acquisition but less than one year from the balance sheet date are classified as short-term investments.  The fair value of cash and cash equivalents approximates their carrying value at December 31, 2012.

 Available-for-sale securities are carried at fair value, based on quoted market prices, with the unrealized gains or losses reported, net of tax, in stockholders’ equity as part of accumulated other comprehensive income (loss). We determine the fair values for short-term investments (that principally consist of marketable debt and equity securities) using industry standard pricing services, data providers and other third-party sources and by internally performing valuation analyses (see Note 4).  The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in other income (expense), net. Realized gains and losses, if any, are recorded on the specific identification method and are included in other income (expense).  We had no available-for-securities as of December 31, 2012.

 We review our investments in marketable securities for possible other-than-temporary impairments on a regular basis. In determining if and when a decline in value below the adjusted cost of marketable debt and equity securities is other-than-temporary, we evaluate, on an ongoing basis the market conditions, trends of earnings, financial condition, credit ratings, any underlying collateral and other key measures for our investments. In addition, we consider: 1) our intent to sell the security, 2) if we intend to hold the security, whether it is more likely than not that we will be required to sell the security before recovery of the security’s amortized cost basis and 3) if we intend to hold the security, whether or not we expect to recover the entire amortized cost basis of the security. If any loss on investment is believed to be other-than-temporary, a charge will be recognized. Due to the high credit quality and short term nature of our investments, there have been no other-than-temporary impairments recorded to date. As of December 31, 2012, there were no available-for-sale securities.

Note 2.  Transaction Related Costs

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Transaction related costs	$1,918	$—	$1,918	$—

    The Company retained investment banking firms to advise us in connection with potential transactions related to patent monetization and other opportunities for increasing shareholder value.  The Company incurred $1.6 million in legal fees, $0.1 million in banking fees and $0.2 million in professional costs in each of the three months and six months ended December 31, 2012 relating to the pending merger with Imagination, which have been reported as transaction related costs in the Company’s condensed consolidated statements of operations for the three months and six months ended December 31, 2012. At the effective time of the transaction, the Company is expected to incur additional aggregate fees of approximately $9.7 million to the investment banking firms based on the current transaction terms.

Note 3.  Computation of Earnings Per Share

Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares that were outstanding during the period. Diluted earnings per share is computed giving effect to all dilutive potential common shares that were outstanding for any periods presented in these financial statements.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(6,387)	$(972)	$(10,713)	$(449)
Denominator:
Weighted-average shares of common stock outstanding	54,109	52,886	53,904	52,773
Effect of dilutive securities	—	—	—	—
Shares used in computing diluted net loss per share	54,109	52,886	53,904	52,773
Net loss per share, basic	$(0.12)	$(0.02)	$(0.20)	$(0.01)
Net loss per share, diluted	$(0.12)	$(0.02)	$(0.20)	$(0.01)
Potentially dilutive securities from outstanding stock options and restricted stock units excluded from diluted net income (loss) per share because they are anti-dilutive (A)	1,256	3,893	1,264	3,581

(A)	For the three and six months ended December 31, 2012, dilutive securities were excluded from diluted net loss per share because they are anti-dilutive.

Note 4.  Comprehensive Loss

    Total comprehensive loss includes net loss and other comprehensive loss, which primarily comprises foreign currency adjustments and changes in unrealized gains (losses) on short-term investments. Total comprehensive loss for the second quarter of fiscal year 2013 was $6.4 million and total comprehensive loss for the six months of fiscal 2013 was $10.7 million compared to comprehensive loss for the second quarter of fiscal year 2012 was $1.0 million and total comprehensive loss for the six months of fiscal 2012 was $0.5 million.

Note 5.  Fair Value

Historically, we invest in short-term investments which principally consist of marketable debt and equity securities.  Our financial assets are measured and recorded at fair value, except for equity investments in privately-held companies. These equity investments are generally accounted for under the cost method of accounting and are periodically assessed for other-than-temporary impairment when an event or circumstance indicates that an other-than-temporary decline in value may have occurred. Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are recorded at cost and are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred or at least annually in the case of goodwill.

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

We had no Level 3 assets as of December 31, 2012 or June 30, 2012.

Cash equivalents, short-term investments and non-qualified deferred compensation plan assets are measured at fair value on a recurring basis. The Company’s non-qualified deferred compensation plan assets consist of money market and mutual funds invested in domestic and international marketable securities that are directly observable in active markets.  The deferred compensation plan assets, which were all Level 1 assets, recorded as of December 31, 2012 and June 30, 2012 were $1.5 million and $1.3 million, respectively.

We had no available-for-sale securities as of December 31, 2012 as a result of the sale and maturity of our investments in the three months ended December 31, 2012.   In the three and six months ended December 31, 2012 we recorded a realized gain of $12,300 on our investments as part of the sale of certain securities.

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

    Available-for-sale securities, all of which were classified as short-term investments, held by the Company as of June 30, 2012 were as follows (in thousands):

	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Commercial Paper	$11,493	$—	$—	$11,493
Corporate Bonds	18,159	—	(13)	18,146
Government Agency	5,003	—	—	5,003
Total Short-term Investments	$34,655	$—	$(13)	$34,642

Note 6.  Goodwill and Purchased Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired through past business combinations.   Our goodwill balance of $565,000 is primarily attributable to the First Silicon Solutions acquisition that occurred in September 2005 and did not change in fiscal year 2012 and in the first six months of fiscal year 2013.

The balances of our acquisition related intangible assets, all relating to developed and core technology, and the basis in purchased software licenses were as follows (in thousands):

	December 31, 2012			June 30, 2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Developed and core technology	$1,100	$(1,100)	$—	$1,100	$(1,045)	$55
Purchased software licenses	2,383	(795)	1,588	2,383	(511)	1,872
Purchased intangible assets	$3,483	$(1,895)	$1,588	$3,483	$(1,556)	$1,927

Developed and core technology is being amortized over its useful life of 10 years.  Purchased software licenses are being amortized over their useful lives of 3 to 6 years.

Estimated future amortization expense related to our existing acquisition related intangible assets and purchased software licenses is as follows:

in thousands
Fiscal Year
Remaining 2013	$272
2014	491
2015	300
2016	300
2017	225
Total	$1,588

Note 7.   Other Long-Term Assets

The components of other long-term assets are as follows (in thousands):

	December 31, 2012	June 30, 2012
Investment in privately held company	$400	$400
Long-term engineering design software licenses	5,663	7,224
Deferred compensation plan	1,480	1,345
Other	1,460	1,066
Total other assets	$9,003	$10,035

Note 8.  Accrued and Other Long-Term Liabilities

The components of accrued liabilities are as follows (in thousands):

	December 31, 2012	June 30, 2012
Accrued compensation and employee-related expenses	$4,618	$5,593
Engineering design software licenses	2,386	2,686
Customer advance	—	900
Accrued legal and related fees	2,802	557
Other accrued liabilities	3,287	2,116
Total accrued liabilities	$13,093	$11,852

The components of other long-term liabilities are as follows (in thousands):

	December 31, 2012	June 30, 2012
Deferred compensation	$1,475	$1,341
Long-term income tax liability	2,809	2,241
Long-term obligation related to engineering design software licenses	2,685	4,210
Long-term deferred revenue	1,656	1,738
Other	249	285
Total long-term liabilities	$8,874	$9,815

Note 9.  Commitments and Contingencies

Purchase Commitments with Suppliers.  The Company has agreements with suppliers and other parties to purchase goods, services and long-lived assets. Unconditional obligations under these agreements for each of the four years from fiscal year 2013 through 2016 were approximately $4.8 million, $0.5 million, $0.3 million, and $0.3 million, respectively. These commitments are exclusive of purchased software licenses and engineering design software license contracts of $5.1 million and advisory fees of $0.5 million that were incurred as of December 31, 2012.  These items are reflected in the Company’s accrued liabilities (see Note 7).  In fiscal year 2011, we entered into a software license agreement where we may be obligated to pay an additional $0.2 million on an annual basis, depending upon the volume of future usage by end users from fiscal year 2013 to 2017.

Operating Lease Commitments.  At December 31, 2012, the Company’s future minimum payments for operating lease obligations are as follows:

In thousands
Fiscal Year
Remaining 2013	$669
2014	1,101
2015	1,097
2016	914
2017	64
Total	$3,845

Litigation. From time to time, we are involved in disputes, litigation and other legal actions in the ordinary course of business. We continually evaluate uncertainties associated with legal matters and record charges equal to the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated.  MIPS believes it has adequate provisions for any such matters as of December 31, 2012 and it was not reasonably possible that an additional material loss had been incurred in an amount in excess of the total amount already recognized on MIPS's financial statements.

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

On November 29, 2012, an alleged stockholder filed a putative class action entitled Capgrowth Group v. Sandeep S. Vij, et al., Case No. 1:12-CV-236874, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Capgrowth Action. The defendants are MIPS Technologies and the members of our board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement with Bridge Crossing and the merger agreement with Imagination Technologies and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The plaintiff seeks, among other things, an order enjoining the consummation of the merger, an award of compensatory or rescissory damages, and awarding attorneys’ fees and costs. On December 17, 2012, defendants filed a motion to stay the Capgrowth Action pending resolution of the more advanced Shankar Action (defined below).

On December 12, 2012, an alleged stockholder filed a putative class action entitled Frank Minjarez v. MIPS Technologies, Inc., et al., Case No. 1:12-CV-237719, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Minjarez Action. The defendants are MIPS Technologies, the members of our board of directors, an acquisition subsidiary of Imagination Technologies (“Acquisition Sub”), AST and Bridge Crossing. The complaint alleges that MIPS Technologies and the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The complaint further alleges Acquisition Sub, Bridge Crossing and AST aided and abetted the alleged breaches of fiduciary duty by MIPS Technologies and the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed transactions, rescinding the proposed transactions if they are consummated, and awarding attorneys’ fees and costs.

On December 12, 2012, an alleged stockholder filed a putative class action entitled Ashish Shankar v. Kenneth L. Coleman, et al., Case No. 8103-VCN, in the Court of Chancery of the State of Delaware, which we refer as the Shankar Action. The defendants are MIPS Technologies, the members of our board of directors, Acquisition Sub, Imagination Technologies, AST, and Bridge Crossing. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The complaint further alleges Imagination Technologies, Acquisition Sub, Bridge Crossing and AST aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed transactions, rescinding the proposed transactions if they are consummated or awarding rescissory damages, awarding damages, and awarding attorneys’ fees and costs.

On December 14, 2012, MIPS Technologies and the individual defendants answered the complaint in the Shankar Action. On December 17, 2012, Imagination Technologies and Acquisition Sub entered their appearance in the Shankar Action. Also on December 17, the Court of Chancery entered an order governing the production and exchange of confidential and highly confidential information. On December 18, the Court of Chancery entered a scheduling order providing for, among other things, the certification of a non-opt out class in the Shankar Action. That scheduling order further provided, among other things, that plaintiff will file an amended complaint no later than three days after MIPS Technologies filed a revised preliminary proxy statement with the SEC. Also on December 18, Imagination Technologies and Acquisition Sub answered the complaint in the Shankar Action.

On December 18, 2012, the plaintiff in the Capgrowth action filed a first amended complaint adding Imagination Technologies, Acquisition Sub, and Bridge Crossing as defendants. The first amended complaint further added allegations that Imagination Technologies, Acquisition Sub, and Bridge Crossing aided and abetted the alleged breaches of fiduciary duty by MIPS Technologies and the individual defendants. The first amended complaint further added a claim against MIPS Technologies, in which plaintiff seeks attorneys' fees associated with the increase in the merger consideration that plaintiff alleges to have precipitated. Also on December 18, 2012, the plaintiff filed an application for a temporary restraining order seeking to enjoin the consummation of the proposed transactions.

On December 19, 2012, an alleged stockholder filed a putative class action entitled John Mahlke v. MIPS Technologies, Inc., Case No. 8127, in the Court of Chancery of the State of Delaware, which we refer to as the Mahlke Action. The defendants are MIPS Technologies, the members of our board of directors, Acquisition Sub, and Imagination Technologies. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed merger arises out of a flawed process which resulted in a failure to maximize stockholder value. The complaint further alleges that the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed merger. The complaint further alleges Imagination Technologies and Acquisition Sub aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed merger, rescinding the proposed merger if it is consummated or awarding rescissory damages, awarding damages, and awarding attorneys’ fees and costs. On December 20, 2012, MIPS Technologies and the individual defendants answered the complaint in the Mahlke Action.  On December 21, 2012, Imagination Technologies and Acquisition Sub answered the complaint in the Mahlke Action.

On December 21, 2012, MIPS Technologies and the individual defendants filed an amended motion to stay in the Capgrowth Action.

On December 24, 2012, plaintiff in the Shankar Action filed an amended complaint. On December 27, 2012, the Court of Chancery granted an order consolidating the Shankar action and the Mahlke action into one action entitled In re MIPS Technologies, Inc. Stockholder Litigation, Consolidated C.A. No. 8103-VCN, which we refer to as the Consolidated Action. Pursuant to the agreement of the parties in the Consolidated Action, the amended complaint in the Shankar Action was treated as the operative complaint for the Consolidated Action.

On December 28, 2012, an alleged stockholder filed a putative class action entitled Abhilash Joseph v. Sandeep S. Vij, et al., Case No. 1:12-cv-238629, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Joseph Action. The defendants are MIPS Technologies and the members of our board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from both the preliminary proxy statement and the revised preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20 and December 20, 2012, in connection with the proposed transactions. The plaintiff seeks, among other things, an order declaring the merger agreement was entered into in breach of the individual defendants' fiduciary duties and that the merger agreement is unenforceable, enjoining the consummation of the proposed transactions, rescinding the merger agreement or the patent sale agreement to the extent either is already implemented, and awarding attorneys’ fees and costs.

On January 3, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, MIPS Technologies, the individual defendants, Bridge Crossing, AST, Imagination Technologies and Acquisition Sub entered into a memorandum of understanding with the plaintiffs in the Consolidated Action providing for the settlement in principle of the claims brought on behalf of the class in the Consolidated Action. Pursuant to the memorandum of understanding, MIPS Technologies included additional disclosures in the definitive proxy statement requested by plaintiffs and agreed to waive certain provisions in standstill agreements applicable to two parties. The parties to the Consolidated Action are in the process of documenting the settlement and will present the settlement to the Court of Chancery for approval when that documentation is complete.

On January 11, 2013, MIPS Technologies entered into a stipulation with the plaintiffs in the Capgrowth Action and Minjarez Action in which the parties agreed that the settlement in the Consolidated Action in Delaware, plus certain supplemental disclosures made by the Company, resolve the claims asserted in the Capgrowth Action and the Minjarez Action.

We intend to defend vigorously against those suits that have not been settled in principle. However, because any lawsuits which have not been settled in principle are in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the actions will not delay the consummation of the patent sale or the merger or result in substantial costs (which may include settlement costs); even a meritless lawsuit may potentially delay consummation of the patent sale and the merger.

Note 10.  Stock-Based Compensation

 The following table shows total stock-based employee compensation expense included in the condensed consolidated statements of operations for the three months and six months ended December 31, 2012 and 2011 (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Operating expenses:
Research and development	$710	$532	$1,393	$995
Sales and marketing	434	239	933	734
General and administrative	754	641	1,437	1,224
Total stock-based compensation expense	$1,898	$1,412	$3,763	$2,953

In the three months and six months ended December 31, 2012 we issued 556,522 and 839,386 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.  For the three months and six months ended December 31, 2011, we issued 234,505 and 418,255 shares, respectively, of common stock for employee stock purchase plan issuances, employee restricted stock awards and stock option exercises.

Stock Options

    The following are significant weighted average assumptions used for estimating the fair value of the activity under our stock option plans:

	Employee Stock Options for three months ended December 31,		Employee Stock Options for six months ended December 31,		Employee Stock Purchase Plan for three months ended December 31,		Employee Stock Purchase Plan for six months ended December 31,
	2012	2011	2012	2011	2012	2011	2012	2011
Expected volatility	—	0.71	0.72	0.71	0.46	0.80	0.56	0.73
Risk-free interest rate	—%	0.66%	0.45%	0.68%	0.10%	0.07%	0.14%	0.08%
Expected dividends	—%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	—	4.2	4.2	4.2	0.37	0.50	0.45	0.50
Weighted-average grant date fair value	$—	$2.52	$3.38	$2.63	$1.79	$2.14	$1.98	$2.36

For the three months ended December 31, 2012, there were no options granted.

Restricted Stock Units and Awards

    For the three months and six months ended December 31, 2012, we granted 18,000 and 455,779 restricted stock units, respectively, with an average grant date fair value of $7.16 and $6.60, respectively.  For the three months and six months ended December 31, 2011, we granted 187,730 and 493,238 restricted stock units, respectively, with an average grant date fair value of $4.64 and $4.92, respectively.

Note 11.  Income Taxes

    We recorded an income tax expense and benefit of $0.1 million and $0.2 million for the three-month and six-month periods ended December 31, 2012, respectively, compared to an income tax expense of $0.4 million and $0.9 million for the comparable periods in fiscal year 2012.  The expense decreased in both periods of fiscal 2013 as compared to the same periods of fiscal 2012 primarily as a result of less revenue being subject to withholding tax in fiscal 2013 and the Company receiving $0.7 million of withholding tax refunds in the first quarter of fiscal year 2013.  We continue to recognize a partial valuation allowance against our net U.S. deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be recognized.  The portion of our U.S. net deferred tax assets that has no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.

    Our annual income tax for fiscal 2013 will consist of U.S. state income taxes, foreign income taxes and withholding taxes, as did our annual income tax for fiscal 2012 .

    During the quarter ended December 31, 2012, we entered into a definitive agreement with Bridge Crossing to sell certain patent properties for $350 million.  The gain that results from this transaction would give rise to taxable income that would allow us to realize, and therefore recognize, the majority of our existing net U.S. deferred tax assets.  The definitive agreement is subject to stockholder approval.  Pending that approval, we have not yet reversed the valuation allowance against our net U.S. deferred tax assets.

    There were no material changes to our reserves for unrecognized tax benefits in our quarter ended December 31, 2012. The total amount of gross unrecognized tax benefits as of December 31, 2012 and June 30, 2012 was approximately $5.3 million and $5.2 million, respectively. We accrue interest and penalties related to uncertain tax positions as a component of the provision for income taxes. Accrued interest and penalties relating to income tax on the unrecognized tax benefits as of December 31, 2012 and June 30, 2012 was approximately $0.4 million, respectively. Also, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $1.5 million and $1.4 million for the periods ended as of December 31, 2012 and June 30, 2012, respectively.

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

We reported second quarter fiscal 2013 revenue of $14.6 million, representing a 5% decrease compared to second quarter of fiscal 2012.  Royalty revenue in the second quarter of fiscal 2013 was $10.8 million, a 19% decrease compared to the second quarter of fiscal 2012.  Total royalty units reported in the second quarter of fiscal 2013 were 194 million, a 4% increase from our second quarter of fiscal 2012.  As our royalty revenue is reported one quarter in arrears, shipments and revenue reported in our second quarter of fiscal 2013 represented our customer shipments from the quarter ended September 30, 2012.  License and contract revenue in the second quarter of fiscal 2013 was $3.8 million, an 85% increase compared to the second quarter of fiscal 2012.  There were 7 new license agreements executed in the second quarter of fiscal 2013 compared to 4 in the second quarter of fiscal 2012. The increase in license revenue was driven primarily by higher deal volume in our second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Our operating loss for the second quarter of fiscal 2013 increased to $6.3 million from an operating loss of $0.6 million in our second quarter of fiscal 2012.  The increase in operating loss for our second quarter of fiscal 2013 compared to the same quarter of fiscal 2012 was primarily due to $2.0 million of expenses incurred in connection with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value prior to the announcement of the transaction on November 5, 2012 included in general and administrative expenses and $1.9 million of transaction related costs subsequent to the announcement.

We recorded a tax provision of $0.1 million in second quarter of fiscal year 2013 compared to a tax provision of $0.4 million in fiscal year 2012.  Our tax provision consists mainly of U.S. federal and state taxes, foreign tax, and withholding tax expenses and refunds.

Our cash and cash equivalents as of December 31, 2012 were $131.3 million compared to $110.9 million of cash, cash equivalents and short-term investments at June 30, 2012.   We had no available-for-sale securities as of December 31, 2012 as a result of the sale and maturity of our investments in the three months ended December 31, 2012.

Pending Acquisition by Bridge Crossing LLC and Imagination Technologies Group plc

    On November 5, 2012, MIPS entered into a patent sale agreement with Bridge Crossing, LLC (“Bridge Crossing”), an acquisition vehicle of Allied Security Trust I (“AST”), and a merger agreement with Imagination Technologies Group plc (LSE: IMG) (“Imagination”) with anticipated net proceeds of approximately $7.31 per share in cash to each holder of MIPS common stock.  On December 9, 2012, MIPS entered into an amendment to its merger agreement with Imagination that increased the purchase price being paid by Imagination to $80 million (from an original purchase price of $60 million) and removed the conditions to closing requiring the approval of the Committee on Foreign Investment in the United States and that MIPS is not a real property holding corporation. As a result of the amendment, the net proceeds to each holder of MIPS common stock following the consummation of the proposed patent sale transaction with Bridge Crossing, the proposed recapitalization and the proposed merger, increased to approximately $7.64 per share in cash.  On December 16, 2012, MIPS entered into an amendment to its merger agreement with Imagination that increased the purchase price being paid by Imagination to $100 million.  As a result of the amendment, the net proceeds to each holder of MIPS common stock, following the consummation of the proposed patent sale transaction with Bridge Crossing, the proposed recapitalization and the proposed merger, has increased to approximately $7.94 per share in cash.

    The patent sale agreement contemplates the sale of all of our right, title and interest in most of our active issued patents and patent applications to Bridge Crossing and sublicensable rights to a smaller group of our patents and patent applications for a total of $350 million. The patents and patent applications sold pursuant to the patent sale agreement relate to, among other categories, features, functionality, instruction set architectures and microarchitectural characteristics of microprocessors and related semiconductor hardware.

    The merger agreement contemplates the merger of an acquisition subsidiary (of Imagination) with and into MIPS, with MIPS continuing as the surviving corporation and a wholly owned, indirect subsidiary of Imagination following the merger.  The merger agreement provides that following the closing of the patent sale but prior to the closing of the merger, MIPS will effect a recapitalization by amending its certificate of incorporation.  If the certificate of amendment is adopted, approved and filed, MIPS will distribute the proceeds from the patent sale agreement and all cash on hand, less a fixed holdback of approximately $100 million and MIPS stockholders will be entitled to receive 0.226276 shares of MIPS common stock (which shares will be converted into cash in connection with the merger) and a cash payment, without interest and less any applicable withholding taxes, for each share of MIPS common stock held by such stockholder at the time of filing of the certificate of amendment.  The amount payable to stockholders in connection with the recapitalization will be affected by the Company’s operating results, estimated transaction expenses, timing of the recapitalization and other factors.

    Both the patent sale transaction and the merger transaction are subject to customary closing conditions, including the approval of the Company’s stockholders, who will vote separately on each of the transactions and the recapitalization. Approval of the patent sale transaction is not subject to stockholder approval of the recapitalization or the merger transaction.  Approval of the recapitalization is subject to stockholder approval of the patent sale transaction and the merger transaction.  Approval of the merger transaction is subject to stockholder approval of the patent sale transaction and the recapitalization.

    Assuming the stockholders approve both transactions and the recapitalization, the proceeds of the transactions, which are subject to a fixed holdback of approximately $100 million to cover tax and other liabilities, will be distributed to the Company’s stockholders on a pro-rata basis through a recapitalization of MIPS common stock. If the Company completes the patent sale transaction but does not complete the proposed merger transaction, the impact of the patent sale would be an increase to the Company’s cash balance by the proceeds of the patent sale and an increase to the Company’s liabilities to advisers with respect to the patent sale.  In addition, the gain that results from the patent sale would give rise to taxable income, which would be partially offset by the Company’s ability to realize, and therefore recognize, certain net U.S. deferred tax assets.

    The Company’s annual meeting is currently scheduled to be held on February 6, 2013.  At the annual meeting, stockholders will vote on a number of proposals, including the patent sale transaction, the recapitalization and the merger transaction.

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

Our revenue in the three-month and six-month periods ended December 31, 2012 and December 31, 2011 was as follows (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	Change (in Percent)	2012	2011	Change (in Percent)
Revenue
Royalties	$10,751	$13,224	-19%	21,224	$26,203	-19%
Percentage of Total Revenue	74%	86%		74%	81%
License and Contract Revenue	$3,840	$2,077	85%	7,310	$6,315	16%
Percentage of Total Revenue	26%	14%		26%	19%
Total Revenue	$14,591	$15,301	-5%	$28,534	$32,518	-12%

Royalties.  Our royalty revenue in the second quarter of fiscal year 2013 decreased by 19% from the comparable period in fiscal year 2012. Total royalty units reported by our customers in the second quarter of fiscal year 2013 were 194 million, a 4% increase from our second quarter of fiscal year 2012. The royalty per unit for the current quarter was 5.5 cents compared to 7.1 cents in the year ago period.  The decline in royalty per unit was due to certain licensees reaching timing and volume tiers in their licenses that triggered lower royalty rates, a decline in average selling price for customers whose royalties are calculated as a percentage of their revenue, shifts in product mix at several of our licensees, and consolidation in the industry as certain of our smaller customers were acquired by larger customers with lower royalty rates.  Included in our royalties in the quarter ending December 31, 2012 were $0.2 million in royalty adjustments that were received from several of our customers compared  to $1.2 million in the year ago period received from one of our customers..

    Royalties in the first six months of fiscal 2013 were down 19% from the comparable period in fiscal 2012. The decrease was primarily due to decrease in royalty per unit. The decline in royalty per unit was due to certain licensees reaching timing and volume tiers in their licenses that triggered lower royalty rates, a decline in average selling price for customers whose royalties are calculated as a percentage of their revenue, shifts in product mix at several of our licensees, and consolidation in the industry as certain of our smaller customers were acquired by larger customers with lower royalty rates. Included in our royalties in the first half of fiscal 2013 were $0.4 million in royalty adjustments that were received from several of our customers compared to $2.8 million in the year ago period received from several of our customers.

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

    Our license and contract revenue increased by 85% in the second quarter of fiscal 2013 from the comparable period in fiscal 2012. There were 7 new license agreements executed in the second quarter of fiscal 2013 compared to 4 in the second quarter of fiscal 2012. Unlimited use licenses accounted for $2.4 million of our license and contract revenue in our second quarter of fiscal 2013, and had terms ranging from 1 to 4 years with an average term of approximately 3 years. Contract revenue from unlimited use license agreements was $0.6 million in the same period of fiscal 2012.

    License and contract revenue for the six months ended December 31, 2012 increased by 16% from the comparable period in fiscal 2012 which was primarily due to higher average selling price of licenses as compared to the first half of fiscal 2012. Unlimited use licenses accounted for $5.0 million of our license and contract revenue in the six months ended December 31, 2012. The range of terms of unlimited license agreements we completed in the first six months of fiscal 2012 was 1 to 9 years with an average term of approximately 4 years. Contract revenue from unlimited use license agreements was $3.5 million in the same period of fiscal 2012.

Cost and Expenses

The following is a summary of certain consolidated statement of operations data for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,			Six Months Ended December 31,
	2012	2011	Change (in Percent)	2012	2011	Change (in Percent)
Operating Expenses
Cost of Sales	$332	$344	(4%)	$694	$605	15%
Research and Development	$9,031	$8,278	9%	$17,329	$16,184	7%
Sales and Marketing	$4,141	$3,892	6%	$8,566	$8,723	(2%)
General and Administrative	$5,478	$3,339	64%	$11,044	$6,603	67%
Merger Related Costs	$1,918	$—	100%	$1,918	$—	100%

Cost of Sales.  Cost of sales primarily includes labor and overhead related costs for contracts with engineering service requirements, material costs and costs associated with acquired third party software used in our products.

The cost of sales was flat from the second quarter of fiscal year 2013 over the same period in fiscal year 2012.

The increase of $0.1 million in cost of sales for the first six months ended December 31, 2012 compared to the same period of fiscal 2012 was primarily due to increased amortization of purchased third party software licenses in fiscal year 2013.

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

The $0.8 million increase in research and development expense for the second quarter of fiscal year 2013 over the comparable period in fiscal year 2012 was primarily due to increases of (i)  $0.5 million in incentive compensation resulting from the Company meeting certain financial targets in the second quarter of fiscal year 2013, (ii) $0.2 million in stock compensation expense related to timing and mix of grants to employees, (iii) $0.2 million in facilities and depreciation expense, (iv) $0.1 million in salary expense, and (v) $0.1 million in other expenses. These increases were partially offset by a $0.3 million decrease in research and development porting programs in the second quarter of fiscal year 2013 over the comparable period in fiscal year 2012.  The porting programs ensure application compatibility with MIPS-based processors, and our spending on such programs fluctuates based on timing of development projects and product releases.

The $1.1 million increase in research and development for the six months ended December 31, 2012 compared to the same period in fiscal 2012 was primarily due to increases of (i) $1.0 million in incentive compensation resulting from the Company meeting certain financial targets in the first six months of fiscal year 2013, (ii) $0.4 million in stock compensation expense related to timing and number of shares granted to employees, and (iii) $0.4 million in facilities and depreciation expense. These increases were partially offset by a $0.7 million decrease in research and development porting projects in the first six months of fiscal year 2013 over the comparable period in fiscal year 2012.

Sales and Marketing.    Sales and marketing expenses include salaries, commissions and costs associated with third party independent software development tools and applications, direct marketing and other marketing efforts. Our sales and marketing efforts are directed at establishing and supporting our licensing relationships.

            The $0.3 million increase in sales and marketing expense for second quarter of fiscal 2013 over the comparable period in fiscal 2012 was primarily due to increases of (i) $0.4 million in commission and incentive compensation resulting from the Company meeting certain financial targets in the second quarter of fiscal year 2013 and, (ii) $0.2 million in stock compensation expense related to timing and mix of grants to employees.  These increases were partially offset by $0.3 million decrease in consulting fees related to mobile and Android projects, which fluctuates based on timing of development projects and product releases.

The $0.2 million decrease in sales and marketing expense for the six months ended December 31, 2012 compared to the same period in fiscal 2012 was primarily due a $0.3 million decrease in severance costs and , a $0.7 million decrease in consulting fees related to mobile and Android projects.  These decreases were partially offset by a $0.6 million increase in commission and incentive compensation resulting from the Company meeting certain financial targets in the first six months of fiscal year 2013. There was also a $0.2 million increase in stock compensation expense related to timing and number of shares granted to employees.

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

The $2.1 million increase in our general and administrative expense for the second quarter of fiscal year 2013 over the comparable period in fiscal year 2012 was due to increases of (i) $2.0 million  in connection with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value prior to the announcement of the transaction on November 5, 2012, (ii) $0.3 million in incentive compensation resulting from the Company meeting certain financial targets in the second quarter of fiscal year 2013.  These increases were partially offset by $0.1 million decrease in consulting expense and a $0.1 million decrease in bad debt expense.

The $4.4 million increase in our general and administrative expense for the six months ended December 31, 2012 compared to the same period in fiscal 2012 was primarily due to an increases of  (i) $3.8 million  in connection with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value prior to the announcement of the transaction on November 5, 2012, (ii) $0.6 million in incentive compensation resulting from the Company meeting certain financial targets for the first six months of fiscal year 2013.

Transaction Related Costs.  Transaction and related costs comprise legal, banking fees and other professional charges subsequent to the announcement of the merger on November 5, 2012.

The $1.9 million increase in transaction related costs for the second quarter of fiscal 2013 over the comparable period in fiscal 2012 and for the six months ended December 31, 2012 compared to the same period in fiscal 2012 were related to legal, banking fees and other professional charges subsequent to the announcement of the transaction on November 5, 2012.

Other Income, Net. Other Income (Expense), was relatively flat for the second quarter of fiscal 2013 over the comparable period in fiscal 2012 and for the six months ended December 31, 2012 compared to the same period in fiscal 2012

Income Taxes. Our income tax primarily consists of U.S. state income taxes, foreign income taxes and withholding taxes.

    We recorded an income tax expense and benefit of $0.1 million and $0.2 million for the three-month and six-month periods ended December 31, 2012, respectively, compared to an income tax expense of $0.4 million and $0.9 million for the comparable periods in fiscal year 2012, respectively.  The expense decreased in both periods of fiscal 2013 as compared to the same periods of fiscal 2012 primarily as a result of less revenue being subject to withholding tax in fiscal 2013 and the Company receiving $0.7 million of withholding tax refunds in the first quarter of fiscal year 2013.  We continue to recognize a partial valuation allowance against net U.S. deferred tax assets as we believe that it is more likely than not that the majority of our deferred tax assets will not be recognized.  The portion of our U.S. net deferred tax assets that has no offsetting valuation allowance is recognized solely as an offset to liabilities recorded with respect to certain unrecognized tax benefits.

    During the quarter ended December 31, 2012, we entered into a definitive agreement with Bridge Crossing to sell certain patent properties for $350 million.  The gain that results from this transaction would give rise to taxable income that would allow us to realize, and therefore recognize, the majority of our existing net U.S. deferred tax assets.  The definitive agreement is subject to stockholder approval.  Pending that approval, we have not yet reversed the valuation allowance against our net U.S. deferred tax assets.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents and short term investments of $131.3 million, an increase of approximately $20.4 million from June 30, 2012.

Operating Activities

Net cash provided by operating activities was $18.8 million for the six months ended December 31, 2012. Our net loss included the effects of non-cash charges of $3.8 million from stock compensation expense and $1.1 million in depreciation and amortization of intangible assets.  In addition, cash generated from operating activities increased primarily as a result of a $26.0 million decrease in accounts receivable, reflecting timing of customer billings and payments received, and an $0.2 million decrease in prepaid expenses and other current and long term assets, primarily reflecting the timing of engineering design software license payments and timing of fees pertaining to the pending merger, and a $0.2 million increase in accounts payable and accrued liabilities, primarily due to increased legal fees pertaining to the merger.  These increases in cash were offset by cash used as a result of (i) a $1.2 million decrease in long term liabilities, primarily reflecting timing of engineering design software design software license payments, and (ii) a $0.6 million decrease in deferred revenue, reflecting timing of customer payments compared to timing of revenue recognition.

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

Investing Activities

 Net cash provided by investing activities was $33.6 million for the six months ended December 31, 2012 as a result of net proceeds of $34.6 million from the net sales and maturities of available-for-sale securities partially offset by $1.0 million used to purchase property, furniture and equipment.

 Net cash provided by investing activities was $5.4 million for the six months ended December 31, 2011 as a result of $6.0 million from the net maturities of available-for-sale securities and $0.7 million used to purchase property, furniture and equipment.

Financing Activities

Net cash provided by financing activities was $2.6 million for the six months ended December 31, 2012.   This cash generated from financing activities resulted from $2.4 million from stock option exercises and purchases under our employee stock purchase plan and $0.2 million of cash provided by excess tax benefits from options exercised.

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

•
The costs associated with the Company’s exploration of options related to patent monetization and other opportunities for increasing shareholder value as well as costs relating to the proposed merger and proposed sale of patents;

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

Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years
Operating lease obligations (1)	$3,845	$669	$2,198	$978
Purchase obligations (2)	10,946	7,171	3,250	525
Other long-term liabilities and obligations (3)	1,475	—	1,475	—
Total	$16,266	$7,840	$6,923	$1,503

(1)	We lease office facilities and equipment under non-cancelable operating leases including the lease for our headquarter facility in Sunnyvale, California.

(2)
Our purchase obligations of approximately $11.0 million at December 31, 2012 decreased from our purchase obligations as of June 30, 2012 by $4.5 million.  Of the total, $5.1 million of the obligations relate to purchased software licenses or engineering design software license contracts that are reflected in the Company’s accrued liabilities. The remaining $5.9 million of purchase obligations includes approximately $4.8 million due by December 31, 2013 with the balance to be completed within four years.

(3)	Long-term liabilities and obligations consist of amounts due to employees under a deferred compensation plan, under which distributions are elected by the employees.

The table above excludes aggregate of $2.8 million for uncertainty in income taxes as we are unable to reasonably estimate the ultimate amount or timing of settlement and advisory fees of $0.5 million that were incurred as of December 31, 2012 and included in the Company’s accrued liabilities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

 Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were not effective as of December 31, 2012, because of the material weakness described in Part II, Item 9A, in our 2012 Annual Report on Form 10-K.  In that section, we describe the material weakness in our internal control over financial reporting as a result of the error found during the preparation of financial statements with regards to the process of accounting for income taxes.

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

On November 29, 2012, an alleged stockholder filed a putative class action entitled Capgrowth Group v. Sandeep S. Vij, et al., Case No. 1:12-CV-236874, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Capgrowth Action. The defendants are MIPS Technologies and the members of our board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement with Bridge Crossing and the merger agreement with Imagination Technologies and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The plaintiff seeks, among other things, an order enjoining the consummation of the merger, an award of compensatory or rescissory damages, and awarding attorneys’ fees and costs. On December 17, 2012, defendants filed a motion to stay the Capgrowth Action pending resolution of the more advanced Shankar Action (defined below).

On December 12, 2012, an alleged stockholder filed a putative class action entitled Frank Minjarez v. MIPS Technologies, Inc., et al., Case No. 1:12-CV-237719, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Minjarez Action. The defendants are MIPS Technologies, the members of our board of directors, an acquisition subsidiary of Imagination Technologies (“Acquisition Sub”), AST and Bridge Crossing. The complaint alleges that MIPS Technologies and the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The complaint further alleges Acquisition Sub, Bridge Crossing and AST aided and abetted the alleged breaches of fiduciary duty by MIPS Technologies and the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed transactions, rescinding the proposed transactions if they are consummated, and awarding attorneys’ fees and costs.

On December 12, 2012, an alleged stockholder filed a putative class action entitled Ashish Shankar v. Kenneth L. Coleman, et al., Case No. 8103-VCN, in the Court of Chancery of the State of Delaware, which we refer as the Shankar Action. The defendants are MIPS Technologies, the members of our board of directors, Acquisition Sub, Imagination Technologies, AST, and Bridge Crossing. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed transactions. The complaint further alleges Imagination Technologies, Acquisition Sub, Bridge Crossing and AST aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed transactions, rescinding the proposed transactions if they are consummated or awarding rescissory damages, awarding damages, and awarding attorneys’ fees and costs.

On December 14, 2012, MIPS Technologies and the individual defendants answered the complaint in the Shankar Action. On December 17, 2012, Imagination Technologies and Acquisition Sub entered their appearance in the Shankar Action. Also on December 17, the Court of Chancery entered an order governing the production and exchange of confidential and highly confidential information. On December 18, the Court of Chancery entered a scheduling order providing for, among other things, the certification of a non-opt out class in the Shankar Action. That scheduling order further provided, among other things, that plaintiff will file an amended complaint no later than three days after MIPS Technologies filed a revised preliminary proxy statement with the SEC. Also on December 18, Imagination Technologies and Acquisition Sub answered the complaint in the Shankar Action.

On December 18, 2012, the plaintiff in the Capgrowth action filed a first amended complaint adding Imagination Technologies, Acquisition Sub, and Bridge Crossing as defendants. The first amended complaint further added allegations that Imagination Technologies, Acquisition Sub, and Bridge Crossing aided and abetted the alleged breaches of fiduciary duty by MIPS Technologies and the individual defendants. The first amended complaint further added a claim against MIPS Technologies, in which plaintiff seeks attorneys' fees associated with the increase in the merger consideration that plaintiff alleges to have precipitated. Also on December 18, 2012, the plaintiff filed an application for a temporary restraining order seeking to enjoin the consummation of the proposed transactions.

On December 19, 2012, an alleged stockholder filed a putative class action entitled John Mahlke v. MIPS Technologies, Inc., Case No. 8127, in the Court of Chancery of the State of Delaware, which we refer to as the Mahlke Action. The defendants are MIPS Technologies, the members of our board of directors, Acquisition Sub, and Imagination Technologies. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed merger arises out of a flawed process which resulted in a failure to maximize stockholder value. The complaint further alleges that the individual defendants breached their fiduciary duties by omitting material facts from the preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20, 2012, in connection with the proposed merger. The complaint further alleges Imagination Technologies and Acquisition Sub aided and abetted the alleged breaches of fiduciary duty by the individual defendants. The plaintiff seeks, among other things, an order enjoining the consummation of the proposed merger, rescinding the proposed merger if it is consummated or awarding rescissory damages, awarding damages, and awarding attorneys’ fees and costs. On December 20, 2012, MIPS Technologies and the individual defendants answered the complaint in the Mahlke Action. On December 21, 2012, Imagination Technologies and Acquisition Sub answered the complaint in the Mahlke Action.

On December 21, 2012, MIPS Technologies and the individual defendants filed an amended motion to stay in the Capgrowth Action.

On December 24, 2012, plaintiff in the Shankar Action filed an amended complaint. On December 27, 2012, the Court of Chancery granted an order consolidating the Shankar action and the Mahlke action into one action entitled In re MIPS Technologies, Inc. Stockholder Litigation, Consolidated C.A. No. 8103-VCN, which we refer to as the Consolidated Action. Pursuant to the agreement of the parties in the Consolidated Action, the amended complaint in the Shankar Action was treated as the operative complaint for the Consolidated Action.

On December 28, 2012, an alleged stockholder filed a putative class action entitled Abhilash Joseph v. Sandeep S. Vij, et al., Case No. 1:12-cv-238629, in the Superior Court of the State of California, Santa Clara County, which we refer to as the Joseph Action. The defendants are MIPS Technologies and the members of our board of directors. The complaint alleges that the individual defendants breached their fiduciary duties to MIPS Technologies stockholders in connection with the patent sale agreement and the merger agreement and the transactions contemplated thereby. Specifically, the complaint alleges, among other things, that the proposed transactions arise out of a flawed process, that the individual defendants engaged in self-dealing in relation to the proposed transactions, which resulted in a failure to maximize stockholder value. The complaint further alleges that MIPS Technologies and the individual defendants breached their fiduciary duties by omitting material facts from both the preliminary proxy statement and the revised preliminary proxy statement filed by MIPS Technologies with the Securities and Exchange Commission on November 20 and December 20, 2012, in connection with the proposed transactions. The plaintiff seeks, among other things, an order declaring the merger agreement was entered into in breach of the individual defendants' fiduciary duties and that the merger agreement is unenforceable, enjoining the consummation of the proposed transactions, rescinding the merger agreement or the patent sale agreement to the extent either is already implemented, and awarding attorneys’ fees and costs.

On January 3, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, MIPS Technologies, the individual defendants, Bridge Crossing, AST, Imagination Technologies and Acquisition Sub entered into a memorandum of understanding with the plaintiffs in the Consolidated Action providing for the settlement in principle of the claims brought on behalf of the class in the Consolidated Action. Pursuant to the memorandum of understanding, MIPS Technologies included additional disclosures in the definitive proxy statement requested by plaintiffs and agreed to waive certain provisions in standstill agreements applicable to two parties. The parties to the Consolidated Action are in the process of documenting the settlement and will present the settlement to the Court of Chancery for approval when that documentation is complete.

On January 11, 2013, MIPS Technologies entered into a stipulation with the plaintiffs in the Capgrowth Action and Minjarez Action in which the parties agreed that the settlement in the Consolidated Action in Delaware, plus certain supplemental disclosures made by the Company, resolve the claims asserted in the Capgrowth Action and the Minjarez Action.

We intend to defend vigorously against those suits that have not been settled in principle. However, because any lawsuits which have not been settled in principle are in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the actions will not delay the consummation of the patent sale or the merger or result in substantial costs (which may include settlement costs); even a meritless lawsuit may potentially delay consummation of the patent sale and the merger.

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

Our business and results of operations may be affected by the announcement of the sale of certain of our patents to Bridge Crossing or our proposed acquisition by Imagination.

On November 5, 2012, we entered into the patent sale agreement with Bridge Crossing, pursuant to which we will sell certain U.S. and foreign patents and patent applications to Bridge Crossing. On November 5, 2012, we entered into the merger agreement with Imagination and an acquisition subsidiary, pursuant to which the acquisition sub will merge with and into us, and we will continue as the surviving corporation and as a wholly owned subsidiary of Imagination. The terms of the merger agreement were subsequently amended on December 9, 2012 and on December 16, 2012. The terms of the patent sale agreement and the merger agreement, and the patent sale and the merger, which we refer to as the proposed transactions, are described in Note 1 of this Quarterly Report on Form 10-Q. For additional information, also see the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 7, 2013.

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

 We are also subject to additional risks in connection with the proposed transactions, including: (1) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us under the merger agreement of $2.75 million and the payment of Imagination  out-of-pocket transaction-related expenses in an amount up to $2.0 million, in each case pursuant to and in accordance with the terms of the merger agreement, (2) the occurrence of an event or circumstance that could give rise to the payment of a termination fee by us under the patent sale agreement of $10 million, or $20 million if we wrongfully terminate the agreement but have already paid the termination fee of $10 million, or $30 million if we have not yet paid the termination fee of $10 million, in each case pursuant to and in accordance with the terms of the patent sale agreement, (3) the outcome of any legal proceedings that may be instituted against us, our directors and others relating to the proposed transactions, (4) the failure of the proposed transactions to close for any reason, including due to the failure to obtain the necessary stockholder approvals, (5) the restrictions imposed on our business, properties and operations pursuant to the affirmative and negative covenants set forth in the patent sale agreement and merger agreement and the potential impact of such covenants on our business, (6) the risk that the proposed transactions will divert management’s attention resulting in a potential disruption of our current business plan, and (7) potential difficulties in employee retention arising from the proposed transactions.

We may suffer additional consequences if the proposed patent sale to Bridge Crossing or acquisition by Imagination are not completed.

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

•
if the patent sale agreement is terminated under certain circumstances, we may be required to pay a termination fee or a wrongful termination payment to Bridge Crossing, and if the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee to Imagination and reimburse Imagination for its transaction-related expenses;

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

Our business and results of operations may be affected by litigation related to the sale of certain of our patents to Bridge Crossing and our proposed acquisition by Imagination.  In addition, such litigation may delay the closing of the patent sale and the closing of the merger.

In connection with our proposed patent sale to Bridge Crossing and our proposed acquisition by Imagination, a total of five stockholder lawsuits have been filed against the Company.  Three of the lawsuits have been filed in the Superior Court of the State of California, Santa Clara County, and two of the lawsuits have been filed in the Court of Chancery of the State of Delaware.

On January 3, 2013, without admitting any wrongdoing and to avoid the burden, expense and disruption of continued litigation, MIPS Technologies, certain individual defendants, Bridge Crossing, Allied Security Trust, Imagination and a subsidiary of Imagination entered into a memorandum of understanding with the plaintiffs in the two Delaware actions providing for the settlement in principle of the claims brought on behalf of the class in the two Delaware actions. On January 11, 2013, the Company entered into a stipulation with the plaintiffs in two of the three California actions in which the parties agreed that the settlement in the two Delaware actions, plus certain supplemental disclosures made pursuant to a filing with the Securities and Exchange Commission, resolve the claims asserted in these two California actions.

We intend to defend vigorously against those suits that have not been settled in principle. However, because any lawsuits which have not been settled in principle are in the early stages, we cannot predict the outcome at this time, and we cannot be assured that the actions will not delay the consummation of the patent sale or the merger or result in substantial costs (which may include settlement costs); even a meritless lawsuit may potentially delay consummation of the patent sale and the merger.

The success of our business depends on sustaining or growing our license and contract revenue.   License and contract revenue consists of  technology license fees paid for access to our developed technology (and in some cases, our patents), associated maintenance agreements and engineering service fees related to technology under development. Our ability to secure the licenses from which our contract revenues are derived depends on our customers, including semiconductor companies and digital consumer, mobile, wireless, connectivity and business product manufacturers, adopting our technology and using it in the products they sell. As compared to the prior year, our license and contract revenue decreased by 9% in fiscal year 2010. However, our license and contract revenue increased by 12% in fiscal year 2011 and 35% in fiscal year 2012 as compared to prior years.  The fiscal year 2012 increase was due to a license agreement with a customer providing them with certain license rights to our patent portfolio.  In the second quarter of fiscal year 2013, our license and contract revenue increased by 85% as compared to the second quarter of fiscal year 2012.

Changes in the size and nature of the license agreements that we enter into in a given period could cause our operating results to differ significantly from one period to another.  We license our embedded processor intellectual property in the form of both architectures and specific processor cores.  Our license agreements include both limited and unlimited uses of our products; however, all licenses contain a limitation on the number of years that a license is valid and only cover those products specifically licensed and available at the time of the license. Under unlimited use license agreements, customers typically pay a larger fixed, up-front fee for the unlimited use of (i) one or more of our MIPS-developed cores or (ii) our architecture to develop their own MIPS-compatible cores during the term of the agreement.   Architecture license agreements are not as common as core license agreements.  The company currently has 11 active architecture customers.  In addition, in June 2012 we entered into a license agreement with a customer providing them with certain license rights to our patent portfolio.  No assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization (including the proposed patent sale to Bridge Crossing).

We recognize all license revenues under limited and unlimited use license agreements upon execution of the agreement, provided all revenue recognition criteria have been met.  License revenue from unlimited use license agreements was 51% in fiscal year 2010, 61% in fiscal year 2011 and 86% in fiscal year 2012 of our total license and contract revenue. Additionally, in the second quarter of fiscal year 2013, license revenue from unlimited use license agreements was 71% of our total license and contract revenue.

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

Revenue from our five largest customers represented approximately 56% and 48% of our net revenue in the quarters ended December 31, 2012 and 2011, respectively. We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

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

We may not be successful in our strategic efforts around patent monetization.  Our future success depends in part on our ability to monetize our patents.  In the fourth quarter of fiscal year 2012, we entered into a license agreement with Broadcom Corporation, pursuant to which we licensed our patents and received a license fee of $26.5 million.  We have historically not licensed our patent portfolio in connection with our licensing business model, and it is difficult to predict if we will be able to enter into future license agreements for our patent portfolio. If we do not enter into future patent license agreements, and we are not otherwise successful in alternative patent monetization strategies (including the proposed patent sale to Bridge Crossing), our financial condition, revenue and results of operations could be adversely impacted in the future. In addition, our ability (or inability) to successfully conclude patent license agreements in any given quarter may have a significant impact on our quarterly revenue.  Furthermore, no assurance can be given that we will be able to enter into future license agreements related to our patent portfolio or that we will be successful in our strategic efforts around patent monetization (including the proposed patent sale to Bridge Crossing).

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

As international business is a significant component of our revenue, we are increasingly exposed to various legal, business, political and economic risks associated with our international operations.  For our second quarters of fiscal year 2013 and 2012, 47%  and 55% of our net revenue was derived from sales to customers outside the United States.  We have sales and operations in China as well as sales offices in Germany, Japan, Israel, Korea and Taiwan.

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

For additional information regarding litigation related to our proposed patent sale and proposed merger, please see the Risk Factor above titled “Our business and results of operations may be affected by litigation related to the sale of certain of our patents to Bridge Crossing and our proposed acquisition by Imagination.  In addition, such litigation may delay the closing of the patent sale and the closing of the merger.”

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

Our results of operations could vary as a result of the methods, estimates, and judgments that we use in applying our accounting policies.  The methods, estimates, and judgments that we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties, and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in these methods, estimates, and judgments could significantly affect our results of operations.

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

We may incur impairments to long-lived assets.   We review our long-lived assets, including other intangible assets and investments in privately held companies, for impairment annually in the fourth quarter or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  Significant negative industry or economic trends, including a significant decline in the market price of our common stock, or disruptions to our business could lead to an impairment charge of our long-lived assets, including the other intangible assets and other investments in privately held companies.

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

The market value of our investment portfolio is exposed to fluctuations in interest rates and changes in credit ratings which could have a material adverse impact on our financial condition and results of operations.  Our cash and cash equivalents represent significant assets that may be subject to fluctuating or even negative returns depending upon interest rate movements, changes in credit ratings, sovereign defaults and various financial market conditions. The global credit and capital markets have experienced significant volatility and disruption due to the instability in the global financial system and the current uncertainty related to global economic conditions.

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

ITEM 6.  EXHIBITS

    (a)  Exhibits

2.1
Patent Sale Agreement, dated as of November 5, 2012, by and between MIPS Technologies, Inc., and Bridge Crossing, LLC (incorporated by reference to the Current Report on Form 8-K filed on November 8, 2012).

2.2
Agreement and Plan of Merger, dated as of November 5, 2012, by and among MIPS Technologies, Inc., Imagination Technologies Group plc and Imagination Acquisition Sub, Inc. (incorporated by reference to the Current Report on Form 8-K filed on November 8, 2012).

2.3
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 9, 2012, by and among MIPS Technologies, Inc., Imagination Technologies Group plc and Imagination Acquisition Sub, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 10, 2012).

2.4
Amendment No. 2 to Agreement and Plan of Merger, dated as of December 16, 2012, by and among MIPS Technologies, Inc., Imagination Technologies Group plc and Imagination Acquisition Sub, Inc. (incorporated by reference to the Current Report on Form 8-K filed on December 19, 2012).

10.1	Form of Letter Amendment to Change in Control Agreement (incorporated by reference to the Current Report on Form 8-K filed on November 8, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

MIPS Technologies, Inc., a Delaware corporation

February 5, 2013	By:	/s/ WILLIAM SLATER
William Slater
Vice President and Chief Financial Officer
(Principal Financial Accounting Officer)